Form 10-Q
period 2017-03-31
Boxlight Corp
filed 2017-05-15
CIK 1624512

As filed with the Securities and Exchange Commission on May 15, 2017

Registration No. 333-204811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

OR

[ ]	Transition Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number 1-9330

BOXLIGHT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	8211	46-4116523
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification Number)

BOXLIGHT CORPORATION

1045 Progress Circle

Lawrenceville, Georgia 30043

Phone: (678) 367-0809

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[ ]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock on May 12, 2017 was 4,621,687.

BOXLIGHT CORPORATION

2

PART I. Financial Information

Item 1. Financial Statements

Boxlight Corporation

Consolidated Balance Sheets

As of March 31, 2017 and December 31, 2016

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$401,574	$456,502
Accounts receivable – trade, net of allowances	2,896,120	2,943,954
Inventories, net of reserve	3,591,530	4,164,116
Prepaid expenses and other current assets	1,222,002	447,036
Total current assets	8,111,226	8,011,608

Property and equipment, net of accumulated depreciation	43,827	60,040
Intangible assets, net of accumulated amortization	6,656,441	6,833,477
Goodwill	4,181,991	4,181,991
Other assets	36,773	33,262
Total assets	$19,030,258	$19,120,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,722,812	$4,453,893
Accounts payable and accrued expenses – related parties	4,873,656	3,754,050
Short-term debt	2,071,291	2,791,582
Short-term debt – related parties	681,550	876,550
Convertible notes payable – related parties	1,050,000	50,000
Deferred revenues – short-term	458,997	495,603
Other short-term liabilities	251,416	251,537
Total current liabilities	14,109,722	12,673,215

Long-term convertible note payable – related parties	4,101,005	4,060,785
Deferred revenues – long-term	243,174	272,123

Total liabilities	18,453,901	17,006,123

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 1,270,000 shares issued and outstanding	127	127
Common stock, $0.0001 par value, 200,000,000 shares authorized; 4,621,687 Class A shares issued and outstanding	461	461
Additional paid-in capital	7,662,897	7,615,732
Subscription receivable	(325)	(325)
Accumulated deficit	(7,050,172)	(5,488,822)
Other comprehensive loss	(36,631)	(12,918)
Total stockholders’ equity	576,357	2,114,255

Total liabilities and stockholders’ equity	$19,030,258	$19,120,378

See accompanying notes to the financial statements.

Boxlight Corporation

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016*

Revenues	$4,194,429	$3,075,349
Cost of revenues	2,994,683	1,814,707
Gross profit	1,199,746	1,260,642

Operating expense:
General and administrative expenses	2,451,206	1,431,906
Research and development	190,445	337,399
Total operating expense	2,641,651	1,769,305

Loss from operations	(1,441,905)	(508,663)

Other income (expense):
Interest expense, net	(169,091)	(44,747)
Other income, net	49,646	-
Total other income (expense)	(119,445)	(44,747)

Net loss	$(1,561,350)	$(553,410)

Comprehensive loss:
Net loss	$(1,561,350)	$(553,410)
Other comprehensive loss:
Foreign currency translation loss	(23,713)	-
Total comprehensive loss	$(1,585,063)	$(553,410)

Net loss per common share – basic and diluted	$(0.34)	$(0.13)
Weighted average number of common shares outstanding – basic and diluted	4,621,687	4,183,028

* Financial information has been retrospectively adjusted for the acquisitions of Mimio and Genesis.

See accompanying notes to the financial statements.

Boxlight Corporation

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016*

Cash flows from operating activities:
Net loss	$(1,561,350)	$(553,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	16,830
Change in allowance for doubtful accounts	78,708	-
Change in allowance for sales returns	56,233	-
Change in inventory reserve	(11,476)	-
Stock compensation expense	47,165	-
Depreciation and amortization	192,225	-
Changes in operating assets and liabilities:
Accounts receivable – trade	(87,053)	(610,520)
Accounts receivable – related party	-	(20,401)
Inventories	584,062	733,409
Prepaid expenses and other current assets	(771,039)	108,667
Accounts payable and accrued expenses	265,145	67,309
Accounts payable and accrued expenses – related parties	1,119,606	41,563
Deferred revenues	(65,557)	-
Other short-term liabilities	(263)	-
Accrued interest on long-term debt – related parties	40,220	-
Net cash used in operating activities	(113,374)	(216,553)

Cash flows from financing activities:
Proceeds from subscription receivable	-	1,750
Distributions to the member	-	(700,375)
Proceeds from short-term debt – related parties	-	170,000
Proceeds from convertible note payable	1,000,000	-
Proceeds from factoring of accounts receivable with recourse	-	15,000
Principal payments on short-term debt	(720,291)	-
Principal payments on short-term debt – related parties	(195,000)	-
Net cash provided by (used in) financing activities	84,709	(513,625)

Effect of currency exchange rates	(26,263)	-

Net decrease in cash and cash equivalents	(54,928)	(730,178)

Cash and cash equivalents, beginning of the period	456,502	994,103

Cash and cash equivalents, end of the period	$401,574	$263,925

Supplemental cash flows disclosures:
Cash paid for interest	$112,915	$3,864
Cash paid for income taxes	$-	$-

* Financial information has been retrospectively adjusted for the acquisition of Mimio and Genesis.

See accompanying notes to the financial statements.

Boxlight Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Boxlight Corporation (formerly known as Logical Choice Corporation) (the “Company” or “Boxlight Parent”) was incorporated in the State of Nevada on September 18, 2014 with its headquarters in Atlanta, Georgia for the purpose of becoming a technology company that sells interactive educational products.

Boxlight, Inc., Boxlight Latinoamerica, S.A. DE C.V. (“BLA”) and Boxlight Latinoamerica Servicios, S.A. DE C.V. (“BLS”) (together, “Boxlight Group”) were incorporated on July 11, 2009, October 17, 2002 and October 17, 2002, respectively. The Boxlight Group is involved principally in the distribution of interactive projectors and integrated solutions that enhance learning and enable people to collaborate with each other in innovative and effective ways. In June 2016, Boxlight Group engaged legal counsel in Mexico to start the process of closing the operations of BLA and BLS. BLA and BLS have been merged into Boxlight, Inc. in July 2016. Boxlight Group was wholly owned by Everest Display Inc., a manufacturing company in Taiwan. In May 2016, Everest Display Inc. agreed to sell all of its ownership in Boxlight Group to the Company. On July 18, 2016, the Company acquired Boxlight Group.

Mimio LLC (“Mimio”) was formed in Delaware on July 1, 2013. Mimio designs, develops and sells interactive classroom technology products, of which Mimio owns most of the design and performance patents, and which are manufactured by a contract manufacturer (“CM”) in Shenzhen, China. Mimio also purchases and sells other non-proprietary products such as classroom projectors and flat panel displays as an original equipment manufacturer (“OEM”) from manufacturers in China and Taiwan. The primary market for Mimio’s products is classrooms K-12. All of the products are integrated in the classroom through Mimio’s award winning operating software “Mimio Studio.” Mimio’s products are distributed globally through a network of value added resellers (“VARs”) in the U.S. and Canada, and through master distributors in the rest of the world. On November 4, 2015, Mimio was acquired by Mim Holdings, Inc. (“Mim Holdings”), a Delaware corporation wholly-owned by Marlborough Trust. Marlborough Trust was established for the benefit of members of the families of affiliates of VC2 Partners, LLC (“VC2 Partners”). VC2 Partners and Mim Holdings are affiliates of Vert Capital. On April 1, 2016, Boxlight Parent acquired 100% of the membership interests in Mimio from Mim Holdings.

Genesis Collaboration, LLC (“Genesis”) was formed as a limited liability company in September 2011 in Atlanta, Georgia, to provide solutions that enhance interactive learning in the business, government, and education markets. Genesis is a technology provider that facilitates effective communication in schools, training facilities and workplaces around the world. Genesis offers a wide range of integrated products that change the way individuals collaborate and learn. In the classroom, Genesis offers a wide range of integrated interactive solutions that transform the way teachers deliver lessons and assess progress. Genesis’ products include interactive whiteboard systems, interactive tables, interactive and standard projectors, audio systems, data loggers, software, assessment and student response systems. On October 31, 2013, Vert Capital’s subsidiary acquired all of the outstanding membership interests of Genesis. On May 12, 2016, the Company acquired Genesis from Vert Capital.

BASIS OF PRESENTATION AND PRINCIPLE OF CONSOLIDATION

Acquisitions from Vert Capital and Mim Holdings are considered common control transactions. When businesses are acquired from Vert Capital and Mim Holdings that will be consolidated by us, they are accounted for as if the transfer had occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative information. The acquisitions of Mimio and Genesis were transfers of businesses between entities under common control. Accordingly, the accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of the acquired entities prior to the effective dates of such acquisitions. The information prior to the Company’s incorporation on September 18, 2014 represents the historical results of Genesis as Genesis was first controlled by Vert Capital and determined to be our predecessor entity for accounting purposes. The financial information for Mimio has been included in the Company’s consolidated financial statements beginning on November 4, 2015 when Mimio was acquired by Mim Holdings. Boxlight Group was acquired by the Company on July 18, 2016. The acquisition of Boxlight Group was accounted for under the acquisition method of accounting. See Note 3— Acquisitions, for additional information.

The accompanying consolidated financial statements include the accounts of Boxlight Corporation, Boxlight Group, Mimio and Genesis. Transactions and balances among Boxlight Corporation, Boxlight Group, Mimio and Genesis have been eliminated. The assets and liabilities of Mimio and Genesis in these financial statements have been reflected on a historical cost basis because the transfers of Mimio and Genesis to the Company are considered common control transactions. When the Company acquired Mimio and Genesis, the Company, Mimio and Genesis were under direct or indirect control of Vert Capital.

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accountingprinciples in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016.

RECLASSIFICATION

Certain prior year amounts have been reclassified for consistency with the current period presentation. Except for the effect of retroactively including the financial position and results of operations of Mimio and Genesis. These reclassifications had no effect on the reported results of operations.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

FOREIGN CURRENCIES

The Company’s functional currency is the U.S. Dollar. BLA and BLS’s functional currency is the Mexican Peso. The Company translates their financial statements from their functional currencies into the U.S. dollar.

An entity’s functional currency is the currency of the primary economic environment in which it operates and is generally the currency in which the business generates and expends cash. BLA and BLS, whose functional currency is the Mexican Peso, translate their assets and liabilities into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rates for the year. Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of equity. Foreign exchange gains and losses included in net income result from foreign exchange fluctuations on transactions denominated in a currency other than an entity’s functional currency.

Acquisition OF BOXLIGHT GROUP

The financial statements include the operations of Boxlight Group after the completion of the acquisition on July 18, 2016. We accounted for the acquisition of Boxlight Group using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. The estimated fair values of assets acquired and liabilities assumed were determined based on management’s best estimates. Preliminary estimated fair values are subject to measurement period adjustments which represent updates made to the preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date up until the purchase price allocation is finalized which cannot be any later than one year from the acquisition date.

Common control transactions

Businesses acquired from Vert Capital are accounted for as common control transactions whereby the net assets (liabilities) acquired (assumed) are combined with the Company’s assets and liabilities at their historical carrying value. Any difference between carrying value and recognized consideration is treated as a capital transaction. Cash received from the acquired entities is presented as an investing activity in our consolidated statement of cash flows.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000 for banks located in the U.S. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any rick of loss on its cash bank accounts.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are stated at historical carrying amounts, net of write-offs and allowance for doubtful accounts. Allowance for doubtful accounts represents management’s estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical payment trends, the age of receivables and knowledge of the individual customers. When the analysis indicates, management increases or decreases the allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances might be required.

INVENTORIES

Inventories are stated at the lower of cost or net realizable value and included spare parts and finished goods. Inventories are primarily determined using specific identification method and the first-in, first-out (“FIFO”) cost method. Cost includes direct cost from the CM or OEM, plus material overhead related to the purchase, inbound freight and import duty costs.

The Company continuously reviews its inventory levels to identify slow-moving merchandise and markdowns necessary to clear slow-moving merchandise, which reduces the cost of inventories to its estimated net realizable value. Consideration is given to a number of quantitative and qualitative factors, including current pricing levels and the anticipated need for subsequent markdowns, aging of inventories, historical sales trends, and the impact of market trends and economic conditions. Estimates of markdown requirements may differ from actual results due to changes in quantity, quality and mix of products in inventory, as well as changes in consumer preferences, market and economic conditions.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated life of the asset. Repairs and maintenance are charged to expense as incurred.

LONG – LIVED ASSETS

Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of its carrying amount or fair value less cost to sell.

Intangible assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No material impairments of intangible assets have been identified during any of the periods presented. Intangible assets and goodwill are tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Goodwill is not amortized and is not deductible for tax purposes.

DEBT DISCOUNT

Debt discount is amortized over the term of the debt using the effective interest rate method.

DEFERRED REVENUE

Deferred revenue represents amounts collected for any extended warranty that is separately priced. The Company recognizes revenue from extended warranty contracts using the straight-line method over the estimated life of the products which is three years.

REVENUE RECOGNITION

Revenue is comprised of product sales and service revenue, net of sales returns, co-operative advertising credits, early payment discounts, and special incentive payments (“SPIFF”) paid to the VARs. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

Revenue from product sales is derived from the sale of projectors, interactive panels and related accessories. Evidence of an arrangement consists of an order from its distributors, resellers or end users. The Company considers delivery to have occurred once title and risk of loss has been transferred.

Service revenue is comprised of product installation services and training services. These service revenues are normally entered into at the time products are sold. Service prices are established depending on product equipment sold and include a cost value for the estimated services to be performed based on historical experience. The Company outsources installation and training services to third parties and recognizes revenue upon completion of the services.

The Company evaluates the criteria outlined in FASB ASC Subtopic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as revenue. Generally, when the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded at the gross amount. If the Company is not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, the Company generally records the net amounts as revenue earned.

The Company’s standard terms and conditions of sale do not allow for product returns and it generally does not allow product returns other than under warranty. However, the Company, on a case by case basis, will grant exceptions, mostly “buyer’s remorse” where the VAR’s end user customer either did not understand what they were ordering, or determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends.

While the Company uses resellers and distributors to sell its products, the Company’s sale agreements do not contain any special pricing incentives, right of return or other post shipment obligations.

Before Mimio was acquired by the Company, it generally provided 24 to 60 months of warranty coverage on all of its products. Mimio products’ standard warranty period is 24 months, which can be extended to 60 months upon the end user “registering” their device on-line. The Company’s warranty provides for repair or replacement of the associated products during the warranty period. The Company does not record warranty cost upon sale, and instead conducts a periodic review of the warranty liability reserve, and based on historical cost-to-trailing- revenue history, will adjust the warranty liability, with the offset to this adjustment recorded to cost of revenue.

After the acquisitions of Mimio, Genesis and Boxlight Group, the Company determined a new warranty policy to provide 12 to 36 months of warranty coverage on projectors, displays, accessories, batteries and computers except when sold through a “Premier Education Partner” or sold to schools where the Company provides a 60 month warranty. The Company does not record warranty costs upon sale, and instead conducts a periodic review of the warranty liability reserve, and based on historical experience, will adjust the warranty liability, with the offset to this adjustment recorded to cost of revenue. The warranty obligation is affected by product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials, or other costs differ from the Company’s estimates, additional warranty liabilities could be required, which would reduce its gross profit.

The Company offers sales incentives where the Company offers discounted products delivered by the Company to its resellers and distributors that are redeemable only if the resellers and distributors complete specified cumulative levels of revenue agreed to and written into their reseller and distributor agreements through an executed addendum. The resellers and distributors have to submit a request for the discounted products and cannot redeem additional discounts within 180 days from the date of the discount given on like products. The value of the award products as compared to the value of the transactions necessary to earn the award is generally insignificant in relation to the value of the transactions necessary to earn the award. The Company estimates and records the cost of the products related to the incentive as marketing expense based on analyses of historical data.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred and consists primarily of personnel related costs, prototype and sample costs, design costs, and global product certifications primarily for wireless certifications.

INCOME TAXES

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

SHARE-BASED COMPENSATION

The Company estimates the fair value of each share-based compensation award at the grant date by using the Black-Scholes option pricing model. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

SUBSEQUENT EVENTS

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the year ending December 31, 2016, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern within one year after the issue date of the financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, early adoption is permitted. The Company adopted this guidance since its December 31, 2015 financial statements. There was no significant impact in the financial results.

In February 2016, a pronouncement was issued that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted this guidance in the first quarter of 2017. The adoption of this evidence had no material effect on the Company’s financial position or results of operations.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations currently in default or negotiate alternative repayment arrangements, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of March 31, 2017, the Company had an accumulated deficit of $7,050,172 and a working capital deficit of $5,998,496. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is seeking to obtain funds for operations from its initial public offering and support from its majority shareholder.

NOTE 3 – ACQUISITIONS

Acquisition of Mimio

Effective April 1, 2016, pursuant to a membership interest purchase agreement, the Company acquired 100% of the membership interest in Mimio from Mim Holdings. As consideration, the Company issued a $2,000,000 unsecured convertible promissory note (the “Marlborough Note”) to Marlborough Trust. See Note 13.

Additionally, the Company assumed from Mim Holdings a $3,425,000 senior secured note (the “Skyview Note”) that is payable to Skyview Capital, LLC, (“Skyview”), the former equity owner of Mimio and interest accrued on the note. The Skyview Note was issued by Mim Holdings to Skyview on November 4, 2015 as payment for the acquisition of 100% of the membership equity of Mimio. See Note 10.

The Company’s financial statements included Mimio’s assets and liabilities at the historical cost of Mim Holdings. Mimio was acquired by Mim Holdings on November 4, 2015. Mim Holdings accounts for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill.

The following table shows the purchase price, acquisition-date fair values of the assets acquired and liabilities assumed and calculation of goodwill utilizing the information at November 4, 2015 when Mim Holdings acquired Mimio. Subsequently on April 1, 2016, the Company acquired Mimio from Mim Holdings in a transaction between entities under common control. Accordingly, the purchase price allocation reflects the fair value as of the date acquired by Mim Holdings. Upon acquisition by the Company, these amounts were recorded on the historical cost basis of Mim Holdings.

Assets acquired:
Current assets	$6,677,842
Intangible assets	179,722
Goodwill	44,931
Total assets	6,902,495
Total liabilities	(3,477,495)

Net assets acquired	$3,425,000

Acquisition of Genesis

On May 12, 2016, Vert Capital contributed 100% of the membership interests in Genesis to the Company. In connection with the Company’s acquisition of Genesis, the former members of Genesis received 1,000,000 shares of the Company’s Series B Preferred Stock which, upon consummation of the Company’s initial public offering, will automatically convert into such number of shares that represents 4.0% of the Company’s fully diluted common stock as defined in the agreement. Upon completion of the Company’s initial public offering, an aggregate of 250,000 shares of the Company’s non-voting convertible Series A preferred stock will be issued to Vert Capital. Such 250,000 shares of the Company’s non-voting convertible Series A preferred stock will automatically convert into 398,406 shares of our Class A common stock on a date which shall be one year from the date of the Company’s initial public offering.

Common Control Transactions

The acquisitions of Mimio and Genesis were considered as transfers of businesses between entities under common control; and therefore, the assets acquired and liabilities assumed were transferred at historical cost of the ultimate parent, Vert Capital. Because the acquisitions were common control transactions in which the Company acquired businesses, the Company’s historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, and cash flows of Mimio and Genesis as if the Company owned Mimio and Genesis for all periods presented from the date Mimio, Genesis and the Company were under common control, which was November 4, 2015 and October 31, 2013, respectively.

Acquisition of Boxlight Group

On July 18, 2016, the Company acquired 100% of the equity interest of Boxlight Group, under the terms of a Share Purchase Agreement entered into on May 10, 2016 with Everest Display, Inc. (“EDI”). Under the terms of the share purchase agreement, Boxlight Holdings, Inc., a newly formed Delaware subsidiary of Boxlight Corporation acquired the equity of Boxlight Group. The Company issued to EDI 270,000 shares of Series C Preferred Stock, that has a stated or liquidation value of $20.00 per share. Upon completion of Boxlight Corporation’s IPO and subject to the listing of its Class A common stock on the Nasdaq Capital Market or other securities exchange acceptable to EDI, the Series C Preferred Stock shall automatically convert into shares of Class A common stock. Such newly converted shares of Class A common stock to be issued to EDI or its subsidiaries represents approximately 22.22% of Boxlight Corporation’s fully-diluted common stock upon the Company’s IPO, excluding shares issued for private placements and debt conversions.

Under the terms of the share purchase agreement, as amended on September 28, 2016, the parties agreed that EDI and Boxlight Corporation will settle and pay approximately $5.75 million of accrued accounts payable owed to EDI at September 28, 2016, in the manner set forth below.

(1)	$1,000,000 was paid at the closing of the acquisition out of the net proceeds of a note issued to Hitachi Capital America Corp. (See Note 10);

(2)	An additional $1,500,000 of the $5.75 million owed to EDI was to be paid by Boxlight Corporation and its subsidiaries in six monthly installments of $250,000 each, commencing 30 days after the initial $1,000,000 payment referred to above. However, in view of the fact that such installment payments cannot be presently made by the Company under the subordination agreement between EDI and Crestmark Bank, we and EDI agreed that the net proceeds from the sale of 1,000,000 shares of Class A common stock upon IPO shall be applied, first, to prepay the $1,460,508 principal balance due under Skyview Note, and secondly to prepay the balance of the $1,500,000 installment obligation owed to EDI referred to above. Net Proceeds included costs for professional fees estimated at approximately $300,000, plus any commissions or underwriting fees that may be payable by the Company to brokers, placement agents or underwriters who assist us in selling the shares of Class A common stock in the offering.

(3)	$2,000,000 of the unpaid balance of the account payable is settled with a 4% non-negotiable convertible promissory note of Boxlight Corporation payable to EDI, together with accrued interest, on March 31, 2019 (the “EDI Note”). Following the completion of the Company’s IPO, the EDI Note will automatically convert into shares of Boxlight Corporation’s Class A common stock at a conversion price equal to 80% of the initial per share offering price of the Class A common stock offered under the IPO. Boxlight Corporation has the option, in lieu of issuing its Class A common stock, to prepay the entire unpaid principal amount of the EDI Note plus accrued interest thereon within 72 hours of the first conversion notice.

The Company recognized the assets acquired and liabilities assumed from Boxlight Group at their fair value on the acquisition date, and if there was any excess in purchase price over these values it was allocated to goodwill. The estimated fair values of assets acquired and liabilities assumed, were determined based on management’s best estimates. Preliminary estimated fair values are subject to measurement period adjustments which represent updates made to the preliminary purchase price allocation based on revisions to valuation estimates in the interim period subsequent to the acquisition and initial accounting date up until the purchase price allocation is finalized which cannot be any later than one year from the acquisition date. The Company engaged a third-party valuation specialist to assist in the valuation and is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed. Thus the preliminary measurement of the assets acquired and liabilities assumed are subject to change, which could be significant. The Company will finalize the amounts recognized later than one year from the acquisition date.

The following table shows the preliminary purchase price, estimated acquisition-date fair values of the assets acquired and liabilities assumed and calculation of goodwill for Boxlight Group utilizing the information at acquisition date.

Assets acquired:
Current assets	$5,737,836
Property and equipment	65,866
Intangible assets	7,000,000
Other assets	514,696
Goodwill	4,137,060
Total assets acquired	17,455,458
Total liabilities assumed	(9,212,161)

Net assets acquired	$8,243,297

Consideration paid:
Issuance of 270,000 shares of Series C preferred stock	$8,828,353
Pre-existing net payable to Boxlight Group	(585,056)

Total	$8,243,297

The Company valued the Series C Preferred shares issued to EDI based on an entity value of the Company of approximately $39,700,000 and 270,000 shares of the Series C Preferred Stock represents approximately 22.22% of ownership of the Company. A difference in our valuation would change the amount of goodwill created under the transactions. If the valuation increases, goodwill will increase and if the valuation decreases, goodwill will decrease.

NOTE 4 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Accounts receivable - trade	$3,650,277	$3,562,832
Allowance for doubtful accounts	(532,105)	(453,059)
Allowance for sales returns	(222,052)	(165,819)

Accounts receivable - trade, net of allowances	$2,896,120	$2,943,954

NOTE 5 – INVENTORIES

Inventories consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Finished goods	$3,505,129	$4,102,621
Spare parts	172,256	183,357
Reserves for inventory obsolescence	(85,855)	(121,862)

Inventories, net	$3,591,530	$4,164,116

During the three months ended March 31, 2017, the Company wrote off obsolete inventories of $24,531.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Prepayments to vendors	$1,146,491	$351,408
Employee receivables	2,300	3,571
Prepaid state and local taxes	1,750	16,385
Prepaid and refundable income taxes	32,346	30,879
Prepaid license and marketing expense	39,115	44,793

Prepaid expenses and other current assets	$1,222,002	$447,036

Prepayments to vendors represent deposits made to vendors for purchases of inventories.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2017 and December 31, 2016:

	Useful lives	March 31, 2017	December 31, 2016

Leasehold improvements	9-10 years	$3,248	$3,355
Office equipment	3-5 years	21,341	21,341
Other equipment	5 years	42,485	42,485

Property and equipment, at cost		67,074	67,181
Accumulated depreciation		(23,247)	(7,141)

Property and equipment, net of accumulated depreciation		$43,827	$60,040

For the three months ended March 31, 2017 and March 31, 2016, the Company recorded depreciation expense of $15,189 and $0, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at March 31, 2017 and December 31, 2016

	Useful lives	March 31, 2017	December 31, 2016

Patents	10 years	$67,395	$67,395
Customer relationships	10 years	3,567,396	3,567,396
Trademarks	10 years	3,544,931	3,544,931

Intangible assets, at cost		7,179,722	7,179,722
Accumulated amortization		(523,281)	(346,245)

Intangible assets, net of accumulated amortization		$6,656,441	$6,833,477

Goodwill from acquisition of Mimio	N/A	$44,931	$44,931
Goodwill from acquisition of Boxlight	N/A	4,137,060	4,137,060
		$4,181,991	$4,181,991

For the three months ended March 31, 2017 and 2016, the Company recorded amortization expense of $177,036 and $0, respectively.

NOTE 9 – SHORT-TERM DEBT

Line of Credit – Sy Silverstein

On April 3, 2015, the Company entered into a line of credit agreement with Sy Silverstein, an individual. Pursuant to the agreement, the Company obtained the line of credit for up to a maximum of $300,000 to complete its initial public offering (“IPO”) process. The Company borrowed $100,000 under the agreement. The advances from this agreement accrue interest at 12% per annum, along with a $10,000 documentation fee, and is due on the effective date of the Company’s IPO. The $10,000 documentation fee was recorded as debt discount.

On October 4, 2016, Mr. Silverstein agreed to settle the outstanding principal of $100,000 and accrued interest of $15,919 with 109,915 shares of the Company’s Class A common stock. These shares were valued at $115,919 based on the Company’s most recent selling price of the Class A common stock on the settlement date. As of December 31, 2016, the outstanding principal and accrued interest under this agreement were $0.

Skyview Note

On April 1, 2016, the Company assumed from Mim Holdings a $3,425,000 senior secured note that is payable to Skyview, the former equity owner of Mimio for the acquisition of Mimio. The Skyview Note accrues interest at 6% per annum and was due on July 3, 2016. The Skyview Note is secured by a lien and security interest on all of the assets of Mimio, subordinating to Crestmark line of credit, and guaranteed by Vert Capital and VC2 Partners.

On July 5, 2016 and August 3, 2016, the Skyview Note was amended. On July 5, 2016, principal was increased to $3,660,508 to settle $235,508 of accounts payable owed by Mimio to Skyview’s affiliate. On August 3, 2016, the principal of the note was increased to $4,010,508 to include an additional fee of $350,000 to extend the maturity date to December 15, 2016. The Company recorded the $350,000 extension fee to interest expense. Additionally, the Company agreed to pay $2,500,000 of the note on the earlier of (1) September 30, 2016 or (2) the date the Company obtained a new debt facility. The Company made the $2,500,000 payment on September 29, 2016 with the proceeds from a line of credit with Crestmark Bank. The remaining outstanding balance together with any unpaid accrued interest was due and unpaid on December 15, 2016. On December 28, 2016, the Company received a Notice of Default from Skyview because the Company failed to make a $1,460,508 payment on December 15, 2016, in accordance with the terms of the Skyview Note. There can be no assurance that such discussions will be successful or that Skyview will defer the exercise of its remedies under the Skyview Note and the related security agreement. The foreclosure of the security interest of Skyview would have a material effect on the operation of the Company.

As of March 31, 2017, outstanding principal and accrued interest for the Skyview Note were $1,460,508 and $45,120, respectively. As of December 31, 2016, outstanding principal and accrued interest for the Skyview Note were $1,460,508 and $1,905, respectively.

AHA Note

On June 3, 2016, prior to the Company’s acquisition, Boxlight Group issued a promissory note to AHA Inc. Co Ltd., a Korean corporation, in the amount of $1,895,413 to settle unpaid accounts payable of $1,866,418 for the purchases of inventory for the Company. Interest shall be payable in the amount of 6.5% per annum. The principal was due and payable in eight equal monthly principal payments in the amount of $236,926 beginning on June 30, 2016. Interest shall be paid in consecutive monthly installments for eight months, due and payable upon the last business day of each month. As of March 31, 2017, outstanding principal and accrued interest for AHA note were $610,783 and $22,190, respectively. As of December 31, 2016, outstanding principal and accrued interest were $610,783 and $12,401, respectively. The Company was not able to make monthly principal payments in accordance with note agreement and, accordingly, the note was in default at March 31, 2017 and December 31, 2016.

Loan and Security Agreement – Hitachi Capital America Corp.

On July 6, 2016, the Company entered into a loan and security agreement with Hitachi Capital America Corp. (“Hitachi”). The agreement allows the Company to borrow up to $2,500,000 based on the balance of eligible accounts receivable and inventory at an interest rate equal to 1.75% in excess of the prime rate. The loan is due and payable on demand. Under the terms of the Hitachi loan agreement, the Company applied $1,000,000 of the initial funding to pay EDI $1,000,000 to reduce the Boxlight Group’s outstanding accounts payable. The Hitachi loan is secured by all assets of Boxlight Inc. and guaranteed by Boxlight Parent. The outstanding amount payable to Hitachi was paid in full on September 29, 2016, from the proceeds of the line of credit financing received from Crestmark Bank. In connection with the agreement with Hitachi, the Company paid $18,000 for loan fees which was included in interest expense.

Line of Credit – Crestmark Bank

On September 21, 2016, the Company entered into a $5,000,000 line of credit agreement with Crestmark Bank. Advances against this agreement accrue interest at 2.25% in excess of prime rate, with a minimum rate of 5.75% per annum. The outstanding balance under this agreement is secured by all assets of the Company and its subsidiaries and is due and payable upon demand.

As of December 31, 2016, outstanding principal and accrued interest were $720,291 and $0, respectively. $61,000 of loan fees related to the agreement with Crestmark Bank was included in interest expense.

On January 12, 2017, the Company received a default notice from Crestmark Bank due to the Notice of Default received from Skyview Capital and failure to meet the tangible net worth covenant requirement. On February 2, 2017, the Company satisfied in full all obligations due to Crestmark and received a general release from all indebtedness.

NOTE 10 – SHORT-TERM DEBT– RELATED PARTIES

Line of Credit - Vert Capital

On September 30, 2014, the Company entered into a line of credit agreement with Vert Capital, the Company’s majority shareholder. Pursuant to the agreement as amended, the Company obtained a line of credit from Vert Capital up to a maximum of $900,000 to complete its IPO process. The funds originally accrued interest at 10% per annum. Pursuant to an amendment to the purchase agreement with EDI entered in September 2016, the funds now accrue interest at 5.75% per annum. See Note 3. The advance is due on the effective date of the Company’s IPO. In connection with this agreement, the Company granted Vert Capital a security interest to all of its assets and properties, subordinating to Crestmark line. As of March 31, 2017, outstanding principal and accrued interest under this agreement were $627,550 and $123,588, respectively. As of December 31, 2016, outstanding principal and accrued interest under this agreement were $822,550 and $115,319, respectively.

Line of Credit - Logical Choice Corporation-Delaware

On May 21, 2014, the Company entered into a line of credit agreement with Logical Choice Corporation-Delaware (“LCC-Delaware”), former sole member of Genesis. The line of credit allowed the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed accrued interest at 10% per annum. Interest accrued on any advanced funds was due monthly and the outstanding principal and any accrued interest were due in full on May 21, 2015. In May 2016, the maturity date was extended to May 21, 2017. The assets of Genesis have been pledged as a security interest against any advances on the line of credit. As of March 31, 2017, outstanding principal and accrued interest under this agreement was $54,000 and $11,847, respectively. As of December 31, 2016, outstanding principal and accrued interest under this agreement was $54,000 and $10,516, respectively.

On September 30, 2014, the Company entered into a line of credit agreement with LCC-Delaware. Pursuant to the agreement, the Company obtained an additional line of credit from LCC-Delaware up to a maximum of $500,000 for a term of 3 years. The advances from this agreement accrue interest at 10% per annum and is due on demand. In connection with this agreement, the Company granted LCC-Delaware a second lien and security interest to all of its assets and properties, subordinate to the Vert Capital. Pursuant to an amendment to the purchase agreement with EDI entered in September 2016, LCC - Delaware forgave the entire payable balance of $185,129 and interest of $37,241 owed by the Company. See Note 3.

NOTE 11 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible Note Payable – Mark Elliott

On January 16, 2015, the Company issued a note to Mark Elliott, the Company’s Chief Executive Officer, in the amount of $50,000. The note is due on December 30, 2017  as amended and bears interest at an annual rate of 10%, compounded monthly. The note is convertible to the Company’s common stock at the lesser of (i) $6.28 per share, (ii) a discount of 20% to the stock price if the Company’s common stock is publicly traded, or (iii) if applicable, such other amount negotiated by the Company. The note holder may convert all but not less than all of the outstanding principal and interest due under this note upon the conversion date. As of March 31, 2017, outstanding principal and accrued interest under this agreement were $50,000 and $11,041, respectively. As of December 31, 2016, outstanding principal and accrued interest under this agreement were $50,000 and $9,809, respectively.

Convertible Note Payable – James Lofgren

On August 19, 2015, the Company issued a convertible promissory note to James Lofgren, spouse of Sheri Lofgren, the Company’s Chief Financial Officer, in the amount of $45,000. The note was due on April 30, 2016 and bears interest at an annual rate of 13%, compounded monthly. Mr. Lofgren may convert all, but not less than all, of the outstanding principal and interest due under this note into the Company’s Class A common stock, at the lesser of (i) $6.28 per share or (ii) a discount of 20% to the trading price if the Company’s common stock is then publicly traded. As of December 31, 2015, outstanding principal and accrued interest under this agreement were $45,000 and $2,404, respectively. The outstanding balance which included a documentation fee of $15,000 under this note was fully repaid on March 31, 2016.

Convertible Promissory Note– K Laser

On January 13, 2017, the Company issued a convertible promissory note to K Laser International Co., Ltd. in the amount of $1,000,000. The note is due on December 31, 2017 and bears interest at an annual rate of 8%, compounded monthly. The note is convertible to the Company’s common stock at $5.60 per share prior to a listing on a public exchange. If converted after a listing on a public exchange, the conversion shares shall be calculated as the average of the 7 days closing price. As of March 31, 2017, outstanding principal and accrued interest for the note were $1,000,000 and $8,000, respectively. The note is secured by all of the assets of the Company, subordinating to the Skyview Note.

NOTE 12 – LONG-TERM DEBT – RELATED PARTIES

Marlborough Note

On April 1, 2016, the Company issued a $2,000,000 unsecured convertible promissory note to Marlborough Trust for the acquisition of Mimio. The Marlborough Note is convertible by the holder into the Company’s Class A common stock at a per share conversion price equal to 55% of the initial offering price. The Marlborough note bears an one-time simple interest charge of 8% and is due on March 31, 2019. As of March 31, 2017, outstanding principal and long-term accrued interest for Marlborough Note were $2,000,000 and $53,333, respectively. As of December 31, 2016, outstanding principal and long-term accrued interest for the Marlborough Note were $2,000,000 and $40,183, respectively.

EDI Note

On September 28, 2016, the Company entered into an amendment with EDI for the acquisition of Boxlight Group. The Company agreed to issue a $2,000,000 non-negotiable convertible promissory note (the “EDI Note”) to settle unpaid balance of the account payable owed by Boxlight Group to EDI. The note bears an one-time simple interest charge of 4% and all principal and accrued interest is due on March 31, 2019. Following the completion of Boxlight Corporation’s IPO, the EDI Note is convertible into shares of Boxlight Corporation’s Class A common stock at a conversion price equal to 80% of the initial per share offering price of the Class A common stock offered under the IPO. Boxlight Corporation has the option, in lieu of issuing its Class A common stock, to prepay the entire unpaid principal amount of the EDI Note plus accrued interest thereon within 72 hours of the first conversion notice. As of March 31, 2017, outstanding principal and long-term accrued interest for EDI Note were $2,000,000 and $39,671, respectively. As of December 31, 2016, outstanding principal and long-term accrued interest for EDI Note were $2,000,000 and $20,603, respectively.

On May 11, 2017, the Company issued a $2,000,000 unsecured convertible promissory note to EDI replacing the 4% non-negotiable convertible promissory note of $2,000,000 issued at September 28, 2016. The new EDI Note is convertible into the Company’s Class A common stock at a per share conversion price equal to 55% of the initial offering price. The new note bears a one-time simple interest charge of 4% due on March 31, 2019).

NOTE 13 – DEFERRED REVENUE

On July 18, 2016, upon the acquisition of Boxlight Group, the Company assumed a $761,622 future performance obligation for separately priced extended warranties sold by Boxlight Group based on the preliminary measurement of the assets acquired and liabilities assumed.

Deferred revenue consisted of the following for the three months ended March 31, 2017 and for the year ended December 31, 2016:

	March 31, 2017	December 31, 2016

Balance, beginning	$767,726	$-
Assumed from Boxlight Group	-	761,622
Additions	62,801	259,744
Amortization	(128,356)	(253,640)
Balance, ending	702,171	767,726

Deferred revenue – short-term	458,997	495,603
Deferred revenue – long-term	$243,174	$272,123

NOTE 14 – EQUITY

Preferred Shares

The Company’s articles of incorporation provide that the Company is authorized to issue 50,000,000 preferred shares consisting of: 1) 250,000 shares of voting Series A preferred stock, with a par value of $0.0001 per share (of which none are issued); 2) 1,200,000 shares of voting Series B preferred stock, with a par value of $0.0001 per share (of which 1,000,000 shares are issued); 3) 270,000 shares of voting Series C preferred stock, with a par value of $0.0001 per share (all of which are issued); and 4) 48,280,000 shares to be designated by the Company’s Board of Directors.

Upon the effectiveness of a registration statement registering for the resale of the Company’s Class A common stock, all of the shares of Series B and Series C Preferred Stock shall be automatically converted into the applicable numbers of shares of Class A common stock. All of the Series A Preferred Stock shall be automatically converted into Class A common stock not later than one year after the effective date of the Company’s registration statement in connection with an IPO of the Company’s Class A common stock. As of March 31, 2017 and December 31, 2016, the Company had issued 1,000,000 shares of Series B Preferred Stock for the acquisition of Genesis and 270,000 share of Series C Preferred Stock for the acquisition of Boxlight Group.

Common Shares

In 2014, the Company issued 4,079,681 shares of its Class A common stock to various investors for cash of $2,560. The Company received promissory notes from the investors for the proceeds. These notes were due on March 31, 2015 and bear no interest through March 31, 2015. After March 31, 2015, the notes bear interest of 12% per annum. As of December 31, 2016, the Company has received proceeds of $2,335 from issuance of these shares and $225 was recorded by the Company as subscription receivable.

In January 2015, the Company amended its articles of incorporation to state that the Company’s common shares consist of: 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of March 31, 2017 and December 31, 2016, the Company had 4,621,687 shares of Class A common stock issued and outstanding. No class B shares were outstanding at March 31, 2017 and December 31, 2016.

Issuances of common stock to K-Laser for cash

On September 28, 2016, pursuant to an amended agreement with EDI, K Laser, the principal stockholder of EDI, purchased 178,572 shares of Class A common stock at $5.60 per share. The per share sale price is intended to be 80% of the initial price per share of the Company’s Class A common stock offered to the public under IPO. Accordingly, the 178,572 shares of Class A common stock are subject to increase in the event that the initial offering price of the shares offered is less than $7.00. The $5.60 price and the number of shares sold in the private placement will not change if the initial per share offering price is greater than $7.00. The Company agreed to use $650,000 of the proceeds to retire a separate obligation owed by Boxlight Inc. to EDI.

Issuances of common stock for cash

In September 2016, the Company issued 18,014 shares of Class A common stock at $1.055 per share for cash of $19,000. As of December 31, 2016, the Company had received cash of $18,900 and had subscriptions receivable of $100.

In November 2016, the Company issued 33,865 shares of Class A common stock at $5.906 per share for cash of $200,004.

Issuances of common stock for settlement of accounts payable and debt

In October and September 2016, the Company issued an aggregate of 94,735 shares at a fair value of $1.055 per share to settle accounts payable of $99,910 (including $77,268 accrued commission payable to Mark Elliott, the Company’s CEO).

In October 2016, the Company issued 3,556 shares of Class A common stock to a third party at $5.906 per share to settle accounts payable of $21,000.

In October 2016, the Company issued 109,915 shares of Class A common stock at a fair value of $1.055 per share to settle $100,000 of the outstanding principal short-term debt and $15,919 of accrued interest.

Distribution to Vert Capital

During the first quarter of 2016, Mimio was under the control of Vert Capital. It distributed cash of $700,375 to Vert Capital for payments of the Skyview Note prior to the acquisition by the Company.

Adoption of the 2014 Stock Option Plan

On September 19, 2014, the Board approved the Company’s 2014 Stock Option Plan. The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees, and consultants of the Company or a subsidiary of the Company under the plan is 2,390,438 shares.

NOTE 15 – STOCK SPLITS

On August 3, 2015, the Company completed a 1 for 7.665 reverse stock split of its Class A common stock in preparation for its IPO. On September 1, 2015, the Company further completed a 1 for 1.18991 reverse stock split of its Class A common stock reducing its outstanding Class A common stock to 2,806,808 shares. On October 1, 2015, the Company completed an additional 1 for 1.31993 reverse stock split of its Class A common stock reducing its outstanding Class A common stock to 2,126,487 shares. On October 2, 2015, the Company completed an additional 1 for 1.041646 reverse stock split of its Class A common stock reducing its outstanding Class A common stock to 2,041,466 shares. In December 2015, the Company completed a stock split of 1.93369 for 1 of its Class A common stock increasing its outstanding Class A common stock to 3,947,572 shares. In May 2016, the Company completed a stock split of 1.084448 for 1 of its Class A common stock increasing its outstanding Class A common stock to 4,389,380 shares. In October 2016, the Company completed a stock split of 0.926777 for 1 of its Class A common stock increasing its outstanding Class A common stock to 4,411,513 shares. In December 2016, the Company completed a stock split of 0.948207171 for 1 of its Class A common stock increasing its outstanding Class A common stock to 4,621,687 shares All share numbers or per share information presented give effect to the stock splits.

NOTE 16 – STOCK-BASED COMPENSATION

Stock Options

Following is a summary of the option activities during the three months ended March 31, 2017:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31,2016	850,405	$0.08	7.29
Granted (cancelled)	-
Outstanding, March 31, 2017	850,405	$0.08	7.03
Exercisable, March 31, 2017	598,180	$0.07	7.30

On May 13, 2016, the Company granted options to purchase 120,971 shares of Series A common stock at $0.12 per share to an employee for services. These options vest in four years and commenced in the quarter ended June 30, 2016 and expire 5 years from the date of grant. The options have a fair value of $109,000 that was calculated using the Black-Scholes option-pricing model.

On November 1, 2016, the Company entered into an amended employment agreement with its Chief Financial Officer, which amended the exercise price of the 291,402 options granted from $0.13 to $0.0001 per share. The options vesting term was changed to (i) 50% of the remaining unvested options shall vest immediately following the agreement, (ii) all remaining unvested options shall vest on March 31, 2017. Pursuant to the amendment of employment agreement, the fair value of options granted was changed to approximately $484,000 using the Black-Scholes option-pricing model.

Variables used in the Black-Scholes option-pricing model for options granted during the year ended December 31, 2016 include: (1) discount rate of 0.97 - 0.99% (2) expected life of 3.75 to 3.96 years, (3) expected volatility range of 66 to 69%, and (4) zero expected dividends. For the three months ended March 31, 2017 and 2016, the Company recorded stock compensation expense of $47,165 and $0, respectively.

NOTE 17 –RELATED PARTY TRANSACTIONS

Management Agreement – VC2 Advisors, LLC

On July 15, 2015, the Company executed an agreement with VC2 Advisors, LLC (“VC2”), a Delaware limited liability company, in which Michael Pope, the Company’s President and Director, is a managing member. VC2 is owned by Sugar House Trust and AEL Irrevocable Trust, trusts for the benefit of the families of Michael Pope and Adam Levin, respectively. The effective date of this agreement is the date of the consummation of the IPO of the Company’s Class A common stock. Pursuant to the agreement, VC2 shall perform consulting services for the Company relating to, among other things, sourcing and analyzing strategic acquisitions and introductions to various financing sources. VC2 shall receive an annual management fee payable in cash equal to 1.5% of total consolidated revenues at the end of each fiscal year ended December 31, 2016, 2017 and 2018, payable in monthly installments, commencing as of the date of the Company’s IPO. The annual fee is subject to a cap of $1,000,000 in each of 2016, 2017 and 2018. At its option, VC2 may also defer payment until the end of each year, payable as an option to purchase shares of Class A common stock of the Company, at a price per share equal to 100% of the closing price of the Company’s Class A common stock as traded on Nasdaq or any other national securities exchange as of December 31 of such year in question. Effective as of October 12, 2016, as a result of Adam Levin and Michael Pope no longer being employed at VC2, the consulting agreement with VC2 was terminated. Subsequently, the Company entered into new consulting agreements on identical terms with other entities which now employ Michael Pope and Adam Levin.

Warrant Agreement

On November 7, 2014, we issued to Vert Capital and a consultant five year warrants to purchase 796,813 and 23,904 shares of our Class A common stock, respectively, at an exercise price, equal to 110% of the initial per share offering price of the shares being sold under the Company’s initial public offering. Among other provisions, such warrants contain “cashless” exercise rights and prohibit the holder from selling any of the shares issuable upon exercise of such warrants for a period of not less than nine months from the date of issuance.  Effective as of October 12, 2016, and as a result of Adam Levin and Michael Pope no being employed at Vert Capital, Boxlight Parent cancelled the remaining balance of the Vert Capital warrants and reissued 597,610 and 199,203 of such warrants to entities associated with Adam Levin and to Michael Pope, respectively. These warrants had value at par per share at the grant date because the Company was incorporated in September 2014 and at development stage. These warrants expire on December 31, 2019. These warrants will be valued using Black-Scholes option-pricing model upon the completion of the Company’s initial public offering.

Sales and Purchases - EDI

EDI, an affiliate of the Company’s major shareholder K-Laser, is a major supplier of products to the Company. For the three months ended March 31, 2017 and 2016, the Company had purchases of $1,307,918 and $0, respectively, from Everest Display Inc. For the three months ended March 31, 2017 and 2016, the Company had no sale to Everest Display Inc. As of March 31, 2017 and December 31, 2016, the Company had accounts payable approximately of $4,873,656 and $3,754,050, respectively, to Everest Display Inc.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Litigation

In July 2015, a supplier filed a lawsuit against the Company for outstanding payables owed by the Company of approximately $72,000. In February 2016, the supplier and the Company agreed to settle the indebted balance for $43,000 provided that the Company pays on or before March 16, 2016. The Company failed to make the payment and the judgement amount was therefore increased to approximately $70,000 and with interest and court costs of approximately $2,300. The Company is currently negotiating new terms with the supplier.

Trademark

On April 16, 2009, Boxlight Inc. entered into a trademark license agreement with Herbert H. Myers whereby Boxlight Inc. agreed to pay Mr. Myers 15% of the quarterly net income of Boxlight Inc. This payment shall continue until $1,250,000 is paid, upon which, the license fee shall drop to 10%. Upon reaching the aggregate sum of $2,500,000 or 10 years of licensing, whichever comes first, the trademark will be sold to Boxlight Inc. for $1. Through the period ended December 31, 2014, Boxlight Inc. has paid $32,580 related to this agreement.

In October 2014, Boxlight Inc. entered into an amendment to the trademark license agreement with Mr. Myers, where Mr. Myers agreed to sell the trademark for $250,000. Payment would be made through the issuance of shares of Boxlight Corporation by dividing $250,000 by the initial price per share of shares of Boxlight Corporation’s common stock sold in the initial public offering of Boxlight Corporation on the date the registration statement is declared effective by the Securities and Exchange Commission. Trademark cost of $250,000 is included in the accompanying consolidated balance sheets under the caption “Intangible assets”, with the corresponding liability included under the caption “Other current liabilities”.

Operating Lease Commitments

The Company leases two office spaces under non-cancelable lease agreements. The leases provide that the Company pays only a monthly rental and is not responsible for taxes, insurance or maintenance expenses related to the property. Future minimum lease payments of the Company’s operating leases with a term subsequent to March 31, 2017 are as follows:

Year ending December 31,	Amount
2017	$193,020
2018	241,200
2019	60,600
Net Minimum Lease Payments	$494,820

The Company also has another office lease on a month-to-month basis. For the three months ended March 31, 2017, aggregate rent expense was approximately $98,000.

Agreements with Board of Directors

In March 2015, as amended on February 26, 2016, the Company entered into agreements with two new Board members. In consideration of their agreement to serve on the Company’s Board, the Company agreed to sell a number of common shares equal to 0.5% and 1.25%, respectively, of the Company’s fully-diluted common shares to these members. The numbers of the fully-diluted common shares are to be determined on a date no later than 2 business days prior to the effective date of a registration statement in connection with an IPO of the Company’s Class A common stock. The purchase price per share will be $0.0001 per share. The issuance of these shares will be recorded after the IPO. Additionally, one of the directors receives a fee of $50,000 per annum, which commenced on February 26, 2016.

Warrant Agreement

On November 7, 2014, the Company granted warrants to Lackamoola, LLC to purchase an aggregate of 23,904 shares of common stock with an exercise price equal to 110% of the price per share of the Company’s IPO or, in the situation that the Company become a public trading company through reverse merger or other alternative methods, the volume weighted average price per share for the 20 consecutive trading days immediately after the Company becomes a publicly traded company. These warrants expire on December 31, 2019. These warrants will be valued using Black-Scholes option-pricing Model upon the completion of the Company’s initial public offering.

Agreement with Loeb & Loeb

On December 16, 2015, the Company executed an agreement with its legal counsel, Loeb & Loeb LLP (“Loeb”), pursuant to which the Company agreed to issue 231,152 shares of Class A common stock as partial compensation for services rendered by Loeb in connection with the Company’s IPO. The shares will be issued upon the consummation of the Company’s IPO. Upon timely payment of the cash component of compensation due and owing to Loeb as set forth in the agreement, Loeb will be obligated to return to the Company up to 207,864 shares of common stock not yet sold by Loeb for no further consideration and will continue to beneficially own 23,288 shares of our Class A common stock.

On April 24, 2017, the agreement was amended to increase the payable to Loeb for service rendered in connection with the Company’s IPO to $900,000. Pursuant to the amendment agreement, the Company shall make a cash payment to Loeb of $235,000 and issue 231,152 restricted shares of Class A common stock at the closing of the IPO. Commencing with the first month after the closing of the IPO, the Company shall make six monthly cash payments to Loeb each in the amount of $39,166 no later than the fifth day of each month for a total amount of $235,000. Upon receipt of the entire $235,000, Loeb will return 69,345 shares to the Company. Not later than 12 months after the closing of the IPO, the Company shall pay to Loeb the remaining balance of $430,000. Upon receipt of such final payment, Loeb will return an additional 138,691 shares to the Company. Loeb will continue to beneficially own 23,116 shares of our Class A common stock.

NOTE 19 – CUSTOMER AND SUPPLIER CONCENTRATION-

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company generated a portion of its revenues from one customer (15%) for the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, the amount due from the one customer included in accounts receivable was $362,451 and $11,917, respectively. The loss of the significant customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company purchased a portion of materials from two vendors (66% and 20%) for the three months ended March 31, 2017. As of March 31, 2017 and December 31, 2016, the amounts due to one of the vendors included in accounts payable – related party was $4,873,656 and $3,754,050, respectively. As of March 31, 2017 and December 31, 2016, the Company had prepayments to another vendor included in prepaid expenses and other current assets of $813,510 and $228,552, respectively. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive

NOTE 20 – SUBSEQUENT EVENTS

Amendment to agreement with Loeb and Loeb

In April 2017, the Company amended the agreement with Loeb dated December 16, 2015. See Note 18 for additional information.

EDI note amendment

On May 11, 2017, the Company issued a $2,000,000 unsecured convertible promissory note to EDI replacing the 4% non-negotiable convertible promissory note of $2,000,000 issued at September 28, 2016. See Note 12 for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Form 10-Q may contain forward-looking statements relating to Boxlight Corporation. All statements, trend analyses and other information relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties including those factors described below under “Factors That May Affect Future Operations”, and that actual results may differ materially from those contemplated by such forward-looking statements. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form S-1 Post Effective Amendment for the year ended December 31, 2016 as filed with the Securities and Exchange Commission.

Overview

We are a visual display technology company that is seeking to become a world leading innovator, and integrator of interactive products for schools, as well as for business and government conferencing. We currently design, produce and distribute interactive projectors and distribute interactive LED flat panels in the education market. We also distribute science, technology, engineering and math (or “STEM”) data logging products to the educational market.

To date, we have generated substantially all of our revenue from the sale of our software and expanding product line of projectors, LED panels, interactive whiteboards and display devices to the educational market.

In addition, we have implemented a comprehensive plan to reach profitability for our business acquisitions. Highlights of this plan include:

●	Making immediate strides to integrate products of the acquisition companies and cross train our sales reps to increase their offerings. The combination of products and cross training has already resulted in increased sales. The synergy we have found between the products of Boxlight and Mimio are adding opportunities to resellers for both companies to increase their sales.

●	Proceeds from our public offering will allow us to add additional inventory on hand to fulfill currently existing orders.

●	Recently hired sales reps with significant education technology sales experience in their respective territories has resulted in our current pipeline reaching a record high level.

●	We are seeing increased demand in the US market for technology sales and have the products and infrastructure in place to handle our expected growth.

Acquisition Strategy and Challenges

Our growth strategy includes acquiring assets and technologies of companies that have products, technologies, industry specializations or geographic coverage that extend or complement our existing business. The process to undertake a potential acquisition is time-consuming and costly. We expect to expend significant resources to undertake business, financial and legal due diligence on our potential acquisition targets, and there is no guarantee that we will complete any acquisition that we pursue.

We believe we can achieve significant cost-savings by merging the operations of the companies we acquire and after their acquisition leverage the opportunity to reduce costs through the following methods:

●	Staff reductions – consolidating resources, such as accounting, marketing and human resources.

●	Economies of scale – improved purchasing power with a greater ability to negotiate prices with suppliers.

●	Improved market reach and industry visibility – increase in customer base and entry into new markets.

As a result, we believe that an analysis of the historical costs and expenses of our Target Sellers prior to their acquisition will not provide guidance as to the anticipated results after acquisition. We anticipate that we will be able to achieve significant reductions in our costs of revenue and selling, general and administrative expenses from the levels currently incurred by the Target Sellers operating independently, thereby increasing our EBITDA and cash flows.

Operating Results – Boxlight Corporation (Retrospectively adjusted for the acquisitions of Mimio and Genesis)

For the three month periods ended March 31, 2017 and 2016

Revenues. Total revenues for the three months ended March 31, 2017 were $4,194,429 as compared to $3,075,349 for the three months ended March 31, 2016. Revenues consist of product revenues, software revenues, installation and professional development. The increase was mainly due to the inclusion of Boxlight Group’s operating results for the three months ended March 31, 2017. Boxlight Group was acquired on July 18, 2016, and was not included in the three-month period ended March 31, 2016.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2017 was $2,994,683 as compared to $1,814,707 for the three months ended March 31, 2016. Cost of revenues consist primarily of product cost, freight expenses and inventory write-downs. Cost of revenues increased because of the increase in revenues. Gross profit decreased mainly because Boxlight Group’s margin is lower than Mimio’s margin. Sales to Mimio’s customers decreased for the three months ended March 31, 2017 and Mimio’s gross margin for the three months ended March 31, 2016 was higher than usual. In addition, the Company incurred more freight fees in January 2017 due to the usage of air freight shipments instead of ocean cargo in order to more quickly meet our Customer’s needs.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2017 was $2,451,206 as compared to $1,431,906 for the three months ended March 31, 2016. The increase mainly resulted from the inclusion of Boxlight Group’s operating expenses for the three months ended March 31, 2017 and additional professional expenses incurred related to the initial public offering.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2017 was $190,445 as compared to $337,399 for the three months ended March 31, 2016. The decrease mainly resulted from lower research and development activity in 2017.

Other income (expense), net. Other expense for the three months ended March 31, 2017 was $119,445 as compared to $44,747 for the three months ended March 31, 2016. The increase was a result of the increase in interest expense from issuances of debt in late 2016.

Net loss. Net loss was $1,561,350 and $553,410 for the three months ended March 31, 2017 and 2016, respectively. The change was mainly attributable to the decrease in gross profit and the increase in operating expenses from the inclusion of Boxlight Group’s results for the three months ended March 31, 2017.

Discussion of Effect of Seasonality on Financial Condition

Certain accounts on our balance sheets are subject to seasonal fluctuations. As our business and revenues grow, we expect these seasonal trends to be reduced. The bulk of our products are shipped to our educational customers prior to the beginning of the school year, usually in July, August or September. To prepare for the upcoming school year, we generally build up inventories during the second quarter of the year. Therefore, inventories tend to be at the highest levels at that point in time. In the first quarter of the year, inventories tend to decline significantly as products are delivered to customers and we do not need the same inventory levels during the first quarter. Accounts receivable balances tend to be at the highest levels in the third quarter, in which we record the highest level of sales.

We have been very proactive, and will continue to be proactive, in obtaining contracts during the fourth and first quarters that will help offset the seasonality of our business.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $401,574. We financed our capital expenditures during the three months ended, March 31, 2017 primarily through delaying payments to accounts payable and the issuance of a note payable of $1,000,000 to K-Laser.

In addition to our cash and banking arrangements, we had accounts receivable of $2,896,120 on March 31, 2017. Our accounts receivable provides an additional source of liquidity as cash payments are collected from customers in the normal course of business. Our accounts receivable balance fluctuates throughout the year based on the seasonality of the business.

On September 30, 2014, the Company entered into a Line of Credit Agreement with Vert Capital. Pursuant to the agreement, as amended, the Company obtained a line of credit from Vert Capital up to a maximum of $900,000 to complete our initial public offering (“IPO”) process. The funds accrue interest at 10% per annum. The rate was decreased to 5.75% pursuant to an amendment to purchase agreement with EDI entered in September 2016. The advances from this agreement are due on the effective date of the Company’s IPO. In connection with this agreement, the Company granted Vert Capital a security interest to all of its assets and properties. As of March 31, 2017, outstanding principal and accrued interest under this agreement was $627,550 and $123,588, respectively.

On May 21, 2014, the Company entered into a line of credit agreement with LCC-Delaware, former sole member of Genesis and a company controlled by Vert Group. The line of credit allows the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed will accrue interest at 10% per annum. Interest accrued on any advanced funds is due monthly and the outstanding principal and any accrued interest are due in full on May 21, 2015. In May 2016, the maturity date was extended to May 21, 2017. The Company plans to extend the maturity date to May 21, 2018. The assets of Genesis have been pledged as a security interest against any advances on the line of credit. As of March 31, 2017, outstanding principal and accrued interest under this agreement was $54,000 and $11,847, respectively.

On September 30, 2014, the Company entered into another line of credit agreement with LCC-Delaware. Pursuant to the agreement, the Company obtained a line of credit from LCC-Delaware up to a maximum of $500,000 for a term of 3 years. The advances from this agreement accrue interest at 10% per annum and are due on demand. In connection with this agreement, the Company granted LCC-Delaware a second lien and security interest to all of our assets and properties, subordinate to the Vert Capital line of credit agreement. Pursuant to an amendment to the purchase agreement with EDI entered in September 2016, LCC - Delaware forgave advances of $185,129 and interest of $37,241 owed by the Company.

On January 16, 2015, the Company issued a note to Mark Elliott, the Company’s Chief Executive Officer, in the amount of $50,000. The note is due on December 31, 2017 as amended and bears interest at an annual rate of 10%, compounded monthly. The note is convertible to the Company’s Class A common stock at the lesser of (i) $6.28 per share, (ii) a discount of 20% to the stock price if the Company’s Class A common stock is publicly traded, or (iii) if applicable, such other amount negotiated by the Company. The note holder may convert all but not less than all of the outstanding principal and interest due under this note upon conversion date. As of March 31, 2017, outstanding principal and accrued interest under this agreement was $50,000 and $11,041, respectively.

On April 3, 2015, the Company entered into a Line of Credit Agreement with Sy Silverstein, an individual. Pursuant to the agreement, the Company obtained the line of credit for up to a maximum of $300,000 to complete its IPO process. The advances from this agreement accrue interest at 12% per annum, along with a $10,000 documentation fee, and are due on the effective date of the Company’s IPO. On October 4, 2016, Mr. Silverstein agreed to settle $100,000 of the outstanding principal and $15,919 of accrued interest with 109,915 shares of the Company’s Class A common stock. As of March 31, 2017, outstanding principal and accrued interest under this agreement was $0.

On April 1, 2016, the Company issued a $2,000,000 unsecured convertible promissory note to Marlborough Trust for the acquisition of Mimio. The Marlborough Note is convertible by the holder into the Company’s Class A common stock at a per share conversion price equal to 55% of the initial offering price. The Marlborough note bears an one-time simple interest charge of 8% and is due on March 31, 2019. As of March 31, 2017, outstanding principal and long-term accrued interest for Marlborough Note were $2,000,000 and $53,333, respectively.

On April 1, 2016, the Company assumed from Mim Holdings a $3,425,000 senior secured note that is payable to Skyview Capital, LLC, (“Skyview”), the former equity owner of Mimio (the “Skyview Note”). The Skyview Note accrues interest at 4% per annum and is on due July 3, 2016. Skyview Note was issued by Mim Holdings Inc. to Skyview on November 4, 2015 as payment for the acquisition of 100% of the membership equity of Mimio. Skyview Note is guaranteed and secured by a lien and security interest on all of the assets of Mimio.

On July 5, 2016, the Company, Skyview and Mim Holdings, LLC. entered into an amendment. Pursuant to the amendment, the principal of Skyview Note was increased to $3,660,508 (to include $235,508 of certain related party obligations owed by Mimio to Skyview) and Skyview Note was amended and restated as $3,660,508. A total of $2,200,000 of the principal amount of the restated Skyview Note is due and payable on the earlier of August 3, 2016 or the closing of a senior secured asset based loan from a third party lender, and the remaining unpaid principal balance due on November 3, 2016.

On August 3, 2016, total amount payable to Skyview was increased to $4,010,508, to include additional fee of $350,000 to extend the maturity date to December 15, 2016. On August 3, 2015 and September 29, 2016, we paid $50,000 and a $2,500,000 installment payment, respectively, under Skyview Note out of the proceeds of a senior secured debt financing. The remaining balance was due and payable on December 15, 2016. We were unable to make this payment and received a Notice of Default from Skyview dated December 28, 2016.

The Company reached a verbal understanding with Skyview in which we would exchange the Skyview Note, plus accrued interest thereon, for a cash payment of $700,000 and issuance of 185,714 shares of Class A common stock (the “Skyview Shares”). However, the acceptance of those settlement terms are conditioned upon the following events happening no later than May 31, 2017: (i) our shares of Class A Common Stock being authorized to trade on the Nasdaq Capital Market (“Nasdaq”) or any other recognized securities exchange, including the OTC Markets, and (ii) the cash payment of $700,000 to Skyview. If such events do not occur by the May 31, 2017, the Skyview Shares shall not be issued and the Skyview note would be increased to as much as $2,000,000 and be immediately due and payable.

In the event we are able to make the required $700,000 cash payment and issue the 185,714 shares of Class A common stock, Skyview shall be freely entitled to sell all or a portion of such shares, on an unrestricted basis, under the following conditions:

(i) Skyview shall not sell more than the lesser of (1) 50,000 Skyview Shares per week or (2) 15% of the weekly trading volume during the prior week;

(ii) If Skyview does not receive cash proceeds from its sale of the Skyview Shares in an aggregate sum of $1,300,000, by July 31, 2017, then Boxlight Parent or any third party designated by us are obligated to purchase from Skyview the remaining unsold Skyview Shares in exchange for a cash payment equal to the difference between (A) $1,300,000, e and (B) the aggregate cash proceeds received by Skyview (the “Shortfall Payment”), Conversely, we or any third party designated by us have the right to purchase from Skyview any unsold Skyview Shares at $7.00 per share at any time.

(iii) If Skyview has not received an aggregate of $2,000,000 in cash by July 31, 2017 (whether from payments by us or sales of the Skyview Shares), we would thereafter be obligated to pay to Skyview a sum equal to 10% of the difference between $2,000,000 and the total cash received by Skyview by July 31, 2017, as liquidated damages for loss of use of funds and not as a penalty.

Until Skyview has received all payments to which it shall be entitled under the proposed settlement, the guaranty of Boxlight Parent shall remain in force, Skyview shall retain its senior secured lien and security interest on the assets of our Mimio subsidiary and we shall be required to provide Skyview with quarterly unaudited balance sheet and statement of operations of Mimio and such additional financial reports as Skyview may reasonably require.

As of the date of this filing, we have not consummated any settlement agreement with Skyview and have been unable to pay the $700,000 in cash demanded by Skyview as a condition to any such settlement. Accordingly, there can be no assurance that Skyview will not accelerate the $1,460,508 outstanding balance due under the current defaulted Skyview Note, plus accrued interest thereon or seek remedies through legal action. See “Risk Factors on page 11 of this prospectus.

On June 3, 2016, prior to the Company’s acquisition, Boxlight Group issued a promissory note to AHA Inc. Co Ltd., a Korean corporation, in the amount of $1,895,413 to settle unpaid accounts payable of $1,866,418 for the purchases of inventory for the Company. Interest shall be payable in the amount of 6.5% per annum. The principal was due and payable in eight equal monthly principal payments in the amount of $236,926 beginning on June 30, 2016. Interest shall be paid in consecutive monthly installments for eight months, due and payable upon the last business day of each month. As of March 31, 2017, outstanding principal and accrued interest for AHA note were $610,783 and $22,190, respectively. The Company was not able to make monthly principal payments in accordance with note agreement and, accordingly, the note was in default at March 31, 2017.

On September 29, 2016, the Company entered into a maximum $5,000,000 senior secured line of credit facility with Crestmark Bank (“Crestmark”) secured by a first priority lien and security interest on the assets of both Mimio and the Boxlight Group. Advances against this agreement accrue interest at 2.25% in excess of prime rate, with a minimum rate of 5.75% per annum. The outstanding balance under this agreement is secured by all assets of the Company and its subsidiaries and is due and payable upon demand. On January 12, 2017, the Company received a default notice from Crestmark Bank due to the Notice of Default received from Skyview Capital and failure to meet the tangible net worth covenant requirement. On February 2, 2017, the Company satisfied in full all obligations due to Crestmark and received a general release from all indebtedness.

On September 28, 2016, the Company entered into an amendment with EDI for the acquisition of Boxlight Group. The Company agreed to issue a $2,000,000 non-negotiable convertible promissory note (the “EDI Note”) to settle unpaid balance of the account payable owed by Boxlight Group to EDI. The note bears an one-time simple interest charge of 4% and all principal and accrued interest is due on March 31, 2019. Following the completion of Boxlight Corporation’s IPO, the EDI Note is convertible into shares of Boxlight Corporation’s Class A common stock at a conversion price equal to 80% of the initial per share offering price of the Class A common stock offered under the IPO.

The Company has the option, in lieu of issuing its Class A common stock, to prepay the entire unpaid principal amount of the EDI Note plus accrued interest thereon within 72 hours of the first conversion notice. As of March 31, 2017, outstanding principal and long-term accrued interest for EDI Note were $2,000,000 and $39,671, respectively.

On May 11, 2017, the Company issued $2,000,000 unsecured convertible promissory note to EDI replacing the EDI note of $2,000,000 issued at September 28, 2016. The new note is convertible into the Company’s Class A common stock at a per share conversion price equal to 55% of the initial offering price. The new note bears an one-time simple interest charge of 4% due on March 31, 2019.

On January 13, 2017, the Company issued a convertible promissory note to K-Laser International Co., Ltd. in the amount of $1,000,000. The note is due on December 31, 2017 and bears interest at an annual rate of 8%, compounded monthly. The note is convertible to the Company’s common stock at $5.60 per share prior to a listing on a public exchange. If converted after a listing on a public exchange, the conversion shares shall be calculated as the average of the 7 days closing price. As of March 31, 2017, outstanding principal and accrued interest for the note were $1,000,000 and $8,000, respectively. The note is secured by all assets of the Company, subordinating to the Skyview Note.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and other operating leases. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations.

The Company must continue to raise funds and negotiate its debt to continue to meet its liquidity requirements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles accepted in the United States. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in notes to each set of the financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

Revenue is comprised of product sales and service revenue, net of sales returns, co-operative advertising credits, early payment discounts, and special incentive payments (“SPIFF”) paid to the VARs. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

Revenue from product sales is derived from the sale of projectors, interactive panels and related accessories. Evidence of an arrangement consists of an order from its distributors, resellers or end users. The Company considers delivery to have occurred once title and risk of loss has een transferred.

Service revenue is comprised of product installation services and training services. These service revenues are normally entered into at the time products are sold. Service prices are established depending on product equipment sold and include a cost value for the estimated services to be performed based on historical experience. The Company outsources installation and training services to third parties and recognizes revenue upon completion of the services.

The Company evaluates the criteria outlined in FASB ASC Subtopic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as revenue. Generally, when the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded at the gross amount. If the Company is not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, the Company generally records the net amounts as revenue earned.

The Company’s standard terms and conditions of sale do not allow for product returns and it generally does not allow product returns other than under warranty. However, the Company, on a case by case basis, will grant exceptions, mostly “buyer’s remorse” where the VAR’s end user customer either did not understand what they were ordering, or determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends.

While the Company uses resellers and distributors to sell its products, the Company’s sale agreements do not contain any special pricing incentives, right of return or other post shipment obligations.

Before Mimio was acquired by the Company, it generally provided 24 to 60 months of warranty coverage on all of its products. Mimio products’ standard warranty period is 24 months, which can be extended to 60 months upon the end user “registering” their device on-line. The Company’s warranty provides for repair or replacement of the associated products during the warranty period. The Company does not record warranty cost upon sale, and instead conducts a periodic review of the warranty liability reserve, and based on historical cost-to-trailing revenue history, will adjust the warranty liability, with the offset to this adjustment recorded to cost of revenue.

After the acquisitions of Mimio, Genesis and Boxlight Group, the Company determined a new warranty policy to provide 12 to 36 months of warranty coverage on projectors, displays, accessories, batteries and computers except when sold through a “Premier Education Partner” or sold to schools where the Company provides a 60 month warranty. The Company does not record warranty cost upon sale, and instead conducts a periodic review of the warranty liability reserve, and based on historical history, will adjust the warranty liability, with the offset to this adjustment recorded to cost of revenue. The warranty obligation is affected by product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials, or other costs differ from the Company’s estimates, additional warranty liabilities could be required, which would reduce its gross profit.

The Company offers sales incentives where the Company offers discounted products delivered by the Company to its resellers and distributors that are redeemable only if the resellers and distributors complete specified cumulative levels of revenue agreed to and written into their reseller and distributor agreements through an executed addendum. The resellers and distributors have to submit a request for the discounted products and cannot redeem additional discounts within 180 days from the date of the discount given on like products. The value of the award products as compared to the value of the transactions necessary to earn the award is generally insignificant in relation to the value of the transactions necessary to earn the award. The Company estimates and records the cost of the products related to the incentive as marketing expense based on analyses of historical data.

Inventories

Inventories are stated at the lower of cost or net realizable value and included spare parts and finished goods. Inventories are primarily determined using specific identification method and the first-in, first-out (“FIFO”) cost method. Cost includes direct cost from the CM or OEM, plus material overhead related to the purchase, inbound freight and import duty costs.

The Company continuously reviews its inventory levels to identify slow-moving merchandise and markdowns necessary to clear slow-moving merchandise, which reduces the cost of inventories to its estimated net realizable value. Consideration is given to a number of quantitative and qualitative factors, including current pricing levels and the anticipated need for subsequent markdowns, aging of inventories, historical sales trends, and the impact of market trends and economic conditions. Estimates of markdown requirements may differ from actual results due to changes in quantity, quality and mix of products in inventory, as well as changes in consumer preferences, market and economic conditions.

Intangible Assets and Impairment

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No material impairments of intangible assets have been identified during any of the periods presented. Intangible assets and goodwill are tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Goodwill is not amortized and is not deductible for tax purposes.

Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of its carrying amount or fair value less cost to sell.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Certain specified reduced reporting and other regulatory requirements that are available to public companies that are emerging growth companies.

These provisions include:

(1)	an exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002;

(2)	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;

(3)	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about our audit and our financial statements; and

(4)	reduced disclosure about our executive compensation arrangements.

We have elected to take advantage of the exemption from the adoption of new or revised financial accounting standards until they would apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2014. Based on this evaluation, its CEO and CFO concluded the Company’s disclosure controls and procedures are not effective due to lack of a functioning audit committee, a majority of independent members and a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment, and lack of monitoring of required internal control and procedures.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls.

Because of the inherent limitations in all control systems, no control system can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of a person, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Notwithstanding these limitations, with the changes referenced above, we believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No material legal proceedings.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933 the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Lawrenceville, of the State of Georgia, on this 15th day of May, 2017.

BOXLIGHT CORPORATION

By:	/s/ JAMES MARK ELLIOTT
James Mark Elliott
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES MARK ELLIOTT	Chief Executive Officer and Chairman	May 15, 2017
James Mark Elliott	(Principal Executive Officer)

/S/ Henry (“Hank”) Nance	Chief Operating Officer	May 15, 2017
Henry (“Hank”) Nance

/s/ SHERI LOFGREN	Chief Financial Officer	May 15, 2017
Sheri Lofgren	(Principal Financial and Accounting Officer)

/s/ MICHAEL POPE	President and Director	May 15, 2017
Michael Pope

*	Director	May 15, 2017
Tiffany Kuo

*	Director	May 15, 2017
Robin Richards

*	Director	May 15, 2017
Dr. Rudolph Crew

*/s/ JAMES MARK ELLIOTT
James Mark Elliott
Authorized Signatory

