Form 10-Q
period 2017-06-30
Boxlight Corp
filed 2017-08-14
CIK 1624512

As filed with the Securities and Exchange Commission on August 14, 2017

Registration No. 333-204811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the registrant’s common stock on August 12, 2017 was 5,808,346.

BOXLIGHT CORPORATION

2

PART I. Financial Information

Item 1. Financial Statements

Boxlight Corporation

Consolidated Balance Sheets

As of June 30, 2017 and December 31, 2016

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$824,572	$456,502
Accounts receivable – trade, net of allowances	3,164,139	2,943,954
Inventories, net of reserve	2,517,235	4,164,116
Prepaid expenses and other current assets	1,200,868	447,036
Total current assets	7,706,814	8,011,608

Property and equipment, net of accumulated depreciation	39,092	60,040
Intangible assets, net of accumulated amortization	6,482,683	6,833,477
Goodwill	4,181,991	4,181,991
Other assets	320	33,262
Total assets	$18,410,900	$19,120,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,345,711	$4,453,893
Accounts payable and accrued expenses – related parties	3,742,529	3,754,050
Short-term debt	2,071,291	2,791,582
Short-term debt – related parties	681,550	876,550
Convertible notes payable – related parties	1,050,000	50,000
Deferred revenues – short-term	607,342	495,603
Other short-term liabilities	250,000	251,537
Total current liabilities	12,748,423	12,673,215

Long-term convertible note payable – related parties	4,139,469	4,060,785
Deferred revenues – long-term	216,230	272,123

Total liabilities	17,104,122	17,006,123

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 1,270,000 shares issued and outstanding	127	127
Common stock, $0.0001 par value, 200,000,000 shares authorized; 4,859,782 and 4,621,687 Class A shares issued and outstanding, respectively	486	461
Additional paid-in capital	9,200,239	7,615,732
Subscription receivable	(325)	(325)
Accumulated deficit	(7,864,305)	(5,488,822)
Other comprehensive loss	(29,444)	(12,918)
Total stockholders’ equity	1,306,778	2,114,255

Total liabilities and stockholders’ equity	$18,410,900	$19,120,378

See accompanying notes to the financial statements.

Boxlight Corporation

Consolidated Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016*	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016*

Revenues	$5,984,440	$4,418,186	$10,178,869	$7,493,535
Cost of revenues	4,273,396	2,586,549	7,268,079	4,401,256
Gross profit	1,711,044	1,831,637	2,910,790	3,092,279

Operating expense:
General and administrative expenses	2,302,981	1,219,452	4,754,187	2,651,358
Research and development	107,107	264,707	297,552	602,106
Total operating expense	2,410,088	1,484,159	5,051,739	3,253,464

Income (loss) from operations	(699,044)	347,478	(2,140,949)	(161,185)

Other income (expense):
Interest expense, net	(106,607)	(95,229)	(275,698)	(139,976)
Other income (expense), net	(8,482)	60,836	41,164	60,836
Total other income (expense)	(115,089)	(34,393)	(234,534)	(79,140)

Net income (loss)	$(814,133)	$313,085	$(2,375,483)	$(240,325)

Comprehensive income (loss):
Net income (loss)	$(814,133)	$313,085	$(2,375,483)	$(240,325)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	7,187	-	(16,526)	-
Total comprehensive income (loss)	$(806,946)	$313,085	$(2,392,009)	$(240,325)

Net income (loss) per common share – basic and diluted	$(0.18)	$0.07	$(0.51)	$(0.05)
Weighted average number of common shares outstanding – basic and diluted	4,621,687	4,411,513	4,621,687	4,411,513

* Financial information has been retrospectively adjusted for the acquisitions of Mimio and Genesis.

See accompanying notes to the financial statements.

Boxlight Corporation

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016*

Cash flows from operating activities:
Net loss	$(2,375,483)	$(240,325)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	-	16,830
Change in allowance for doubtful accounts	(10,378)	(30,247)
Change in allowance for sales returns	134,519	-
Change in inventory reserve	(6,577)	-
Stock compensation expense	84,531	-
Depreciation and amortization	374,910	-
Changes in operating assets and liabilities:
Accounts receivable – trade	(344,086)	(1,166,219)
Accounts receivable – related party	-	(36,990)
Inventories	1,653,458	1,439,786
Prepaid expenses and other current assets	(741,348)	143,017
Other assets	30,956	-
Accounts payable and accrued expenses	(113,988)	(687,305)
Accounts payable and accrued expenses – related parties	1,488,480	484,094
Deferred revenues	55,851	-
Other short-term liabilities	(1,719)	-
Accrued interest on long-term debt – related parties	78,684	13,296
Net cash provided by (used in) operating activities	307,810	(64,063)

Cash flows from financing activities:
Proceeds from subscription receivable	-	1,750
Distributions to the member	-	(780,375)
Proceeds from short-term debt – related parties	-	245,000
Proceeds from convertible note payable	1,000,000	-
Principal payments on short-term debt	(720,291)	-
Principal payments on short-term debt – related parties	(195,000)	-
Payments on convertible note payable – related party	-	(60,000)
Net cash provided by (used in) financing activities	84,709	(593,625)

Effect of currency exchange rates	(24,449)	-

Net increase (decrease) in cash and cash equivalents	368,070	(657,688)

Cash and cash equivalents, beginning of the period	456,502	994,103

Cash and cash equivalents, end of the period	$824,572	$336,415

Supplemental cash flows disclosures:
Cash paid for interest	$136,366	$140,862
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of note payable and long-term convertible note payable to acquire Mimio	$-	$5,425,000
Issuance of Series B Preferred Stock for the acquisition of Genesis	$-	$100
Issuance of Class A common shares to settle accounts payable – related parties	$1,500,000	$-

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

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016.

As of October 2016, Boxlight Parent transferred all of the assets and the associated liabilities of Mimio LLC to Boxlight, Inc. and voluntarily liquidated the Mimio LLC entity in April 2017. On June 14, 2017, Boxlight Parent merged Genesis into the Boxlight, Inc. subsidiary which now owns and operates substantially all of the assets and business of the consolidated group.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are stated at historical carrying amounts, net of write-offs, allowance for doubtful accounts, sales returns and volume rebates. Allowance for doubtful accounts represents management’s estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical payment trends, the age of receivables and knowledge of the individual customers. When the analysis indicates, management increases or decreases the allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances might be required.

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

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company has adopted this standard for the year ending December 31, 2016.

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

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2017. The adoption of this standard had no material effect on the Company’s financial position or results of operations.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations currently in default or negotiate alternative repayment arrangements, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of June 30, 2017, the Company had an accumulated deficit of $7,864,305 and a working capital deficit of $5,041,609. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is seeking to obtain funds for operations from its initial public offering and support from its majority shareholder.

NOTE 3 – ACQUISITIONS

Acquisition of Mimio

Effective April 1, 2016, pursuant to a membership interest purchase agreement, the Company acquired 100% of the membership interest in Mimio from Mim Holdings. As consideration, the Company issued a $2,000,000 unsecured convertible promissory note (the “Marlborough Note”) to Marlborough Trust. See Note 12.

Additionally, the Company assumed from Mim Holdings a $3,425,000 senior secured note (the “Skyview Note”) that is payable to Skyview Capital, LLC, (“Skyview”), the former equity owner of Mimio and interest accrued on the note. The Skyview Note was issued by Mim Holdings to Skyview on November 4, 2015 as payment for the acquisition of 100% of the membership equity of Mimio. See Note 9.

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

Acquisition of Boxlight Group

On July 18, 2016, the Company acquired 100% of the equity interest of Boxlight Group, under the terms of a Share Purchase Agreement entered into on May 10, 2016 with Everest Display, Inc. (“EDI”). Under the terms of the share purchase agreement, Boxlight Holdings, Inc., a newly formed Delaware subsidiary of Boxlight Corporation acquired the equity of Boxlight Group. The Company issued to EDI 270,000 shares of Series C Preferred Stock, that has a stated or liquidation value of $20.00 per share. Upon completion of Boxlight Corporation’s initial public offering (“IPO”) and subject to the listing of its Class A common stock on the Nasdaq Capital Market or other securities exchange acceptable to EDI, the Series C Preferred Stock shall automatically convert into shares of Class A common stock. Such newly converted shares of Class A common stock to be issued to EDI or its subsidiaries represents approximately 22.22% of Boxlight Corporation’s fully-diluted common stock upon the Company’s IPO, excluding shares issued for private placements and debt conversions.

Under the terms of the share purchase agreement, as amended on September 28, 2016, the parties agreed that EDI and Boxlight Corporation will settle and pay approximately $5.75 million of accrued accounts payable owed to EDI at September 28, 2016, in the manner set forth below.

(1)	$1,000,000 was paid at the closing of the acquisition out of the net proceeds of a note issued to Hitachi Capital America Corp. (See Note 9);

(2)	An additional $1,500,000 of the $5.75 million owed to EDI was to be paid by Boxlight Corporation and its subsidiaries in six monthly installments of $250,000 each, commencing 30 days after the initial $1,000,000 payment referred to above. However, in view of the fact that such installment payments cannot be presently made by the Company under the subordination agreement between EDI and Crestmark Bank, we and EDI agreed that the net proceeds from the sale of 1,000,000 shares of Class A common stock upon IPO shall be applied, first, to prepay the $1,460,508 principal balance due under Skyview Note, and secondly to prepay the balance of the $1,500,000 installment obligation owed to EDI referred to above. Net Proceeds included costs for professional fees estimated at approximately $300,000, plus any commissions or underwriting fees that may be payable by the Company to brokers, placement agents or underwriters who assist us in selling the shares of Class A common stock in the offering.

(3)	$2,000,000 of the unpaid balance of the account payable is settled with a 4% non-negotiable convertible promissory note of Boxlight Corporation payable to EDI, together with accrued interest, on March 31, 2019 (the “EDI Note”). Following the completion of the Company’s IPO, the EDI Note will automatically convert into shares of Boxlight Corporation’s Class A common stock at a conversion price equal to 80% of the initial per share offering price of the Class A common stock offered under the IPO. Boxlight Corporation has the option, in lieu of issuing its Class A common stock, to prepay the entire unpaid principal amount of the EDI Note plus accrued interest thereon within 72 hours of the first conversion notice.

The Company recognized the assets acquired and liabilities assumed from Boxlight Group at their fair value on the acquisition date, and if there was any excess in purchase price over these values it was allocated to goodwill. The estimated fair values of consideration paid, assets acquired and liabilities assumed were determined based on third-party valuation reports provided by specialists.

The following table shows the purchase price, estimated acquisition-date fair values of the assets acquired and liabilities assumed and calculation of goodwill for Boxlight Group utilizing the information at acquisition date.

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

NOTE 4 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Accounts receivable - trade	$3,906,212	$3,562,832
Allowance for doubtful accounts	(441,735)	(453,059)
Allowance for sales returns and volume rebates	(300,338)	(165,819)

Accounts receivable – trade, net of allowances	$3,164,139	$2,943,954

NOTE 5 – INVENTORIES

Inventories consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Finished goods	$2,434,988	$4,102,621
Spare parts	167,619	183,357
Reserves for inventory obsolescence	(85,372)	(121,862)

Inventories, net	$2,517,235	$4,164,116

During the six months ended June 30, 2017, the Company wrote off obsolete inventories of $29,913.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Prepayments to vendors	$1,069,381	$351,408
Employee receivables	2,300	3,571
Prepaid state and local taxes	3,455	16,385
Prepaid and refundable income taxes	35,279	30,879
Prepaid license and other	90,453	44,793

Prepaid expenses and other current assets	$1,200,868	$447,036

Prepayments to vendors represent deposits made to vendors for purchases of inventories.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2017 and December 31, 2016:

	Useful lives	June 30, 2017	December 31, 2016

Leasehold improvements	9-10 years	$3,248	$3,355
Office equipment	3-5 years	21,341	21,341
Other equipment	5 years	42,485	42,485

Property and equipment, at cost		67,074	67,181
Accumulated depreciation		(27,982)	(7,141)

Property and equipment, net of accumulated depreciation		$39,092	$60,040

For the six months ended June 30, 2017 and 2016, the Company recorded depreciation expense of $20,841 and $0, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at June 30, 2017 and December 31, 2016

	Useful lives	June 30, 2017	December 31, 2016

Patents	10 years	$67,395	$67,395
Customer relationships	10 years	3,567,396	3,567,396
Trademarks	10 years	3,544,931	3,544,931

Intangible assets, at cost		7,179,722	7,179,722
Accumulated amortization		(697,039)	(346,245)

Intangible assets, net of accumulated amortization		$6,482,683	$6,833,477

Goodwill from acquisition of Mimio	N/A	$44,931	$44,931
Goodwill from acquisition of Boxlight	N/A	4,137,060	4,137,060
		$4,181,991	$4,181,991

For the six months ended June 30, 2017 and 2016, the Company recorded amortization expense of $354,069 and $0, respectively.

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

Skyview Note

On April 1, 2016, the Company assumed from Mim Holdings a $3,425,000 senior secured note that is payable to Skyview, the former equity owner of Mimio for the acquisition of Mimio. The Skyview Note accrues interest at 6% per annum and was due on July 3, 2016. The Skyview Note is secured by a lien and security interest on all of the assets of Mimio, subordinating to the Crestmark line of credit, and guaranteed by Vert Capital and VC2 Partners.

On July 5, 2016 and August 3, 2016, the Skyview Note was amended. On July 5, 2016, principal was increased to $3,660,508 to settle $235,508 of accounts payable owed by Mimio to Skyview’s affiliate. On August 3, 2016, the principal of the note was increased to $4,010,508 to include an additional fee of $350,000 to extend the maturity date to December 15, 2016. The Company recorded the $350,000 extension fee to interest expense. Additionally, the Company agreed to pay $2,500,000 of the note on the earlier of (1) September 30, 2016 or (2) the date the Company obtained a new debt facility. The Company made the $2,500,000 payment on September 29, 2016 with the proceeds from a line of credit with Crestmark Bank. The remaining outstanding balance together with any unpaid accrued interest was due and unpaid on December 15, 2016. On December 28, 2016, the Company received a Notice of Default from Skyview because the Company failed to make a $1,460,508 payment on December 15, 2016, in accordance with the terms of the Skyview Note. There can be no assurance that such discussions will be successful or that Skyview will defer the exercise of its remedies under the Skyview Note and the related security agreement. The foreclosure of the security interest of Skyview would have a material effect on the operation of the Company. On June 1, 2017, we were served with a lawsuit from Skyview seeking judgment on the $1,460,508 outstanding balance due under the currently defaulted Skyview Note, plus accrued interest thereon, and also seeking to foreclose on the assets of our former Mimio, LLC subsidiary that are now owned and operated by our Boxlight, Inc. subsidiary. In order to avoid foreclosure on our assets and properties, we are currently seeking external private financing to retire the Skyview indebtedness prior to completion of our initial public offering. However, there is no assurance that we will be successful in this endeavor.

As of June 30, 2017, outstanding principal and accrued interest for the Skyview Note were $1,460,508 and $70,569 respectively. As of December 31, 2016, outstanding principal and accrued interest for the Skyview Note were $1,460,508 and $1,905, respectively.

AHA Note

On June 3, 2016, prior to the Company’s acquisition, Boxlight Group issued a promissory note to AHA Inc. Co Ltd., a Korean corporation, in the amount of $1,895,413 to settle unpaid accounts payable of $1,866,418 for the purchases of inventory for the Company. Interest shall be payable in the amount of 6.5% per annum. The principal was due and payable in eight equal monthly principal payments in the amount of $236,926 beginning on June 30, 2016. Interest shall be paid in consecutive monthly installments for eight months, due and payable upon the last business day of each month. As of June 30, 2017, outstanding principal and accrued interest for AHA note were $610,783 and $32,088, respectively. As of December 31, 2016, outstanding principal and accrued interest were $610,783 and $12,401, respectively. The Company was not able to make monthly principal payments in accordance with note agreement and, accordingly, the note was in default at June 30, 2017 and December 31, 2016.

Loan and Security Agreement – Hitachi Capital America Corp.

On July 6, 2016, the Company entered into a loan and security agreement with Hitachi Capital America Corp. (“Hitachi”). The agreement allowed the Company to borrow up to $2,500,000 based on the balance of eligible accounts receivable and inventory at an interest rate equal to 1.75% in excess of the prime rate. The loan was due and payable on demand. The outstanding amount payable to Hitachi was paid in full on September 29, 2016, from the proceeds of the line of credit financing received from Crestmark Bank. In connection with the agreement with Hitachi, the Company paid $18,000 for loan fees which was included in interest expense.

Line of Credit – Crestmark Bank

On September 21, 2016, the Company entered into a $5,000,000 line of credit agreement with Crestmark Bank. Advances against this agreement accrued interest at 2.25% in excess of prime rate, with a minimum rate of 5.75% per annum. The outstanding balance under this agreement was due and payable upon demand.

As of December 31, 2016, outstanding principal and accrued interest were $720,291 and $0, respectively. $61,000 of loan fees related to the agreement with Crestmark Bank was included in interest expense.

On January 12, 2017, the Company received a default notice from Crestmark Bank due to the Notice of Default received from Skyview Capital and failure to meet the tangible net worth covenant requirement. On February 2, 2017, the Company satisfied in full all obligations due to Crestmark.

NOTE 10 – SHORT-TERM DEBT– RELATED PARTIES

Line of Credit - Vert Capital

On September 30, 2014, the Company entered into a line of credit agreement with Vert Capital, the Company’s majority shareholder. Pursuant to the agreement, as amended, the Company obtained a line of credit from Vert Capital up to a maximum of $900,000 to complete its IPO process. The funds originally accrued interest at 10% per annum. Pursuant to an amendment to the purchase agreement with EDI entered in September 2016, the funds now accrue interest at 5.75% per annum. See Note 3. The advance is due on the effective date of the Company’s IPO. In connection with this agreement, the Company granted Vert Capital a security interest to all of its assets and properties. As of June 30, 2017, outstanding principal and accrued interest under this agreement were $627,550 and $132,584, respectively. As of December 31, 2016, outstanding principal and accrued interest under this agreement were $822,550 and $115,319, respectively.

Line of Credit - Logical Choice Corporation-Delaware

On May 21, 2014, the Company entered into a line of credit agreement with Logical Choice Corporation-Delaware (“LCC-Delaware”), former sole member of Genesis. The line of credit allowed the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed accrued interest at 10% per annum. Interest accrued on any advanced funds was due monthly and the outstanding principal and any accrued interest were due in full on May 21, 2015. In May 2016, the maturity date was extended to May 21, 2017. The assets of Genesis have been pledged as a security interest against any advances on the line of credit. As of June 30, 2017, outstanding principal and accrued interest under this agreement was $54,000 and $13,194, respectively. As of December 31, 2016, outstanding principal and accrued interest under this agreement was $54,000 and $10,516, respectively.

On September 30, 2014, the Company entered into a line of credit agreement with LCC-Delaware. Pursuant to the agreement, the Company obtained an additional line of credit from LCC-Delaware up to a maximum of $500,000 for a term of 3 years. The advances from this agreement accrue interest at 10% per annum and is due on demand. In connection with this agreement, the Company granted LCC-Delaware a second lien and security interest to all of its assets and properties, subordinate to Vert Capital. Pursuant to an amendment to the purchase agreement with EDI entered in September 2016, LCC - Delaware forgave the entire payable balance of $185,129 and interest of $37,241 owed by the Company.

NOTE 11 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible Note Payable – Mark Elliott

On January 16, 2015, the Company issued a note to Mark Elliott, the Company’s Chief Executive Officer, in the amount of $50,000. The note is due on December 30, 2017 as amended and bears interest at an annual rate of 10%, compounded monthly. The note is convertible to the Company’s common stock at the lesser of (i) $6.28 per share, (ii) a discount of 20% to the stock price if the Company’s common stock is publicly traded, or (iii) if applicable, such other amount negotiated by the Company. The note holder may convert all but not less than all of the outstanding principal and interest due under this note upon the conversion date. As of June 30, 2017, outstanding principal and accrued interest under this agreement were $50,000 and $12,288, respectively. As of December 31, 2016, outstanding principal and accrued interest under this agreement were $50,000 and $9,809, respectively.

Convertible Note Payable – James Lofgren

On August 19, 2015, the Company issued a convertible promissory note to James Lofgren, spouse of Sheri Lofgren, the Company’s Chief Financial Officer, in the amount of $45,000. The note was due on April 30, 2016 and bears interest at an annual rate of 13%, compounded monthly. Mr. Lofgren may convert all, but not less than all, of the outstanding principal and interest due under this note into the Company’s Class A common stock, at the lesser of (i) $6.28 per share or (ii) a discount of 20% to the trading price if the Company’s common stock is then publicly traded. As of December 31, 2015, outstanding principal and accrued interest under this agreement were $45,000 and $2,404, respectively. The outstanding balance under this note was fully repaid on March 31, 2016.

Convertible Promissory Note– K Laser

On January 13, 2017, the Company issued a convertible promissory note to K Laser International Co., Ltd. in the amount of $1,000,000. The note is due on December 31, 2017 and bears interest at an annual rate of 8%, compounded monthly. The note is convertible into the Company’s common stock at $5.60 per share prior to a listing on a public exchange. If converted after a listing on a public exchange, the conversion shares shall be calculated as the average of the 7 days closing price. As of June 30, 2017, outstanding principal and accrued interest for the note were $1,000,000 and $17,973 respectively. The note is secured by all of the assets of the Company, subordinating to the Skyview Note.

NOTE 12 – LONG-TERM DEBT – RELATED PARTIES

Marlborough Note

On April 1, 2016, the Company issued a $2,000,000 unsecured convertible promissory note to Marlborough Trust for the acquisition of Mimio. The Marlborough Note is convertible by the holder into the Company’s Class A common stock at a per share conversion price equal to 55% of the initial offering price. The Marlborough note bears an one-time simple interest charge of 8% and is due on March 31, 2019. As of June 30, 2017, outstanding principal and long-term accrued interest for Marlborough Note were $2,000,000 and $79,853, respectively. As of December 31, 2016, outstanding principal and long-term accrued interest for the Marlborough Note were $2,000,000 and $40,183, respectively. On June 27, 2017, the Marlborough Trust entered into a note conversion agreement with Boxlight Parent under which the Marlborough Trust agreed, upon the effective date of the Company’s post-effective amendment to the Company’s registration statement on Form S-1, to convert 100% of the $2,000,000 Marlborough Note and accrued interest into shares of our Class A common stock at a conversion price of $6.30 per share, a total of 330,135 shares upon conversion.

EDI Note

On September 28, 2016, the Company entered into an amendment with EDI for the acquisition of Boxlight Group. The Company agreed to issue a $2,000,000 non-negotiable convertible promissory note (the “EDI Note”) to settle the unpaid balance of the account payable owed by Boxlight Group to EDI. The note bears an one-time simple interest charge of 4% and all principal and accrued interest is due on March 31, 2019. Following the completion of Boxlight Corporation’s IPO, the EDI Note is convertible into shares of Boxlight Corporation’s Class A common stock at a conversion price equal to 80% of the initial per share offering price of the Class A common stock offered under the IPO. Boxlight Corporation has the option, in lieu of issuing its Class A common stock, to prepay the entire unpaid principal amount of the EDI Note plus accrued interest thereon within 72 hours of the first conversion notice. As of June 30, 2017, outstanding principal and long-term accrued interest for EDI Note were $2,000,000 and $60,274, respectively. As of December 31, 2016, outstanding principal and long-term accrued interest for EDI Note were $2,000,000 and $20,603, respectively.

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

On June 27, 2017, EDI entered into a note conversion agreement with Boxlight Parent under which EDI agreed, upon the effective date of the Company’s post-effective amendment to the Company’s registration statement on Form S-1, to convert 100% of the $2,000,000 convertible promissory note and accrued interest into shares of our Class A common stock at a conversion price of $6.30 per share, a total of 327,027 shares upon conversion.

NOTE 13 – DEFERRED REVENUE

On July 18, 2016, upon the acquisition of Boxlight Group, the Company assumed a $761,622 future performance obligation for separately priced extended warranties sold by Boxlight Group based on the assets acquired and liabilities assumed.

Deferred revenue consisted of the following for the three months ended June 30, 2017 and for the year ended December 31, 2016:

	June 30, 2017	December 31, 2016

Balance, beginning	$767,726	$-
Assumed from Boxlight Group	-	761,622
Additions	314,066	259,744
Amortization	(258,220)	(253,640)
Balance, ending	$823,572	$767,726

Deferred revenue – short-term	$607,342	$495,603
Deferred revenue – long-term	$216,230	$272,123

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

Upon the effectiveness of a registration statement registering for the resale of the Company’s Class A common stock, all of the shares of Series B and Series C Preferred Stock shall be automatically converted into the applicable number of shares of Class A common stock. All of the Series A Preferred Stock shall be automatically converted into Class A common stock not later than one year after the effective date of the Company’s registration statement in connection with an IPO of the Company’s Class A common stock. As of June 30, 2017 and December 31, 2016, the Company had issued 1,000,000 shares of Series B Preferred Stock for the acquisition of Genesis and 270,000 shares of Series C Preferred Stock for the acquisition of Boxlight Group.

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

In January 2015, the Company amended its articles of incorporation to state that the Company’s common shares consist of: 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of June 30, 2017 and December 31, 2016, the Company had 4,859,782 and 4,621,687 shares, respectively, of Class A common stock issued and outstanding. No class B shares were outstanding at June 30, 2017 and December 31, 2016.

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

In June 2017, EDI agreed to convert $1,500,000 of accounts payable into 238,095 shares of Class A common stock at a conversion price of $6.30 per share. No gain or loss was recorded on the conversion.

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

NOTE 15 – STOCK SPLITS

In December 2016, the Company completed a stock split of 0.948207171 for 1 of its Class A common stock increasing its outstanding Class A common stock to 4,621,687 shares. All share numbers or per share information presented give effect to the stock splits.

NOTE 16 – STOCK-BASED COMPENSATION

Stock Options

Following is a summary of the option activities during the six months ended June 30, 2017:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31,2016	850,405	$0.08	7.29
Granted	18,000	$5.6	5.00
Cancelled	(74,809)	$0.12
Outstanding, June 30, 2017	793,596	$0.08
Exercisable, June 30, 2017	641,751	$0.08	7.16

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

On April 4, 2017, the Company granted options to purchase 18,000 shares of Series A common stock at $5.6 per share to an employee for services. These options vest in four years and commenced in the quarter ended June 30, 2017 and expire 5 years from the date of grant. The options have a fair value of approximately $7,000 that was calculated using the Black-Scholes option-pricing model.

Variables used in the Black-Scholes option-pricing model for options granted during the year ended December 31, 2016 include: (1) discount rate of 0.97 - 0.99% (2) expected life of 3.75 to 3.96 years, (3) expected volatility range of 66 to 69%, and (4) zero expected dividends.

Variables used in the Black-Scholes option-pricing model for options granted during the six months ended June 30, 2017 include: (1) discount rate of 1.47% (2) expected life of 3.75 years, (3) expected volatility of 68%, and (4) zero expected dividends.

For the six months ended June 30, 2017 and 2016, the Company recorded stock compensation expense of $84,531 and $0, respectively.

NOTE 17 –RELATED PARTY TRANSACTIONS

Management Agreement – VC2 Advisors, LLC

On July 15, 2015, the Company executed an agreement with VC2 Advisors, LLC (“VC2”), a Delaware limited liability company, in which Michael Pope, the Company’s President and Director, is a managing member. VC2 is owned by Sugar House Trust and AEL Irrevocable Trust, trusts for the benefit of the families of Michael Pope and Adam Levin, respectively. The effective date of this agreement is the date of the consummation of the IPO of the Company’s Class A common stock. Pursuant to the agreement, VC2 shall perform consulting services for the Company relating to, among other things, sourcing and analyzing strategic acquisitions and introductions to various financing sources. VC2 shall receive an annual management fee payable in cash equal to 1.5% of total consolidated revenues at the end of each fiscal year ended December 31, 2016, 2017 and 2018, payable in monthly installments, commencing as of the date of the Company’s IPO. The annual fee is subject to a cap of $1,000,000 in each of 2016, 2017 and 2018. At its option, VC2 may also defer payment until the end of each year, payable as an option to purchase shares of Class A common stock of the Company, at a price per share equal to 100% of the closing price of the Company’s Class A common stock as traded on Nasdaq or any other national securities exchange as of December 31 of such year. Effective as of October 12, 2016, as a result of Adam Levin and Michael Pope no longer being employed at VC2, the consulting agreement with VC2 was terminated. Subsequently, the Company entered into new consulting agreements on identical terms with other entities which now employ Michael Pope and Adam Levin.

Warrant Agreement

On November 7, 2014, we issued to Vert Capital and a consultant five year warrants to purchase 796,813 and 23,904 shares of our Class A common stock, respectively, at an exercise price, equal to 110% of the initial per share offering price of the shares being sold under the Company’s initial public offering. Among other provisions, such warrants contain “cashless” exercise rights and prohibit the holder from selling any of the shares issuable upon exercise of such warrants for a period of not less than nine months from the date of issuance. Effective as of October 12, 2016, and as a result of Adam Levin and Michael Pope no longer being employed at Vert Capital, Boxlight Parent cancelled the remaining balance of the Vert Capital warrants and reissued 597,610 and 199,203 of such warrants to entities associated with Adam Levin and to Michael Pope, respectively. These warrants had a value at par per share at the grant date because the Company was incorporated in September 2014 and at development stage. These warrants expire on December 31, 2019. These warrants will be valued using Black-Scholes option-pricing model upon the completion of the Company’s initial public offering.

Sales and Purchases - EDI

EDI, an affiliate of the Company’s major shareholder K-Laser, is a major supplier of products to the Company. For the six months ended June 30, 2017 and 2016, the Company had purchases of $2,023,654 and $0, respectively, from Everest Display Inc. For the six months ended June 30, 2017 and 2016, the Company had sales of $19,688 and $0, respectively, to Everest Display Inc. As of June 30, 2017 and December 31, 2016, the Company had accounts payable of $3,324,151 and $3,754,050, respectively, to Everest Display Inc.

Other advance - EDI

In 2017, the Company received cash of $235,000 and $250,000 from Taiwanese individuals and EDI, respectively. These individuals and EDI intended to purchase the Company’s Class A common shares. However, the sales were not finalized and these investors requested cash refunds. As of June 30, 2017, the Company has not repaid these advances and has recorded the advances in accounts payable and accrued liabilities to third and related parties.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Litigation

In July 2015, a supplier filed a lawsuit against the Company for outstanding payables owed by the Company of approximately $72,000. In February 2016, the supplier and the Company agreed to settle the indebted balance for $43,000 provided that the Company paid on or before March 16, 2016. The Company failed to make the payment and the judgement amount was therefore increased to approximately $70,000 and with interest and court costs of approximately $2,300. The Company is currently negotiating new settlement terms with the supplier.

Trademark

On April 16, 2009, Boxlight Inc. entered into a trademark license agreement with Herbert H. Myers whereby Boxlight Inc. agreed to pay Mr. Myers 15% of the quarterly net income of Boxlight Inc. This payment shall continue until $1,250,000 is paid upon which the license fee shall drop to 10%. Upon reaching the aggregate sum of $2,500,000 or 10 years of licensing, whichever comes first, the trademark will be sold to Boxlight Inc. for $1. Through the period ended December 31, 2014, Boxlight Inc. has paid $32,580 related to this agreement.

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

Operating Lease Commitments

The Company leases two office spaces under non-cancelable lease agreements. The leases provide that the Company pays only a monthly rental and is not responsible for taxes, insurance or maintenance expenses related to the property. Future minimum lease payments of the Company’s operating leases with a term subsequent to June 30, 2017 are as follows:

Year ending December 31,	Amount
2017	$126,300
2018	241,200
2019	60,600
Net Minimum Lease Payments	$428,100

The Company also has another office lease on a month-to-month basis. For the six months ended June 30, 2017, aggregate rent expense was approximately $140,700.

Agreements with Board of Directors

In March 2015, as amended on February 26, 2016, the Company entered into agreements with two new Board members. In consideration of their agreement to serve on the Company’s Board, the Company agreed to sell a number of common shares equal to 0.5% and 1.25%, respectively, of the Company’s fully-diluted common shares to these members. The number of the fully-diluted common shares are to be determined on a date no later than 2 business days prior to the effective date of a registration statement in connection with an IPO of the Company’s Class A common stock. The purchase price per share will be $0.0001 per share. The issuance of these shares will be recorded after the IPO. Additionally, one of the directors receives a fee of $50,000 per annum, which commenced on February 26, 2016.

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

On April 24, 2017, the agreement was amended to increase the payable to Loeb for services rendered in connection with the Company’s IPO to $900,000. Pursuant to the amended agreement, the Company shall make a cash payment to Loeb of $235,000 and issue 231,152 restricted shares of Class A common stock at the closing of the IPO. Commencing with the first month after the closing of the IPO, the Company shall make six monthly cash payments to Loeb each in the amount of $39,166 no later than the fifth day of each month for a total amount of $235,000. Upon receipt of the entire $235,000, Loeb will return 69,345 shares to the Company. Not later than 12 months after the closing of the IPO, the Company shall pay to Loeb the remaining balance of $430,000. Upon receipt of such final payment, Loeb will return an additional 138,691 shares to the Company. Loeb will continue to beneficially own 23,116 shares of our Class A common stock.

NOTE 19 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company generated a portion of its revenues from one customer (17%) for the six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, the amount due from the one customer included in accounts receivable was $46,700 and $11,917, respectively. The loss of the significant customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company purchased a portion of materials from two vendors (41% and 25%) for the six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, the amounts due to one of the vendors included in accounts payable – related party was $3,324,151 and $3,754,050, respectively. As of June 30, 2017 and December 31, 2016, the Company had prepayments to another vendor included in prepaid expenses and other current assets of $928,215 and $228,552, respectively. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As a result, we believe that an analysis of the historical costs and expenses of our Target Sellers prior to acquisition will not provide guidance as to the anticipated results after acquisition. We anticipate that we will be able to achieve significant reductions in our costs of revenue and selling, general and administrative expenses from the levels currently incurred by the Target Sellers operating independently, thereby increasing our EBITDA and cash flows.

Operating Results – Boxlight Corporation (Retrospectively adjusted for the acquisitions of Mimio and Genesis)

For the six-month periods ended June 30, 2017 and 2016

Revenues. Total revenues for the six months ended June 30, 2017 were $10,178,869 as compared to $7,493,535 for the six months ended June 30, 2016. Revenues consist of product revenues, software revenues, installation and professional development. The increase was mainly due to the inclusion of Boxlight Group’s operating results for the six months ended June 30, 2017. Boxlight Group was acquired on July 18, 2016, and was not included in the six-month period ended June 30, 2016.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2017 was $7,268,079 as compared to $4,401,256 for the six months ended June 30, 2016. Cost of revenues consist primarily of product cost, freight expenses and inventory write-downs. Cost of revenues increased because of the increase in revenues. Gross profit decreased mainly because Boxlight Group’s margin is lower than Mimio’s margin. Sales to Mimio’s customers decreased for the six months ended June 30, 2017 and Mimio’s gross margin for the six months ended June 30, 2016 was higher than usual. In addition, the Company incurred more freight fees in 2017 due to the usage of air freight shipments instead of ocean cargo in order to more quickly meet our customer’s needs.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2017 was $4,754,187 as compared to $2,651,358 for the six months ended June 30, 2016. The increase mainly resulted from the inclusion of Boxlight Group’s operating expenses for the six months ended June 30, 2017 and additional professional expenses incurred related to the initial public offering.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2017 was $297,552 as compared to $602,106 for the six months ended June 30, 2016. The decrease mainly resulted from lower research and development activity in 2017.

Other income (expense), net. Other expense for the six months ended June 30, 2017 was $234,534 as compared to $79,140 for the six months ended June 30, 2016. The increase was a result of the increase in interest expense from issuances of debt in late 2016.

Net loss. Net loss was $2,375,483 and $240,325 for the six months ended June 30, 2017 and 2016, respectively. The change was mainly attributable to the decrease in gross profit and the increase in operating expenses from the inclusion of Boxlight Group’s results for the six months ended June 30, 2017.

For the three-month periods ended March 31, 2017 and 2016

Revenues. Total revenues for the three months ended March 31, 2017 were $5,984,440 as compared to $4,418,186 for the three months ended March 31, 2016. Revenues consist of product revenues, software revenues, installation and professional development. The increase was mainly due to the inclusion of Boxlight Group’s operating results for the three months ended March 31, 2017. Boxlight Group was acquired on July 18, 2016, and was not included in the three-month period ended March 31, 2016.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2017 was $4,273,396 as compared to $2,586,549 for the three months ended March 31, 2016. Cost of revenues consist primarily of product cost, freight expenses and inventory write-downs. Cost of revenues increased because of the increase in revenues. Gross profit decreased mainly because Boxlight Group’s margin is lower than Mimio’s margin. Sales to Mimio’s customers decreased for the three months ended March 31, 2017 and Mimio’s gross margin for the three months ended March 31, 2016 was higher than usual. In addition, the Company incurred more freight fees in 2017 due to the usage of air freight shipments instead of ocean cargo in order to more quickly meet our Customer’s needs.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2017 was $2,302,981 as compared to $1,219,452 for the three months ended March 31, 2016. The increase mainly resulted from the inclusion of Boxlight Group’s operating expenses for the three months ended March 31, 2017 and additional professional expenses incurred related to the initial public offering.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2017 was $107,107 as compared to $264,707 for the three months ended March 31, 2016. The decrease mainly resulted from lower research and development activity in 2017.

Other income (expense), net. Other expense for the three months ended March 31, 2017 was $115,089 as compared to $34,393 for the three months ended March 31, 2016. The increase was a result of the increase in interest expense from issuances of debt in late 2016.

Net Income and loss. Net loss was $814,133 for the three months ended March 31, 2017 as compared to net income of $313,085 for the three months ended March 31, 2016. The change was mainly attributable to the decrease in gross profit and the increase in operating expenses from the inclusion of Boxlight Group’s results for the three months ended March 31, 2017.

Discussion of Effect of Seasonality on Financial Condition

Certain accounts on our balance sheets are subject to seasonal fluctuations. As our business and revenues grow, we expect these seasonal trends to be reduced. The bulk of our products are shipped to our educational customers prior to the beginning of the school year, usually in June, July, August and September. To prepare for the upcoming school year, we generally build up inventories during the second quarter of the year. However, this year our inventories have decreased, as we have are either drop shipping products directly to the customer or bringing inventory in and immediately shipping out to customers in order to cover our backorders.

We have been very proactive, and will continue to be proactive, in obtaining contracts during the fourth and first quarters that will help offset the seasonality of our business.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $824,572 and a working capital deficit of $5,041,609. For the six months ended June 30, 2017 and 2016, we had net cash provided by (used in) operating activities of $307,810 and ($64,063), respectively. In addition, we had net cash provided by (used in) financing activities of $84,709 and ($593,625), respectively.

The Company must continue to raise funds and negotiate its debt, including Skyview Note and AHA Note that are currently in default, to continue to meet its liquidity requirements.

We financed our capital expenditures during the six months ended June 30, 2017 primarily through delaying payments on accounts payable, conversion of accounts payable to equity and the issuance of note payable to K-Laser.

On January 13, 2017, the Company issued a convertible promissory note to K-Laser International Co., Ltd. in the amount of $1,000,000. The note is due on December 31, 2017 and bears interest at an annual rate of 8%, compounded monthly. The note is convertible to the Company’s common stock at $5.60 per share prior to a listing on a public exchange. If converted after a listing on a public exchange, the conversion shares shall be calculated as the average of the 7 days closing price. As of June 30, 2017, outstanding principal and accrued interest for the note were $1,000,000 and $17,973, respectively. The note is secured by all assets of the Company, subordinating to the Skyview Note. We used the proceeds for general working capital requirements.

In addition to our cash and banking arrangements, we had accounts receivable of $3,164,139 on June 30, 2017. Our accounts receivable provides an additional source of liquidity as cash payments are collected from customers in the normal course of business. Our accounts receivable balance fluctuates throughout the year based on the seasonality of the business.

Our other cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases, capital equipment leases and other operating leases. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations.

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

There were no changes in our internal control over financial reporting that occurred during the six-month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 1, 2017, a lawsuit was filed against the Company, Mimio LLC, Mim Holdings, VC2 Partners and Vert Capital Corp by Skyview Capital for breach of a $1,460,508 restated note.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933 the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Lawrenceville, of the State of Georgia, on this 14th day of August, 2017.

BOXLIGHT CORPORATION

By:	/s/ JAMES MARK ELLIOTT
James Mark Elliott
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES MARK ELLIOTT	Chief Executive Officer and Chairman	August 14, 2017
James Mark Elliott	(Principal Executive Officer)

/S/ Henry (“Hank”) Nance	Chief Operating Officer	August 14, 2017
Henry (“Hank”) Nance

/s/ SHERI LOFGREN	Chief Financial Officer	August 14, 2017
Sheri Lofgren	(Principal Financial and Accounting Officer)

/s/ MICHAEL POPE	President and Director	August 14, 2017
Michael Pope

*	Director	August 14, 2017
Tiffany Kuo

*	Director	August 14, 2017
Robin Richards

*	Director	August 14, 2017
Dr. Rudolph Crew

*/s/ JAMES MARK ELLIOTT
James Mark Elliott
Authorized Signatory

