Form 10-K/A
period 2016-12-31
Boxlight Corp
filed 2017-10-10
CIK 1624512

Registration No. 333-204811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K

(Mark One)

[X]	annual Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

OR

[ ]	Transition Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The number of shares outstanding of the registrant’s common stock on October 9, 2017 was 5,151,184.

BOXLIGHT CORPORATION

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis and Results of Operation) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward-looking statements include statements concerning the following:

●	our possible or assumed future results of operations;

●	our business strategies;

●	our ability to attract and retain customers;

●	our ability to sell additional products and services to customers;

●	our cash needs and financing plans;

●	our competitive position;

●	our industry environment;

●	our potential growth opportunities;

●	expected technological advances by us or by third parties and our ability to leverage them;

●	the effects of future regulation; and

●	our ability to protect or monetize our intellectual property.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in this Annual Report on Form 10-K and the reports we file with the SEC. Actual events or results may vary significantly from those implied or projected by the forward-looking statements due to these risk factors. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits thereto with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results and circumstances may be materially different from what we expect.

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, except as may be required by applicable law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Unless the context otherwise requires, the terms “the Company,” “we,” “us,” and “our” in this report refer to Boxlight Corporation and its consolidated subsidiaries.

EXPLANATORY NOTE

On May 1, 2017, Boxlight Corporation (the “Company”) filed its Annual Report on Form 10-K, Special Financial Report pursuant to Rule 15d-2 (the “Original Form 10-K”) which does not include management’s discussion and analysis and other narrative disclosures ordinarily required in a Form 10-K.

Pursuant to a comment received from the Securities Exchange Commission, this Form 10-K/A Annual Report (the “Amended Form 10-K”) contains all of the disclosures customarily required in a Form 10-K Annual Report and amends and restates in its entirety the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amended Form 10-K does not reflect events occurring subsequent to the date of the Original Form 10-K. No attempt has been made in this Amended Form 10-K to modify or update other disclosures as presented in the Original Form 10-K, registration statements or the Form 8-K.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Company

Boxlight Parent was incorporated in Nevada on September 18, 2014 for the purpose of becoming a technology company that sells interactive educational products.

Effective April 1, 2016, Boxlight Corporation acquired Mimio LLC. Mimio designs, produces and distributes the broadest range of Interactive Classroom Technology products primarily targeted at the global K-12 education market. Mimio’s core products include interactive projectors, interactive flat panel displays, interactive touch projectors, touchboards and MimioTeach, which can turn any whiteboard interactive in 30 seconds. Mimio’s product line also includes an accessory document camera, teacher pad for remote control and an assessment system. Mimio was founded on July 11, 2013 and maintains its headquarter in Boston, Massachusetts. Manufacturing is by ODM’s and OEM’s in Taiwan and China. Mimio products have been deployed in over 600,000 classrooms in dozens of countries. Mimio’s software is provided in over 30 languages.

Effective July 18, 2016, Boxlight Corporation acquired the Boxlight Group. The Boxlight Group sells and distributes a suite of patented, award-winning interactive projectors that offer a wide variety of features and specifications to suit the varying needs of instructors, teachers and presenters. With an interactive projector, any wall, whiteboard or other flat surface becomes interactive. A teacher, moderator or student can use the included pens or fingers as a mouse to write or draw images displayed on the surface. As with interactive whiteboards, interactive projectors accommodate multiple users simultaneously. Images that have been created through the projected interactive surface can be saved as computer files. The Boxlight Group’s new ProjectoWrite 12 series, launched in February 2016, allows the simultaneous use of up to ten simultaneous points of touch.

Combined, we are a leading technology company that focuses on the education and learning industry. We improve, produce and distribute products currently offered by Mimio, the Boxlight Group and Genesis, including interactive projectors, 70” and 84” hi-resolution interactive LED panels, and science, technology, engineering and math (“STEM”) data logging products, and develop new products utilizing a combination of technologies of the Boxlight Group and Mimio. The combined operation will integrate significant research and development, international manufacturing capabilities, and an established global reseller network. Our goal is to become a single source, world-leading innovator, manufacturer and integrator of interactive products for schools and universities, as well as for training and instruction for business and governmental agencies.

Integration Strategy

We have already taken substantial steps towards centralizing our business management through an enterprise resource planning system currently utilized by Boxlight Inc. that offers multi-language and multi-currency. We have streamlined the process to drive front-line sales forecasting to factory production. Through the enterprise resource planning system, we have synchronized five separate accounting and customer relationship management systems through a cloud-based interface to improve inter-company information sharing and allow management at BOXL to have immediate access to snapshots of the performance of all of our subsidiaries, their financial data and live currency impact on our combined financial results.

Research and Development

Our products are designed to enhance learning experiences in schools, government and business by bringing life to lessons, using interactive educational tools. Research suggests that interactive presentation tools can positively affect student engagement, motivation, understanding and review processes and accommodate students with different learning styles, including students who have special needs. A study in 100 classrooms per year conducted by Dr. Robert Marzano, a top United States researcher in the field of education, concluded that students who had been taught using interactive whiteboards and interactive devices improved their test scores on average by 16 percentile over a two-year period.

Logistics and Manufacturing

Logistics of the Company is currently provided by our Lawrenceville, Georgia facility. Manufacturing for Mimio’s products is by ODM’s and OEM’s in Taiwan and China.

Sales and Marketing

Sales and marketing for Mimio and the Boxlight Group were combined on March 31, 2016. Our combined sales force has eleven regional account managers in the US, nine in Mexico, one Vice President of Sales and one National Sales Manager. Within nine months of our initial public offering we intend to expand the scope of our combined sales force by adding five additional sales persons, primarily to drive sales of interactive projectors and data logging products to school districts, corporations and governmental agencies throughout the United States and Europe, and sales of all of our products in Africa, Latin America and Asia. In addition, we will utilize traditional value-added resellers through Genesis and support them to become knowledgeable of the products, vendors and suppliers of the combined entity. Our combined companies currently have approximately 800 resellers.

We believe that the combined operation will represent a unique vertically integrated interactive-technology company capable of developing and improving products, manufacturing and distribution, and service and support to customers.

Our Markets

The global education industry is undergoing a significant transition, as primary and secondary school districts, colleges and universities, as well as governments, corporations and individuals around the world are increasingly recognizing the importance of using technology to more effectively provide information to educate students and other users.

“Smart education” denotes a range of technologies employed to enhance the delivery and administration of education across various segments such as K-12, higher education, enterprise, government and healthcare. This market is broadly segmented by four major parameters; namely, product type, application type, e-learning modes, and geography.

According to “All Global Market Education & Learning”, an industry publication, the market for hardware products is growing due to increases in the use of interactive white boards and simulation-based learning hardware. Education institutions have become more receptive to the implementation of hi-tech learning tools. The advent of technology in the classroom has enabled multi-modal training and varying curricula. In general, technology based tools help develop student performance when integrated with curriculum. The constant progression of technology in education has helped educators to create classroom experiences that are interactive, developed and collaborative.

According to market research report “Smart Education and Learning Market: Advanced Technologies, Digital Models, Adoption Trends and Worldwide Market Forecast (2012-2017),” the global smart education and learning market is expected to reach $220.0 billion by 2017 at a compounded annual growth rate (CAGR) of 20.3% from 2012 to 2017. The market for education and learning software is estimated to reach $37.2 billion, and hardware is estimated to reach $12.1 billion, by 2017. In 2011, North America accounted for about 60% of global revenue and is expected to grow at a CAGR of 15.2% from 2012 to 2017.

In the United States, which will be our primary market upon consummation of our initial public offering where we will sell and distribute interactive educational products for K-12 to both public and private schools, the K-12 education sector represents one of the largest industry segments.

In addition to its size, the U.S. K-12 education market is highly decentralized and is characterized by complex content adoption processes. The sector is comprised of approximately 15,600 public school districts across the 50 states and 132,000 public and private elementary and secondary schools. We believe this market structure underscores the importance of scale and industry relationships and the need for broad, diverse coverage across states, districts and schools. Even while we believe certain initiatives in the education sector, such as the Common Core State Standards, a set of shared math and literacy standards benchmarked to international standards, have increased standardization in K-12 education content, we believe significant state standard specific customization still exists, and we believe the need to address customization provides an ongoing need for companies in the sector to maintain relationships with individual state and district policymakers and expertise in state-varying academic standards.

U.S. K-12 education has come under significant political scrutiny in recent years, due to the recognition of its importance to U.S. society at large and concern over the perceived decline in U.S. student competitiveness relative to international peers. An independent task force report published in March 2012 by the Council on Foreign Relations, a non-partisan membership organization and think tank, observed that American students rank far behind global leaders in international tests of literacy, math and science, concluding that the current state of U.S. education severely impairs the United States’ economic, military and diplomatic security as well as broader components of America’s global leadership. Also, the Executive Office of the President Council of Economic Advisors, in a report titled Unleashing the Potential of Educational Technology, stated that “many observers are concerned about declines in the relative quality of U.S. primary and secondary education, and improving performance of our schools has become a national priority.” We believe that the customization of learning programs could enhance innovative and growth strategies geared towards student performance in our nation’s schools.

Higher education is a large and well-established market, both in the United States and worldwide. In the United States alone, total revenue for all degree-granting postsecondary institutions was over $550 billion for the 2010-2011 academic year, according to a May 2013 report by the U.S. National Center for Education Statistics. The decade between 2000 and 2010 saw a 37% increase in enrollment in postsecondary degree granting institutions in the United States, from 15.3 million to 21.0 million, according to the U.S. Department of Education, and that number is expected to rise to 23.8 million by 2021, a further increase of 13%.

According to a November 2013 study by Bank of America Merrill Lynch, total global spending on the business and government e-learning market was $25.5 billion in 2012 and is expected to reach $32.1 billion by 2015 and $37.5 billion by 2017; an 8% CAGR between 2012 and 2017.

Our Opportunity

We believe that the existing patented product portfolios of Mimio and the Boxlight Group and software and products we intend to develop either alone or in collaboration with other technology companies positions us to be a leading manufacturer and provider of interactive educational products in the global educational and learning market. We believe that increased consumer spending driven by the close connection between levels of educational attainment, evolving standards in curriculum, personal career prospects and economic growth will increase the demand for our interactive educational products. Some of the factors that we believe will impact our opportunity include:

Growth in U.S. K-12 Market Expenditures

Significant resources are being devoted to primary and secondary education, both in the United States and abroad. As set forth in the Executive Office of the President, Council of Economic Advisers report, U.S. education expenditure has been estimated at approximately $1.3 trillion, with K-12 education accounting for close to half ($625 billion) of this spending. Global spending is roughly triple U.S. spending for K-12 education.

While the market has historically grown above the pace of inflation, averaging 7.2% growth annually since 1969, as expenditures by school districts and educational institutions are largely dependent upon state and local funding, the recent world-wide economic recession caused many states and school districts to defer spending on educational materials, which materially and adversely affected our historical revenues as well as those of many of our competitors. However, expenditures and growth in the U.S. K-12 market for educational content and services now appears to be rebounding in the wake of the U.S. economic recovery. Although, the economic recovery has been slower than anticipated, and there is no assurance that any further improvement will be significant, nonetheless, states such as Florida, California and Texas are all scheduled to adopt interactive educational materials for certain subjects, including reading and math, by 2016.

The NCES forecasts that the current expenditures in the U.S. K-12 market are expected to grow to approximately $665 billion by 2022. The instructional supplies and services market, which uses the types of educational materials and services that we will offer, represents approximately 4.8% of this expected market, or approximately $32 billion of these expenditures. There is no guarantee that spending will increase by the amount forecasted and, if it does, there is no guarantee that our sales will increase accordingly.

International Catalysts Driving Adoption of Learning Technology

According to Ambient Insights 2012 Snapshot of the Worldwide and US Academic Digital Learning Market, substantial growth in revenues for e-learning products in the academic market segment are anticipated throughout the world due to several convergent catalysts, including population demographics such as significant growth in numbers of 15-17 year old students and women in education in emerging markets; government-funded education policies mandating country-wide deployment of digital learning infrastructures; large scale digitization efforts in government and academic markets; significant increases in the amount of digital learning content; migration to digital formats by major educational publishers and content providers; mass purchases of personal learning devices and strong demand for learning platforms, content and technology services; and rapid growth of part-time and fulltime online student enrollments.

Rising Global Demand

We expect to profit from the rising global demand for technology based learning products by offering our interactive product hardware and software in the United States and expanding into foreign countries. In recent years, the global education sector has seen movement towards the adoption of interactive learning devices. As examples:

●	In 2010, the Peruvian government spent $3.0 billion for an education technology rollout to provide all teachers and students with individual tablet computers and network infrastructure and classroom displays;

●	In August 2011, the Russian government announced a plan to deploy tablets, “on a massive scale” in the Russian educational system, to replace printed textbooks;

●	In October 2011, the Indian government launched its heavily subsidized school-designed tablet called Aakash; and

●	In July 2011, the Thailand government announced that it intends to give every child in grades 1-6 a tablet starting with first grade students in the 2012 school year. The multi-year program is expected to equip over 5.0 million primary students with handheld devices.

Trends in Tech-Savvy Education

While industries from manufacturing to health care have adopted technology to improve their results, according to Stanford Business School, in its Trends in Tech-Savvy Education, the education field remains heavily reliant on “chalk and talk” instruction conducted in traditional settings; however, that is changing as schools and colleges adopt virtual classrooms, data analysis, online games, highly customized coursework, and other cutting-edge tools to help students learn.

Demand for Interactive Projectors is on the Rise

As a complete system, interactive projectors are considerably less expensive than interactive whiteboards or interactive flat panel displays, placing them at a distinct advantage in price sensitive markets. According to FutureSource, an industry publication, sales of interactive projectors are expected to grow steadily from 2014 to 2017 with a CAGR at 10.3% world-wide.

Additional Technologies

The delivery of digital education content is also driving a substantial shift in the education market. In addition to white boards, interactive projectors and interactive flat panels, other technologies are being adapted for educational uses on the Internet, mobile devices and through cloud-computing, which permits the sharing of digital files and programs among multiple computers or other devices at the same time through a virtual network. We intend to be a leader in the development and implementation of these additional technologies to create effective digital learning environments.

Handheld Device Adoption

Handheld devices, including smartphones, tablets, e-readers and digital video technologies, are now fundamental to the way students communicate. A 2010 FCC survey provides evidence that the rates of handheld use will increase dramatically. It reported that while 50% of respondents currently use handhelds for administrative purposes, 14% of schools and 24% of districts use such devices for academic or educational purposes. Furthermore, 45% of respondents plan to start using such devices for academic and educational purposes within the next 2 to 3 years. The survey stated that, “The use of digital video technologies to support curriculum is becoming increasingly popular as a way to improve student engagement.”

Natural User Interfaces (NUIs)

Tablets and the new class of “smart TVs” are part of a growing list of other devices built with natural user interfaces that accept input in the form of taps, swipes, and other ways of touching; hand and arm motions; body movement; and increasingly, natural language. Natural user interfaces allow users to engage in virtual activities with movements similar to what they would use in the real world, manipulating content intuitively. The idea of being able to have a completely natural interaction with a device is not new, but neither has its full potential been realized. For example, medical students increasingly rely on simulators employing natural user interfaces to practice precise manipulations, such as catheter insertions, that would be far less productive if they had to try to simulate sensitive movements with a mouse and keyboard. NUIs make devices seem easier to use and more accessible, and interactions are far more intuitive, which promotes exploration and engagement. (NMC Horizon Project Technology Outlook STEM+ Education 2012-2017).

The Business and Government Market

The business and government market for interactive displays represents an attractive growth opportunity for us because of the desire of organizations to improve the quality of training, development and collaboration.

In meeting rooms, our solutions help achieve the following:

●	Enhance brainstorming and collaboration by providing a real-time focal point upon which participants can share their ideas with the entire group of attendees, including those in remote locations;

●	Add a tangible, interactive dimension to conferencing that enables attendees to visualize a situation or concept and make decisions based on that visualization;

●	Save time and enhance productivity by enabling users to save and distribute their collective work product from a meeting without the inconsistencies and subjectivity that may result from individual note taking;

●	Realize cost savings not only by reducing travel needs, but also by improving internal communication and team building; and

●	Enable participants to access digital files and use applications in real time.

In training centers, we believe that our solutions help to enhance achievement levels with multi-modality (visual, auditory and kinesthetic) learning capabilities, improved interactivity and engagement and real time assessment and feedback. Our solutions may also help improve an enterprise’s return on investment by providing better trained employees reducing training time and getting employees back to their jobs, reduced travel expenses, improved customers service from well-trained employees and reduced employee turnover.

Competition

We are engaged in the interactive education industry. The combined operation will face substantial competition from developers, manufacturers and distributers of interactive learning products and solutions. The industry is highly competitive and characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of interactive projectors and interactive whiteboards. We will face increased competition from companies with strong positions in certain markets we serve, and in new markets and regions we may enter. These companies manufacture and/or distribute new, disruptive or substitute products that compete for the pool of available funds that previously could have been spent on interactive displays and associated products. Our ability to integrate our technologies after the combination and remain innovative and develop new technologies desired by our current and potential new contract manufacturing customers will determine our ability to grow our contract manufacturing divisions.

Mimio’s Current Products

MimioStudio Interactive Instructional Software

MimioStudio Instructional Software enables the creation, editing, and presentation of interactive instructional lessons and activities. These can be presented and managed from the front of the classroom using any of Mimio’s display systems including MimioTeach + MimioProjector, MimioDisplay, MimioBoard Touch + MimioProjector, or MimioProjector Interactive in either pen or touch controlled versions. MimioStudio can also be operated using MimioPad as a full-featured remote control or a mobile device such as an iPad or tablet which includes a display screen that fully replicates the front-of-classroom display generated by MimioStudio. Operation with a mobile device is enabled via the three-user license for MimioMobile, see next, provided with the MimioStudio license that accompanies all front-of-classroom devices from Mimio.

MimioMobile Collaboration and Assessment Application

The introduction of MimioMobile, a software accessory for MimioStudio, in 2014 introduced a new era of fully interactive student activities that are able to be directly and immediately displayed on the front-of-classroom display through MimioStudio.

MimioMobile allows fully interactive activities to be pushed to student classroom devices. The students can manipulate objects within the activities, annotate “on top” of them, and even create completely new content on their own handheld devices. MimioMobile also enables assessment using the mobile devices. The teacher can create multiple choice, true\false, yes\no, and text entry assessment questions. The students can respond at their own speed and their answers are stored within MimioStudio from which the teacher can display graphs showing student results. This “continuous assessment” allows formative assessment that can help guide the teacher as to whether to re-teach the material if understanding is low or move forward in the lesson. We believe that this interactive and student dependent instructional model can dramatically enhance student outcomes.

Mimio Front-of-Classroom Interactive Displays

Mimio offers the broadest line of interactive displays, each of which provides large size displays and interactive technology that complements the capabilities of MimioStudio and MimioMobile.

MimioProjector Interactive Projectors

Mimio offers interactive projectors using lamp (the 240 and 280 series of projectors) and laser illumination technologies (newly introduced in February 2016 as the 320 and 3200 series). Each is available with pen-based interactivity using infra-red emitting pens or touch-based technology using an emitter that generates a laser field over the entire surface of an associated whiteboard.

The pen versions of these interactive projectors can display images as large as 130” diagonally in 16:10 aspect ratio. The touch-based versions can display images as large as 100” in the same 16:10 aspect ratio. All models support up to ten simultaneous interactions meaning multiple students can simultaneously work. The projectors come with high quality audio and appropriate wall mounting hardware.

MimioDisplay Interactive Flat Panel Displays

Mimio offers five sizes of Interactive Flat Panel Displays – 55”, 65”, 70”, 75”, and 84” measured diagonally in 16:9 HD aspect ratio. Each produces extraordinarily sharp images suitable for a range of classroom sizes.

MimioBoard Interactive Touch Boards

Mimio’s Interactive Touch Boards are available in 78” and 87” at 16:10 aspect ratio. These boards provide sophisticated interactivity with any projector because the interactivity is built into the board. Unlike many competitive products, Mimio’s touch boards are suited for use with dry erase markers. Many competitive products advise against using those because their boards stain. Mimio’s touch boards use a porcelain-on-steel surface for durability and dry erase compatibility.

MimioTeach Interactive Whiteboard

MimioTeach is the company’s best known and longest-lived product. Hundreds of thousands of MimioTeach interactive whiteboards and its predecessors are used in classrooms around the world. MimioTeach can turn any whiteboard into an interactive whiteboard in as little as 30 seconds. This portable product fits into a tote bag with room for a small desktop projector, which is attractive to teachers who move from classroom to classroom. For schools where “change is our normal,” MimioTeach eliminates the high cost of moving fixed-mount implementations

Peripherals and accessories

MimioVote Student Assessment System

MimioVote is a handheld “clicker” that enables student assessment with essentially zero training. MimioVote is so simple it genuinely qualifies as intuitive, an elusive and often proclaimed attribute that is actually merited by MimioVote.

MimioPad wireless pen tablet

MimioPad is a wireless tablet used for remote control of MimioStudio running on the teacher’s Windows, Mac or Linux computer. MimioPad frees the watcher from being constrained to the front of the classroom by providing complete mobility in a lightweight, rechargeable, wireless controller.

MimioView document camera

MimioView is Mimio’s document camera that is integrated with MimioStudio to make the combination easy to use with a single cable connection that carries power, video, and control.

The Boxlight Group’s Current Products

The Boxlight Group is a global leading distributor of interactive projectors and high definition interactive LED flat panels. We believe the Boxlight Group offers the most comprehensive and integrated line of interactive display solutions, audio products, peripherals and accessories for schools and enterprises. The Boxlight Group’s products are backed by nearly 30 years of research and development, as it introduced the world’s first interactive projector in 2007 and received applied patents in 2010. The Boxlight Group focuses on developing easy-to-use solutions combining interactive displays with robust software to enhance the educational environment.

Advances in technology and new options for introduction into the classroom have forced school districts to look for solutions that allow teachers and students to bring their own devices into the classroom, provide school district information technology departments with the means to access data with or without Internet access, handle the demand for video, and control cloud and data storage challenges. the Boxlight Group’s design teams are able to quickly customize products to serve the needs of clients so that existing hardware and software platforms can communicate with one another. The Boxlight Group has created plug-ins for annotative software that makes existing legacy hardware interactive and allows designs to work with or without wires. Our goal, with the acquisition of the Boxlight Group, is to become a single source solution to satisfy the needs of educators around the globe for interactive products.

The Boxlight Group prides itself in providing industry-leading service and support and has received numerous product awards. In 2010, the ProjectoWrite2 interactive projector received an award as one of the Top 5 Products at InfoComm, the largest audio-visual dealer and reseller tradeshow in the U.S. Shortly thereafter, Pacific Media Associates, one of two leading industry reporting companies, and CE Pro Magazine announced the ProjectoWrite 2 as their choice for Best New Product of the Year in 2010. In 2011, the Boxlight Group was an American Business Awards finalist for the Best Customer Service Department. It was a Bronze Stevie winner in the categories of Most Innovative and Fastest Growing Tech Company of the Year in 2012, and, in, 2013, the Boxlight Group received the People’s Choice Stevie Award for the ProjectoWrite 5 for Favorite Computer Hardware Product.

Since the Boxlight Group launched its patented interactive projectors in 2007, the Boxlight Group has sold them to public schools in the United States and in 49 other countries, as well as to the Department of Defense International Schools in approximately 3,000 classrooms in 20 countries, the Job Corp, the Library of Congress, the Center for Disease Control, the Federal Emergency Management Agency, nine foreign governments and the City of Moscow and numerous Fortune 500 companies, including Verizon, GE Healthcare, Pepsico, First Energy, ADT, Motorola, First Data and Transocean and custom built 4,000 projectors for the Israeli Defense Forces.

Interactive Projectors

The Boxlight Group’s suite of patented, award-winning interactive projectors offers a wide variety of features and specifications to suit the varying needs of instructors, teachers and presenters around the world. With an interactive projector any wall, whiteboard or other flat surface can become an interactive surface and enable computer control. A user can utilize a pen stylus or finger as a mouse or to write or draw images displayed on the screen. As with interactive whiteboards, the interactive projector accommodates multiple users simultaneously. Images that have been created through the projectors can be saved as computer files. Except for the ProjectorWrite 8, or P8, series, all the Boxlight Group interactive projects use LCD technology.

The ProjectoWrite 5 series provides wired interactivity and features 60 frames per second and Dual Screen Link, linking two of the Boxlight Group interactive projectors, two presenters and two screens (or one large screen) into a powerful interactive surface, allowing for Microsoft Office content, video, pictures, web page and live streaming. These projectors have built-in storage of up to 1.5 GB for on-the-go display; a USB or EZ WiFi LAN connection from the PC, Mac or mobile device to the interactive projector is required for interactivity with the projected images. The ProjectoWrite 5 interactive projector allows for a maximum of five interactive pens working simultaneously. Utilizing the Boxlight Group’s patented embedded interactive CMOS camera at 60 frames per second, response time is less than 12 ms., and accuracy is 3 pixels.

The ProjectoWrite 6 series is for wireless interactivity, using a wireless USB dongle with a camera speed of to 90 frames per second. The ProjectorWrite 6 provides four separate and independent interactive touch points.

Each of the Boxlight Group’s ProjectoWrite 5, 6 and 8 series uses a stylus or pen to emulate touch features of a tablet computer with the Boxlight Group’s driver package.

The new ProjectoWrite 12 series is first in the Boxlight Group’s new line of patented finger-touch interactive projectors to offer a driverless installation. With the addition of a laser module, a moderator or student can use a finger, or any solid object, to interact and control the computer at the projected image. With 10-point touch, a user can capitalize on the new touch features of Microsoft Windows 10, emulating a tablet computer.

In 2013, the Boxlight Group began delivering its ProjectoWrite 6 series interactive projectors in up to 13,000 classrooms in the Dallas Independent School District. With over 15,000 network access points and 158,000 students, the Boxlight Group needed to adapt its wireless display software to enable projectors to work over several sub-netted segments of Dallas’s network. Having its in-house developers create Dallas’s custom software platform, the Boxlight Group completed the unique software and was able to deploy in less than 30 days. the Boxlight Group included in each unit its long-lasting harsh environment filter, which allows up to 5,000 hours of maintenance-free use. In addition, the district subscribed to the Boxlight Group’s Lamps for Life program, which provides unlimited projector lamps for only the cost of round-trip shipping.

External Interactive Devices

The OutWrite interactive modules employ a patented CMOS camera with optical coating that make any standard projector interactive. The OutWrite features a preview window when connected via USB cable to allow simple setup and calibration. the Boxlight Group is developing an interactive module that supports Android devices. The OutWrite device allows for the same touch emulation with interactive pens as the ProjectoWrite 5 interactive projectors.

Interactive LED Flat Panels

The Boxlight Group’s ProColor series of interactive LED panels are available in a variety of sizes and resolutions. All include an optional computer slot for embedded Windows 10 and upcoming Android operating systems. ProColor Interactive LED panels utilize infrared blocking technology, offering 10 points of touch for simultaneous interaction of multiple users. ProColor’s built-in speakers add room filling sound to the display’s vivid colors. The interactive LED panels feature Korean glass with optical coatings that are highly scratch resistant and improve viewing angles and ambient light interference.

Peripherals and Accessories

The Boxlight Group offers a line of peripherals and accessories, including amplified speaker systems, mobile carts, installation accessories and adjustable wall-mount accessories that complement its entire line of interactive projectors, LED flat panels and standard projectors. The height and tilt adjustable DeskBoard mobile cart, which won the Best of ISTE in June 2014 for Best Hardware product, can be used as an interactive screen or interactive desktop with the ProjectoWrite 8 ultra-short throw interactive projectors.

Audio Solutions

The Boxlight Group offers its SoundLite audio solutions as an affordable and easy-to-install amplified speaker system for use with all of our projectors. The 30 watt SoundLite product is available with wireless microphone. This device produces quality stereo sound in any room.

Features in future SoundLite models will have a security-enabled system and IP addressable audio classroom solution allowing point-to-point address as well as a network wide area address. A panic switch on the wireless transmitters will enable live broadcast of classroom audio and simultaneously trigger predetermined alerts. This feature is designed to work over a school’s existing network infrastructure.

Non-Interactive projectors

The Boxlight Group distributes a full line of standard, non-interactive projectors. The Boston Series features embedded wireless display functions and is available in short and standard throw options. Offering brightness from 2,700 to 4,000 lumens, the Boxlight Group furnishes projectors for small classrooms to auditoriums with the Boston platform. This series is available in both XGA and WXGA resolutions to replace projectors on existing interactive whiteboards in classrooms operating on limited budgets. the Boxlight Group has designed this platform to provide easy user maintenance with side-changing lamps and filters and developed HEPA filtration systems for harsh environments.

The ECO line of projectors is for schools with tight budgets. With inorganic high-contrast panels, long-life and reliability are ensured, while providing a quality and affordable product. This platform is available in short and standard throw and XGA and WXGA resolutions.

In the past several years, the Boxlight Group, together with strategic allies, has provided customized products that fit specific needs of customers, such as the Israeli Ministry of Defense. Working with Nextel Systems, the Boxlight Group delivered approximately 4,000 projectors, with special kitting performance, asset tagging, custom start up screens, operating defaults appropriate for harsh environments, and other unique product specifications. the Boxlight Group also met requirements that each projector contain at least 51% U.S. content and be assembled in the United States. A service center was appointed in Israel to provide warranty service and support. The US Army in connection with the Israeli Defense Forces found the Boxlight Group to be the only manufacturer able to meet the stringent requirements, leading not only to the original multi-year contract, but to extensions for favorable execution and performance.

Software Solutions

The Boxlight Group produces a “driver,” which is software that allows a computer to communicate with hardware or devices. Our driver comes in various versions depending on the model of interactive projector purchased. If used with Windows7 and above, users have the ability to toggle between ‘mouse’ and ‘touch’ mode. Mouse mode allows users to operate the mouse at the interactive screen like a traditional mouse. Touch mode will allow for up to 5 pens/users to interact on the touch screen surface. The latest TouchDriver on the ProjectorWrite 10 recognizes fingers (or nearly any other solid object) at the projection surface and will allow for up to 10 points of interactivity.

Our LightPen 5 software allows users to annotate in multiple colors and formats with our interactive projectors and is one of several annotation packages offered. Our SPDriver must be connected to a Boxlight Group interactive projector to function. The LightPen software defaults to overlay mode and allows the user to annotate over almost every program and image on the computer, including static images and/or full motion video. The tool bar is easily accessible and can be moved around the interactive screen for easy access and includes three default pen colors and a highlighter.

Pen line thickness and color can be changed, multi-user whiteboard mode allows for up to 5 points of interaction at a time, and a multi-page feature allows for extended note-taking. With included quick tools, such as on-screen keyboard quick tool, power point presentation mode, curtain reveal, and spot light modes, presenters’ needs are met at the tip of a pen or finger.

To date, all of the Boxlight Group’s software solutions are included with the purchase of its interactive products. However, approximately 15% of the Boxlight Group employees are engaged in software development. Subject to completion of our initial public offering and access to adequate liquidity, we intend to offer LightPen and other software products for sale directly to businesses and government agencies for use in learning applications and virtual remote desktop connectivity.

Boxlight Group Supplier

At the present time, the Company and its subsidiaries do not produce or manufacture any of their products. Most of the products sold and distributed by the Boxlight Group are manufactured by and purchased from Everest Display Technologies, Inc., a Taiwan corporation (“EDI”) and its direct and indirect subsidiaries. On July 18, 2016, Boxlight Holdings Inc., a wholly-owned subsidiary of Boxlight Parent acquired 100% of the equity of the Boxlight Group from EDI, and EDI and/or its subsidiary received shares of Series C preferred stock. Such Series C preferred stock will automatically convert into 22.221% of our fully-diluted common stock as defined in the purchase agreement upon completion of our initial public offering.

If and for so long as we and the Boxlight Group comply with the agreed upon arrangements to settle and pay the accrued accounts payable, EDI and its affiliates have agreed to continue to supply products to us and provide payment terms to us which are no less favorable than those provided to other credit-worthy customers. In addition, EDI and its affiliates have orally agreed in principle to provide Boxlight Parent and all of our subsidiaries, including the Boxlight Group and Mimio with a 10% price reduction on all units of products sold by such suppler(s) to us and our subsidiaries.

Technical Support and Service

The Boxlight Group currently has its technical support and service located near Seattle, WA and Atlanta, GA. Additionally, the Boxlight Group’s technical support division is responsible for the repair and closing of the customer service cases, resulting in more than 60% of the Boxlight Group’s customer service calls ending in immediate closure of the applicable service case. The Boxlight Group accomplishes this as a result of the familiarity between the Boxlight Group’s products and the customer service technician.

Competition

The Boxlight Group is engaged in an industry that is highly competitive. The industry is evolving and characterized by technological change. The Boxlight Group faces increased competition from companies with strong positions in certain markets it currently serves and in new markets and regions it may enter. These companies manufacture and/or distribute new, disruptive or substitute products that compete for the pool of available funds that previously could have been spent on interactive displays and associated products. The Boxlight Group competes with other developers, manufacturers and distributors of interactive projectors and personal computer technologies, tablets, television screens, smart phones.

Interactive whiteboards, since first introduced, have evolved from a high-cost technology that involves multiple components, requiring professional installers, to a one-piece technology that is available at increasingly reduced price points and affords simple installations. With lowered technology entry barriers, the Boxlight Group faces heated competition from other interactive whiteboard developers, manufacturers and distributors. However, the market presents new opportunities in responding to demands to replace outdated and failing interactive whiteboards with more affordable and simpler solution interactive whiteboards. In addition, the Boxlight Group has begun to see expansion in the market to sales of complementary products that work in conjunction with the interactive technology, including software, audio solutions, data capture, and tablets.

Genesis Collaboration

Products

Genesis is a traditional value-added reseller with sales and support teams representing multiple education and learning solution technologies, vendors and suppliers. Genesis is either a premier partner or an exclusive partner in defined geographic markets for the education solution providers listed below:

Vendors	Products
AHA	Interactive flat panels (4k- multiple sizes), interactive podiums, mobile mounting devices
Safari Montage	Video caching servers and video content
Audio Enhancement	Audio systems, microphones, and classroom safety cameras and school security systems and classroom management tools
Learning Clip	PreK – Grade 5 supplemental interactive math curriculum
Critical Links	Classroom caching servers
Samsung	Tablets
nGrain	3D industrial product training
Impero	School technology infrastructure software and classroom management solutions
iDashboards	Executive dashboards – All sectors

Genesis has trained personnel to sell and support these solutions. Its sales team consists of 3 sales and support professionals, with an average of over 9 years’ experience selling to school districts, private schools, PreK schools, and business and government accounts. The sales representatives have been involved in selling, implementing, and supporting mission-critical solutions that were highly visible to the public due to the scope and expenditures. The implementations have represented some of the largest project managed solutions in school districts in Genesis’ geographic areas, such as Georgia, Alabama, North Florida, Pennsylvania, New Jersey and New England. The projects were often districts with several thousand classrooms involving project management, professional development, consulting, and installation of interactive whiteboards and associated peripherals. The projects were installed on time and on budget with highly referable customers as a result. Genesis has earned trusted advisor status with its customers and has access to key decision makers in all targeted markets.

Competition

Genesis is a value added reseller of interactive learning technologies. Genesis sells to the K12 education market in Georgia, Alabama, South Carolina, northern Florida, western North Carolina and eastern Tennessee. Genesis sells the Boxlight Group’s interactive solutions into the business and government markets in the United States.

Genesis represents multiple complementary solutions and companies in the K12 education market in the geographic markets described above. Genesis competes with other value added resellers that are authorized to sell the same lines in the same areas by the vendors.

Employees

We have approximately 43 employees, of whom 4 are executives, 5 employees are engaged in product development, engineering and research and development, 16 employees are engaged in sales and marketing, 9 employees are engaged in administrative and clerical services and 9 employees are engaged in service and production. In addition, a total of approximately 8 individuals provide sales agency services to us as independent contractors.

None of our employees are represented by labor organizations. We consider our relationship with our employees to be excellent. A majority of our employees have entered into non-disclosure and non-competition agreements with us or our operating subsidiaries.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have incurred losses for the years ended December 31, 2016 and 2015.

For the years ended December 31, 2016 and 2015, we had consolidated net loss of approximately $2,062,000 and $2,259,000, respectively. There can be no assurance that our losses will not continue in the future, even if expenditures for the products and solutions we sell and distribute increase.

We have substantial indebtedness and accounts payable and need to raise additional financing.

As of December 31, 2016, our consolidated total liabilities was approximately $17 million, including outstanding notes payable and obligations to our vendors. We are currently seeking to raise up to $7,000,000 in equity capital in connection with an initial public offering of 1,000,000 shares of our Class A Common Stock. Unless we are able to obtain sufficient net proceeds from our pending initial public offering or from one or more lenders or other private sources, we could default in payment of many of these obligations, including a $2,000,000 note due to EDI in March 2019. There can be no assurance that such financing will be available or that we will be able to sell any or all of the shares of Class A Common Stock in our public offering. Even if we are successful in obtaining alternative debt or equity financing unrelated to our proposed public offering, it is likely that the terms thereof will not be as attractive to us as the sale of the Class A common stock in the public offering. In such event, to the extent that such financing is at purchase prices, conversion prices or exercise prices that are lower than the offering price of the shares offered in our proposed public offering, the equity interests of all of our stockholders could be substantially diluted.

We remain liable for obligations to Skyview.

As of December 31, 2016, we were obligated to make a $1,460,508 payment on or before December 15, 2016 under a six percent $3,960,508 restated note payable to Skyview Capital LLCl (“Skyview”), the former owner of Mimio under a membership interest purchase agreement dated as of May 28, 2015, as amended. We were unable to make this payment and received a Notice of Default dated December 28, 2016. The defaulted Skyview Note is secured by a lien and security interest on the assets and properties of our Mimio subsidiary and by the unconditional guaranty of Boxlight Parent, Mim Holdings, VC2 Partners LLC, and Vert Capital Corp.

We may not be able to manage our acquisition strategy effectively.

Our growth strategy includes acquiring assets and technologies or companies that have services, products, technologies, industry specializations or geographic coverage that extend or complement our existing business. The process to undertake a potential acquisition is time-consuming and costly. We expect to expend significant resources to undertake business, financial and legal due diligence on potential acquisition targets, and there is no guarantee that we will complete any acquisition that we pursue.

The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The acquisitions to be completed upon consummation of our initial public offering and any future acquisitions will be subject to a number of challenges, including:

●	diversion of management time and resources as well as a shift of focus from operating the businesses to issues related to integration and administration, which could result in the potential disruption of our ongoing business;

●	the need to integrate each company’s accounting, management, information, human resources and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

●	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had lacked such controls, procedures and policies;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	difficulties in managing operations in widely disparate time zones;

●	potential unknown liabilities associated with acquired businesses, including liability for activities of the acquired company before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities;

●	difficulty retaining key alliances on attractive terms with partners and suppliers;

●	declining employee morale and retention issues resulting from changes in compensation, or changes in management, reporting relationships, future prospects or the direction or culture of the business;

●	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries; and

●	in some cases, the need to transition operations, end-users, and customers onto our existing platforms.

Failure to manage expansion effectively may affect our success in executing our business plan and may adversely affect our business, financial condition and results of operation. We may not realize the anticipated benefits of any or all of our acquisitions, or may not realize them in the time frame expected. Future acquisitions or mergers may require us to issue additional equity securities, spend our cash, or incur debt, and amortization expenses related to intangible assets or write-offs of goodwill, any of which could adversely affect our results of operations.

We generate a substantial majority of our revenue from the sale of our display products, and any significant reduction in sales of these products would materially harm our business.

For the years ended December 31, 2016 and 2015, we generated a substantial majority of our revenue from sales of our interactive display products, consisting of projectors, interactive projectors and interactive flat panels. A decrease in demand for our interactive displays would significantly reduce our revenue. If any of our competitors introduces attractive alternatives to our interactive displays, we could experience a significant decrease in sales as customers migrate to those alternative products.

Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter-to-quarter and adversely affect our working capital and liquidity throughout the year.

The revenues and operating results of the Boxlight Group, Mimio, and Genesis normally fluctuate as a result of seasonal variations in our business, driven largely by the purchasing cycles of the educational market. Traditionally, the bulk of expenditures by school districts occur in the second and third calendar quarters after receipt of budget allocations. We expect quarterly fluctuations in our revenues and operating results to continue. These fluctuations could result in volatility and adversely affect our cash flow. As our business grows, these seasonal fluctuations may become more pronounced. As a result, we believe that sequential quarterly comparisons of our financial results may not provide an accurate assessment of our financial position.

Our working capital requirements and cash flows are subject to fluctuation, which could have an adverse effect on our financial condition.

Our working capital requirements and cash flows have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on a number of factors. Factors which could result in cash flow fluctuations include:

●	the level of sales and the related margins on those sales;

●	the collection of receivables;

●	the timing and size of purchases of inventory and related components; and

●	the timing of payment on payables and accrued liabilities.

If we are unable to manage fluctuations in cash flow, our business, operating results and financial condition may be materially adversely affected. For example, if we are unable to effectively manage fluctuations in our cash flows, we may be unable to make required interest payments on our indebtedness.

We operate in a highly competitive industry.

We are engaged in the interactive education industry. The combined operation will face substantial competition from developers, manufacturers and distributors of interactive learning products and solutions, including interactive projectors, interactive whiteboards and micro-computer data logging products and any new product we may offer in the future. The industry is highly competitive and characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of interactive projectors, interactive whiteboards, and micro-computer based logging technologies and combinations of them. We face increased competition from companies with strong positions in certain markets we serve, and in new markets and regions we may enter. These companies manufacture and/or distribute new, disruptive or substitute products that compete for the pool of available funds that previously could have been spent on interactive displays and associated products.

Many of these competitors have, and our potential competitors may have, significantly greater financial and other resources than we do and have spent, and may continue to spend, significant amounts of resources to try to enter or expand their presence in the market. In addition, low cost competitors have appeared in China and other countries. We may not be able to compete effectively against these current and future competitors. Increased competition or other competitive pressures have and may continue to result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

Some of the Boxlight Group’s customers are required to purchase equipment by soliciting proposals from a number of sources and, in some cases, are required to purchase from the lowest bidder. While we attempt to price our products competitively based upon the relative features they offer, our competitors’ prices and other factors, we are often not the lowest bidder and may lose sales to lower bidders.

Competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively and faster than we can or devote greater resources to the development, promotion and sale of products than we can. Current and potential competitors may establish cooperative relationships among themselves or with third parties, including through mergers or acquisitions, to increase the ability of their products to address the needs of customers. If these interactive display competitors or other substitute or alternative technology competitors acquire significantly increased market share, it could have a material adverse effect on our business, financial condition or results of operations.

If we are unable to continually enhance our products and to develop, introduce and sell new technologies and products at competitive prices and in a timely manner, our business will be harmed.

The market for interactive learning and collaboration solutions is still emerging and evolving. It is characterized by rapid technological change and frequent new product introductions, many of which may compete with, be considered as alternatives to or replace our interactive displays. For example, we have recently observed significant sales of tablet computers by competitors to school districts in the U.S. whose technology budgets could otherwise have been used to purchase interactive displays. Accordingly, our future success will depend upon our ability to enhance our products and to develop, introduce and sell new technologies and products offering enhanced performance and functionality at competitive prices and in a timely manner.

The development of new technologies and products involves time, substantial costs and risks. Our ability to successfully develop new technologies will depend in large measure on our ability to maintain a technically skilled research and development staff and to adapt to technological changes and advances in the industry. The success of new product introductions depends on a number of factors, including timely and successful product development, market acceptance, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of components in appropriate quantities and costs to meet anticipated demand, the risk that new products may have quality or other defects and our ability to manage distribution and production issues related to new product introductions. If we are unsuccessful in selling the new products that we develop and introduce, or any future products that we may develop, we may carry obsolete inventory and have reduced available working capital for the development of other new technologies and products.

If we are unable, for any reason, to enhance, develop, introduce and sell new products in a timely manner, or at all, in response to changing market conditions or customer requirements or otherwise, our business will be harmed.

We may not be successful in our strategy to increase sales in the business and government market.

The majority of our revenue has been derived from sales to the education market. Our business strategy contemplates expanding our sales in both the education market, as well as to the business and government training sectors. However, to date, there has not been widespread adoption of interactive displays and collaboration solutions in the business and government market, and these solutions may fail to achieve wide acceptance in this market. Successful expansion into the business and government markets will require us to augment and develop new distribution and reseller relationships, and we may not be successful in developing those relationships. In addition, widespread acceptance of our interactive solutions may not occur due to lack of familiarity with how our products work, the perception that our products are difficult to use and a lack of appreciation of the contribution they can make in the business and government markets. In addition, the Boxlight Group’s brand is less recognized in these markets as compared to the education market. A key part of our strategy to grow in the business and government market is to develop strategic alliances with companies in the unified communications and collaboration sector, and there can be no assurance that these alliances will help us to successfully grow our sales in this market.

Furthermore, our ability to successfully grow in the business and government market depends upon revenue and cash flows derived from sales to the education market. As the education market represents a significant portion of our revenue and cash flow, we utilize cash from sales in the education market for our operating expenses. If we cannot continue to augment and develop new distributor and reseller relationships, market our brand, develop strategic alliances and innovate new technologies, which results in decreased revenue from the education market, we may not be successful in our strategy to grow in the business and government market.

As a result of market saturation, our future sales of interactive displays in developed markets may slow or decrease.

Futuresource Consulting Ltd. estimates that, as of December 31, 2012, approximately 47% of classrooms in the U.S., 85% of classrooms in the U.K., and 53% of classrooms in Australia already had an interactive display. As a result of the high levels of penetration in developed markets, the education market for interactive displays in the U.S., U.K. and Australia may have reached saturation levels. Future sales growth in those markets and other developed markets with similar penetration levels may, as a result, be difficult to achieve, and our sales of interactive displays may decline in those countries. If we are unable to replace the revenue and earnings we have historically derived from sales of interactive displays to the education market in these developed markets, whether through sales of additional products, sales in other underserved markets, such as Africa, Latin America and Asia, sales in the business and government market or otherwise, our business, financial condition and results of operations may be materially adversely affected.

We face significant challenges growing our sales in foreign markets.

For our products to gain broad acceptance in all markets, we may need to develop customized solutions specifically designed for each country in which we seek to grow our sales and to sell those solutions at prices that are competitive in that country. For example, while our hardware requires only minimal modification to be usable in other countries, our software and content require significant customization and modification to adapt to the needs of foreign customers. Specifically, our software will need to be adapted to work in a user-friendly way in several languages and alphabets, and content that fits the specific needs of foreign customers (such as, for example, classroom lessons adapted to specific foreign curricula) will need to be developed. If we are not able to develop, or choose not to support, customized products and solutions for use in a particular country, we may be unable to compete successfully in that country and our sales growth in that country will be adversely affected. We cannot assure you that we will be able to successfully develop or choose to support customized solutions for each foreign country in which we seek to grow our sales or that our solutions, if developed, will be competitive in the relevant country.

Growth in many foreign countries will require us to price our products competitively in those countries. In certain developing countries, we have been and may continue to be required to sell our products at prices significantly below those that we are currently charging in developed countries. Such pricing pressures could reduce our gross margins and adversely affect our revenue.

Our customers’ experience with our products will be directly affected by the availability and quality of our customers’ Internet access. We are unable to control broadband penetration rates, and, to the extent that broadband growth in emerging markets slows, our growth in international markets could be hindered.

In addition, we will face lengthy and unpredictable sales cycles in foreign markets, particularly in countries with centralized decision making. In these countries, particularly in connection with significant technology product purchases, Mimio, the Boxlight Group and Genesis have experienced recurrent requests for proposals, significant delays in the decision making process and, in some cases, indefinite deferrals of purchases or cancellations of requests for proposals. If we are unable to overcome these challenges, the growth of our sales in these markets would be adversely affected, and we may incur unrecovered marketing costs, impairing our profitability.

Our suppliers may not be able to always supply components or products to us on a timely basis and on favorable terms, and as a result, our dependency on third party suppliers has adversely affected our revenue and may continue to do so.

We do not manufacture any of the products we sell and distribute, and therefore rely on our suppliers for all products and components and depend on obtaining adequate supplies of quality components on a timely basis with favorable terms. Some of those components, as well as certain complete products that we sell are provided to us by only one supplier or contract manufacturer. We are subject to disruptions in our operations if our sole or limited supply contract manufacturers decrease or stop production of components and products, or if such suppliers and contract manufacturers do not produce components and products of sufficient quantity. Alternative sources for our components are not always available. Many of our products and components are manufactured overseas, so they have long lead times, and events such as local disruptions, natural disasters or political conflict may cause unexpected interruptions to the supply of our products or components. In addition, we do not have written supply agreements with our suppliers. Although we are endeavoring to enter into written agreements with certain of our suppliers, we cannot assure that our efforts will be successful.

For the year ended December 31, 2016, we purchased approximately 30% of our products and components from Everest Display, Inc. Although such supplier has indicated a willingness to provide us with a 10% price reduction on items we purchase from them in the future, there can be no assurance that such price reduction will, in fact, be implemented, or that such price reduction will materially improve our gross profit margin on such products and components that we sell. Even if such 10% price reduction is implemented, such supplier may elect to raise its prevailing unit prices on products we purchase which would have the effect of reducing or even eliminating the anticipated improvement in our gross profit margin.

We rely on highly skilled personnel, and, if we are unable to attract, retain or motivate qualified personnel, we may not be able to operate our business effectively.

Our success depends in large part on continued employment of senior management and key personnel who can effectively operate our business, as well as our ability to attract and retain skilled employees. Competition for highly skilled management, technical, research and development and other employees is intense in the high-technology industry and we may not be able to attract or retain highly qualified personnel in the future. In making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the equity awards they would receive in connection with their employment. Our long-term incentive programs may not be attractive enough or perform sufficiently to attract or retain qualified personnel.

If any of our employees leaves us, and we fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced professionals on acceptable terms, our business, financial condition and results of operations could be adversely affected.

Our success also depends on our having highly trained financial, technical, recruiting, sales and marketing personnel. We will need to continue to hire additional personnel as our business grows. A shortage in the number of people with these skills or our failure to attract them to our company could impede our ability to increase revenues from our existing products and services, ensure full compliance with federal and state regulations, or launch new product offerings and would have an adverse effect on our business and financial results.

We may have difficulty in entering into and maintaining strategic alliances with third parties.

Mimio, the Boxlight Group and Genesis have entered into and we may continue to enter into strategic alliances with third parties to gain access to new and innovative technologies and markets. These parties are often large, established companies. Negotiating and performing under these arrangements involves significant time and expense, and we may not have sufficient resources to devote to our strategic alliances, particularly those with companies that have significantly greater financial and other resources than we do. The anticipated benefits of these arrangements may never materialize, and performing under these arrangements may adversely affect our results of operations.

We use resellers and distributors to promote and sell our products.

Substantially all our sales are made through resellers and distributors. Industry and economic conditions have the potential to weaken the financial position of our resellers and distributors. Such resellers and distributors may no longer sell our products, or may reduce efforts to sell our products, which could materially adversely affect our business, financial condition and results of operations. Furthermore, if our resellers’ and distributors’ abilities to repay their credit obligations were to deteriorate and result in the write-down or write-off of such receivables, it would negatively affect our operating results and, if significant, could materially adversely affect our business, financial condition and results of operations.

In addition, our resellers and most of our distributors are not contractually required to sell our products exclusively and may offer competing interactive display products, and therefore we depend on our ability to establish and develop new relationships and to build on existing relationships with resellers and distributors. We cannot assure that our resellers and distributors will act in a manner that will promote the success of our products. Factors that are largely within the control of those resellers and distributors but are important to the success of our products include:

●	the degree to which our resellers and distributors actively promote our products;

●	the extent to which our resellers and distributors offer and promote competitive products; and

●	the quality of installation, training and other support services offered by our resellers and distributors.

In addition, if some of our competitors offer their products to resellers and distributors on more favorable terms or have more products available to meet their needs, there may be pressure on us to reduce the price of our products, or those resellers and distributors may stop carrying our products or de-emphasize the sale of our products in favor of the products of these competitors. If we do not maintain and continue to build relationships with resellers and distributors our business will be harmed.

Risks Related to our Industry and Regulations

Decreases in, or stagnation of, spending or changes in the spending policies or budget priorities for government funding of schools, colleges, universities, other education providers or government agencies may have a material adverse effect on our revenue.

Our customers include primary and secondary schools, colleges, universities, other education providers. and, to a lesser extent, government agencies, each of which depends heavily on government funding. The effect of the worldwide recession of 2008 and subsequent sovereign debt and global financial crisis have resulted in substantial declines in the revenues and fiscal capacity of many national, federal, state, provincial and local governments. Many of those governments have reacted to the decreases in revenues and could continue to react to the decreases in revenue by cutting funding to educational institutions. If our products are not a high priority expenditure for such institutions, or if such institutions allocate expenditures to substitute or alternative technologies, we could lose revenue.

Any additional decrease in, stagnation of or adverse change in national, federal, state, provincial or local funding for primary and secondary schools, colleges, universities, or other education providers or for government agencies that use our products could cause our current and prospective customers to further reduce their purchases of our products, which could cause us to lose additional revenue. In addition, a specific reduction in governmental funding support for products such as ours could also cause us to lose revenue.

If our products fail to comply with consumer product or environmental laws, it could materially affect our financial performance.

Because we sell products used by children in classrooms and because our products are subject to environmental regulations in some jurisdictions in which we will do business, we will be required to comply with a variety of product safety, product testing and environmental regulations, including compliance with applicable laws and standards with respect to lead content and other child safety and environmental issues. If our products do not meet applicable safety or regulatory standards, we could experience lost sales, diverted resources and increased costs, which could have a material adverse effect on our financial condition and results of operations. Events that give rise to actual, potential or perceived product safety or environmental concerns could expose us to government enforcement action or private litigation and result in product recalls and other liabilities. In addition, negative consumer perceptions regarding the safety of our products could cause negative publicity and harm our reputation.

Risks Related to our Foreign Operations

We are subject to risks inherent in foreign operations.

Sales outside the United States represented approximately 7% and 15% of our combined revenues for the years ended December 31, 2016 and 2015, respectively, (on a pro forma basis and assuming the acquisitions of Mimio, the Boxlight Group and Genesis were completed on January 1, 2015). We intend to selectively pursue international market growth opportunities, which could result in those international sales accounting for a more significant portion of our revenue. We have committed, and may continue to commit, significant resources to our international operations and sales and marketing activities. While we have experience conducting business outside of the United States, we may not be aware of all the factors that may affect our business in foreign jurisdictions.

We are subject to a number of risks associated with international business activities that may increase costs, lengthen sales cycles and require significant management attention. International operations carry certain risks and associated costs, such as the complexities and expense of administering a business abroad, complications in compliance with, and unexpected changes in regulatory requirements, foreign laws, international import and export legislation, trading and investment policies, exchange controls, tariffs and other trade barriers, difficulties in collecting accounts receivable, potential adverse tax consequences, uncertainties of laws, difficulties in protecting, maintaining or enforcing intellectual property rights, difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs, and other factors, depending upon the country involved. Moreover, local laws and customs in many countries differ significantly and compliance with the laws of multiple jurisdictions can be complex, difficult and costly. We cannot assure that risks inherent in our foreign operations will not have a material adverse effect on our business.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery of or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires that we maintain adequate financial records and internal controls to prevent such prohibited payments. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in countries where we do business. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new business, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Our worldwide operations will subject us to income taxation in many jurisdictions, and we must exercise significant judgment to determine our worldwide financial provision for income taxes. That determination ultimately is an estimate, and, accordingly, we cannot assure that our historical income tax provisions and accruals will be adequate.

We are subject to income taxation in the United States and numerous other jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, we cannot assure that the final determination of any tax audits and litigation will not be materially different from that which is reflected in our historical income tax provisions and accruals. Should additional taxes be assessed against us as a result of an audit or litigation, there could be a material adverse effect on our current and future results and financial condition.

Certain of our subsidiaries provide products to, and may from time to time undertake certain significant transactions with, us and our other subsidiaries in different jurisdictions. In general, cross border transactions between related parties and, in particular, related party financing transactions, are subject to close review by tax authorities. Moreover, several jurisdictions in which we will operate have tax laws with detailed transfer pricing rules that require all transactions with nonresident related parties to be priced using arm’s-length pricing principles and require the existence of contemporaneous documentation to support such pricing. A tax authority in one or more jurisdictions could challenge the validity of our related party transfer pricing policies. Because such a challenge generally involves a complex area of taxation and because a significant degree of judgment by management is required to be exercised in setting related party transfer pricing policies, the resolution of such challenges often results in adjustments in favor of the taxing authority. If in the future any taxation authorities are successful in challenging our financing or transfer pricing policies, our income tax expense may be adversely affected and we could become subject to interest and penalty charges, which may harm our business, financial condition and operating results.

If we are unable to ship and transport components and final products efficiently and economically across long distances and borders our business would be harmed.

We transport significant volumes of components and finished products across long distances and international borders. Any increases in our transportation costs, as a result of increases in the price of oil or otherwise, would increase our costs and the final prices of our products to our customers. In addition, any increases in customs or tariffs, as a result of changes to existing trade agreements between countries or otherwise, could increase our costs or the final cost of our products to our customers or decrease our margins. Such increases could harm our competitive position and could have a material adverse effect on our business. The laws governing customs and tariffs in many countries are complex, subject to many interpretations and often include substantial penalties for non-compliance. Disputes may arise and could subject us to material liabilities and have a material adverse effect on our business.

If our procedures to ensure compliance with export control laws are ineffective, our business could be harmed.

Our extensive foreign operations and sales are subject to far reaching and complex export control laws and regulations in the United States and elsewhere. Violations of those laws and regulations could have material negative consequences for us including large fines, criminal sanctions, prohibitions on participating in certain transactions and government contracts, sanctions on other companies if they continue to do business with us and adverse publicity.

We will be exposed to fluctuations in foreign currencies that may materially adversely affect our results of operations.

Our reporting currency is the U.S. dollar. Boxlight Latin America uses the Peso as functional currencies to report revenue and expenses. We will be exposed to foreign exchange rate fluctuations when we translate the financial statements of the Boxlight Group into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of the Boxlight Group’s financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we may have certain monetary assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. To the extent the U.S. dollar strengthens against the Pesos, the translation of foreign currency denominated transactions will result in reduced revenue, operating expenses and net income for our Mexican operations. Similarly, to the extent the U.S. dollar weakens against the Pesos, the translation of the foreign currency denominated transactions will result in increased revenue, operating expenses and net income for our Mexican operations. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks.

We monitor our foreign exchange exposures, and these activities mitigate, but do not eliminate, our exposure to exchange rate fluctuations. As a result, exchange rate fluctuations may materially adversely affect our operating results in future periods.

Risks Related to Our Intellectual Property and Technology

Defects in our products can be difficult to detect before shipment. If defects occur, they could have a material adverse effect on our business.

Mimio products are highly complex and sophisticated and, from time to time, have contained and may continue to contain design defects or software “bugs” or failures that are difficult to detect and correct in advance of shipping.

The occurrence of errors and defects in our products could result in loss of, or delay in, market acceptance of our products, including harm to our brand, and correcting such errors and failures in our products could require significant expenditure of capital by us. In addition, we are rapidly developing and introducing new products, and new products may have higher rates of errors and defects than our established products. The Boxlight Group has historically provided product warranties for between one and five years, and the failure of our products to operate as described could give rise to warranty claims. The consequences of such errors, failures and other defects and claims could have a material adverse effect on our business, financial condition, results of operations and our reputation.

We may not be able to obtain patents or other intellectual property rights necessary to protect our proprietary technology and business.

Our commercial success depends to a significant degree upon our ability to develop new or improved technologies and products, and to obtain patents or other intellectual property rights or statutory protection for these technologies and products in the United States and other countries. We will seek to patent concepts, components, processes, designs and methods, and other inventions and technologies that we consider to have commercial value or that will likely give us a technological advantage. Mimio and the Boxlight Group own rights in patents and patent applications for technologies relating to interactive displays and other complementary products in the United States and other countries such as Germany, Mexico, Israel, Japan, Taiwan and China. Despite devoting resources to the research and development of proprietary technology, we may not be able to develop technology that is patentable or protectable. Patents may not be issued in connection with pending patent applications, and claims allowed may not be sufficient to allow them to use the inventions that they create exclusively. Furthermore, any patents issued could be challenged, re-examined, held invalid or unenforceable or circumvented and may not provide sufficient protection or a competitive advantage. In addition, despite efforts to protect and maintain patents, competitors and other third parties may be able to design around their patents or develop products similar to Mimio and Boxlight Group products that are not within the scope of their patents. Finally, patents provide certain statutory protection only for a limited period of time that varies depending on the jurisdiction and type of patent. The statutory protection term of certain of the Mimio and Boxlight Group’s material patents may expire soon and, thereafter, the underlying technology of such patents can be used by any third party including competitors.

Prosecution and protection of the rights sought in patent applications and patents can be costly and uncertain, often involve complex legal and factual issues and consume significant time and resources. In addition, the breadth of claims allowed in our patents, their enforceability and our ability to protect and maintain them cannot be predicted with any certainty. The laws of certain countries may not protect intellectual property rights to the same extent as the laws of the United States. Even if our patents are held to be valid and enforceable in a certain jurisdiction, any legal proceedings that we may initiate against third parties to enforce such patents will likely be expensive, take significant time and divert management’s attention from other business matters. We cannot assure that any of the issued patents or pending patent applications of Mimio and the Boxlight Group provide any protectable, maintainable or enforceable rights or competitive advantages to us.

In addition to patents, we will rely on a combination of copyrights, trademarks, trade secrets and other related laws and confidentiality procedures and contractual provisions to protect, maintain and enforce our proprietary technology and intellectual property rights in the United States, Mexico, Australia, Malaysia, Canada, Turkey and China. However, our ability to protect our brands by registering certain trademarks may be limited. In addition, while we will generally enter into confidentiality and nondisclosure agreements with our employees, consultants, contract manufacturers, distributors and resellers and with others to attempt to limit access to and distribution of our proprietary and confidential information, it is possible that:

●	misappropriation of our proprietary and confidential information, including technology, will nevertheless occur;

●	our confidentiality agreements will not be honored or may be rendered unenforceable;

●	third parties will independently develop equivalent, superior or competitive technology or products;

●	disputes will arise with our current or future strategic licensees, customers or others concerning the ownership, validity, enforceability, use, patentability or registrability of intellectual property; or

●	unauthorized disclosure of our know-how, trade secrets or other proprietary or confidential information will occur.

We cannot assure that we will be successful in protecting, maintaining or enforcing our intellectual property rights. If we are unsuccessful in protecting, maintaining or enforcing our intellectual property rights, then our business, operating results and financial condition could be materially adversely affected, which could

●	adversely affect our relationships with current or future distributors and resellers of our products;

●	adversely affect our reputation with customers;

●	be time-consuming and expensive to evaluate and defend;

●	cause product shipment delays or stoppages;

●	divert management’s attention and resources;

●	subject us to significant liabilities and damages;

●	require us to enter into royalty or licensing agreements; or

●	require us to cease certain activities, including the sale of products.

If it is determined that we have infringed, violated or are infringing or violating a patent or other intellectual property right of any other person or if we are found liable in respect of any other related claim, then, in addition to being liable for potentially substantial damages, we may be prohibited from developing, using, distributing, selling or commercializing certain of our technologies and products unless we obtain a license from the holder of the patent or other intellectual property right. We cannot assure that we will be able to obtain any such license on a timely basis or on commercially favorable terms, or that any such licenses will be available, or that workarounds will be feasible and cost-efficient. If we do not obtain such a license or find a cost-efficient workaround, our business, operating results and financial condition could be materially adversely affected and we could be required to cease related business operations in some markets and restructure our business to focus on our continuing operations in other markets.

Our business may suffer if it is alleged or determined that our technology or another aspect of our business infringes the intellectual property of others.

The markets in which we will compete are characterized by the existence of a large number of patents and trade secrets and also by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Also, third parties may make infringement claims against us that relate to technology developed and owned by one of our suppliers for which our suppliers may or may not indemnify us. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations, and determining the extent such of such obligations could require additional litigation. Claims of intellectual property infringement against us or our suppliers might require us to redesign our products, enter into costly settlements or license agreements, pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing or selling our products or services. If we cannot or do not license the infringed intellectual property on reasonable terms or at all, or substitute similar intellectual property from another source, our revenue and operating results could be adversely impacted. Additionally, our customers and distributors may not purchase our offerings if they are concerned that they may infringe third party intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and cause us to incur significant expenses. The occurrence of any of these events may have a material adverse effect on our business, financial condition and operating results.

If we are unable to anticipate consumer preferences and successfully develop attractive products, we might not be able to maintain or increase our revenue or achieve profitability

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to change demands and preferences of customers in a timely manner. If we are unable to introduce new products or technologies in a timely manner or our new products or technologies are not accepted by our customers, our competitors may introduce more attractive products which would adversely impact our competitive position. Failure to respond in a timely manner to changing consumer preferences could lead to, among other things, lower revenues and excess inventory positions of outdated products.

We may be unable to keep pace with changes in technology as our business and market strategy evolves.

We will need to respond to technological advances and emerging industry standards in a cost-effective and timely manner in order to remain competitive. The need to respond to technological changes may require us to make substantial, unanticipated expenditures. There can be no assurance that we will be able to respond successfully to technological change.

Risks Related to Our Class A Common Stock

The offering price and other terms of our initial public offering have been arbitrarily determined and may not be indicative of future market prices.

The offering price was not established in a competitive market, but was arbitrarily determined by us. The offering price bears no relationship to our assets, book value, historical results of operations or any other established criterion of value, and may not be indicative of the fair value of our Class A common stock. The trading price of the Class A common stock that will prevail in the market in the future may be higher or lower than the price per share the investors pay in the offering.

The public market may not agree with the determination of the offering price, in which case investors may not be able to sell their shares at or above the offering price, thereby resulting in losses on sale. The market price of the Class A common stock will fluctuate significantly in response to a variety of factors, some of which are beyond our control, such as changes in earnings estimates or recommendations by securities analysts, industry developments and general market conditions and other factors, including factors unrelated to our own operating performance or the condition or prospects of the industry in which we operate.

Further, the stock market in general, and securities of small-cap companies in particular, have experienced extreme price and volume fluctuations since 2008. Continued market fluctuations could result in volatility in the price of our Class A common stock and a decline in the value of our Class A common stock. Additionally, price volatility might be more severe if the trading volume of our Class A common stock is low.

There can be no assurance that we will be able to list our Class A common stock on Nasdaq Capital Markets or other national securities exchange.

During or following completion of our initial public offering we will seek to list our Class A common stock on the Nasdaq Capital Markets under the symbol “BOXL”. In order to list our Class A common stock we must meet the initial listing requirements under Nasdaq Rule 5505(a) and Rule 5505(b)(i). Among other requirements, we would need to have stockholders’ equity of at least $5,000,000, not less than 300 round lot holders of our Class A common stock and a minimum $15,000,000 in market value of our publicly traded shares (defined as shares held by all stockholders, other than our officers, directors and holders of 10% or more of our outstanding Class A common stock). There is no assurance that we will be able to meet such listing requirements or that our shares will trade on the Nasdaq Capital Market or any other national securities exchange.

There has been no public market for our Class A common stock, and an active market may not develop or be sustained, which could limit stockholders ability to sell shares of our Class A common stock.

There currently is no public market for our Class A common stock, and our Class A common stock will not be traded in the open market prior to our initial public offering. Accordingly, an adequate trading market for the Class A common stock may not develop or be sustained after our initial public offering.

Future sales of our Class A common stock could adversely affect our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in us and may adversely affect the market price of our Class A common stock.

Assuming the sale of all 1,000,000 shares of Class A common stock offered in our initial public offering, we believe that our existing working capital, expected cash flow from operations and other available cash resources will enable us to meet our working capital requirements for at least the next 12 months. However, the development and marketing of new products and the expansion of distribution channels require a significant commitment of resources. From time to time, we may seek additional equity or debt financing to finance working capital requirements, continue our expansion, develop new products or make acquisitions or other investments. In addition, if our business plans change, general economic, financial or political conditions in our industry change, or other circumstances arise that have a material effect on our cash flow, the anticipated cash needs of our business, as well as our conclusions as to the adequacy of our available sources of capital, could change significantly. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital. If additional funds are raised through the issuance of equity shares, preferred shares or debt securities, the terms of such securities could impose restrictions on our operations and would reduce the percentage ownership of our existing stockholders. If financing is not available on satisfactory terms, or at all, we may be unable to expand our business or to develop new business at the rate desired and our results of operations may suffer.

The market price of our Class A common stock may be volatile, which could cause the value of your investment to fluctuate and possibly decline significantly.

The market price of our Class A common stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws and market conditions in general could have a significant impact on the future market price of our Class A common stock. You may not be able to resell your shares at or above the current price due to a number of factors such as those listed under “Risk Factors”. Some of the factors that could negatively affect our share price or result in fluctuations in the price of our stock include:

●	our operating and financial performance and prospects;

●	our quarterly or annual earnings or those of other companies in our industry;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our Class A common stock or the stock of other companies in our industry;

●	the failure of analysts to cover our Class A common stock;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	announcements by third parties or governmental entities of significant claims or proceedings against us;

●	new laws and governmental regulations, or other regulatory developments, applicable to our industry;

●	changes in general conditions in the United States and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

●	changes in government spending levels on education;

●	changes in key personnel;

●	sales of common stock by us, members of our management team or our stockholders;

●	the granting or exercise of employee stock options or other equity awards;

●	the volume of trading in our Class A common stock; and

●	the realization of any risks described in this section under the caption “Risk Factors.”

Furthermore, the stock market has recently experienced volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Our Articles of Incorporation, Bylaws and Nevada law may have anti-takeover effects.

Our Articles of Incorporation authorizes the issuance of common stock and preferred stock. Each share of Class A common stock entitles the holder to one vote on all matters to be voted upon by stockholders, and the Class B common stock has no vote, except as required by law. In addition, our board of directors (“Board”) has the authority to issue additional shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The ability of our Board to issue additional shares of preferred stock could make it more difficult for a third party to acquire a majority of our voting stock. Other provisions of our Bylaws also may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could have an adverse effect on the market price of our Class A common stock.

In addition, certain provisions of Nevada law applicable to our company could also delay or make more difficult a merger, tender offer or proxy contest involving our company, including Sections 78.411 through 78.444 of the Nevada Revised Statutes, which prohibit a Nevada corporation from engaging in any business combination with any “interested stockholder” (as defined in the statute) for a period of two years unless certain conditions are met. In addition, our senior management is entitled to certain payments upon a change in control and certain of the stock options and restricted shares we have granted provide for the acceleration of vesting in the event of a change in control of our company.

Two trusts hold a significant percentage of our Class A common stock, and their interests may not align with the interests of our other stockholders.

The trustees of two family trusts have dispositive and voting power over the Class A common stock totaling approximately 26.24% of our issued and outstanding common stock on a fully diluted basis after giving effect to our initial public offering. In addition, upon conversion of our Series B preferred stock, stockholders of EDI and other EDI affiliates, including K Laser will own approximately 21% of our issued and outstanding common stock on a fully diluted basis after giving effect to our initial public offering. This significant concentration of share ownership may adversely affect the trading price of our Class A common stock because investors often perceive a disadvantage in owning shares in a company with one or several controlling stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our Class A common stock. Furthermore, our directors and officers, as a group, have the ability to significantly influence or control the outcome of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Although our directors owe fiduciary duties to us and our shareholders, including the duties of loyalty, our directors that serve as directors, officers, partners or employees of companies that we do business with also owe fiduciary duties or other obligations to such other companies or to the investors in their funds. The duties owed to us could conflict with the duties such directors owe to these other companies or investors.

The conversion provisions and other terms of a $2,000,000 convertible note to an affiliated entity is dilutive to our stockholders and may adversely affect the market price of our Class A common stock.

In connection with the acquisition of Mimio by Boxlight Parent, we issued a $2,000,000 note payable to Mim Holdings, Inc., the former stockholder of Mimio. The note is convertible by the holder into shares of Class A common stock of Boxlight Parent at a per share conversion price equal to 55% of the initial offering price per share of BOXL common stock offered to the public under our proposed public offering. Accordingly, and assuming a $7.00 per share initial offering price of the shares offered in our public offering, the $2,000,000 Mim Holdings note would be convertible into an aggregate of 519,481 shares of our Class A common stock, based on a $3.85 per share conversion price. The note also contains a number of penalty provisions in the event we are late in delivering shares upon conversion of the note. Such penalty provisions provide that if we do not deliver conversion shares via DWAC or a certificate or certificates within three trading days of a conversion notice, we would be obligated to pay the holder of the note in cash, an amount per trading day for each trading day until such shares are delivered, together with interest on such amount at a rate of 10% per annum, accruing until such amount and any accrued interest thereon is paid in full, equal to (i) 1% of the aggregate principal amount of the note requested to be converted for the first 5 trading days after the Delivery Date and (ii) 2% of the aggregate principal amount of the Note requested to be converted for each Trading Day thereafter. In addition, the holder of the note would retain the right to pursue actual damages for our failure to deliver certificates representing shares of Common Stock upon conversion within the specified period. Mim Holdings is owned by the Marlborough Brothers Family Trust, a trust established for the benefit of members of the families of Adam Levin and Michael Pope. Mr. Pope is the President and a member of our board of directors.

If fully converted into our Class A common stock, the holder would own approximately 6.3% of our outstanding shares of Class A common stock calculated based on 8,278,751 shares outstanding after our initial pulic offering assuming we successfully issue 814,286 shares. In addition, the conversion and other terms of the $2,000,000 note will dilute the interests of purchasers of our Class A common stock in our initial public offering and may ultimately depress the future market price of our Class A common stock.

The market for shares traded in the over-the-counter market has experienced numerous frauds and abuses which could adversely impact investors in our stock.

Unless we are able to list our shares of Class A common stock on the Nasdaq Capital Market, the NYSE: Nynex Exchange or on the QTCQB or OTCQX exchanges of the OTC Markets Group, our Class A common stock would trade on the OTC pink sheets. Securities that trade on such exchange are frequent targets of fraud or market manipulation, both because of their generally low prices and because reporting requirements are less stringent than those of Nasdaq or other national stock exchanges.

Patterns of fraud and abuse include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

We have no intention of declaring dividends in the foreseeable future.

The decision to pay cash dividends on our Class A common stock rests with our board of directors and will depend on our earnings, unencumbered cash, capital requirements and financial condition. We do not anticipate declaring any dividends in the foreseeable future, as we intend to use any excess cash to fund our operations. Investors in our Class A common stock should not expect to receive dividend income on their investment, and investors will be dependent on the appreciation of our Class A common stock to earn a return on their investment.

If securities or industry analysts do not publish research or reports about us, or if they adversely change their recommendations regarding our Class A common stock, then our stock price and trading volume could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us, our industry and our market. If no analyst elects to cover us and publish research or reports about us, the market for our Class A common stock could be severely limited and our stock price could be adversely affected. In addition, if one or more analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts who elect to cover us adversely change their recommendations regarding our Class A common stock, our stock price could decline.

We will incur increased costs as a result of being a publicly-traded company.

As a company with publicly-traded securities, we will incur additional legal, accounting and other expenses. For example, the Sarbanes-Oxley Act of 2002 (or SOX), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as rules promulgated by the SEC and the national securities exchange on which our Class A Common Stock will be listed require us to adopt corporate governance practices applicable to U.S. public companies. These rules and regulations will increase our legal and financial compliance costs.

We may be exposed to risks relating to evaluations of controls required by Sarbanes-Oxley Act of 2002.

Pursuant to Sarbanes-Oxley Act of 2002, our management will be required to report on, and our independent registered public accounting firm may in the future be required to attest to, the effectiveness of our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies and our independent registered public accounting firm may not be able to certify the effectiveness of our internal controls over financial reporting. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

If our internal controls and accounting processes are insufficient, we may not detect in a timely manner misstatements that could occur in our financial statements in amounts that could be material.

As a public company, we will have to devote substantial efforts to the reporting obligations and internal controls required of a public company, which will result in substantial costs. A failure to properly meet these obligations could cause investors to lose confidence in us and have a negative impact on the market price of our shares. We expect to devote significant resources to the documentation, testing and continued improvement of our operational and financial systems for the foreseeable future. These improvements and efforts with respect to our accounting processes that we will need to continue to make may not be sufficient to ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required, new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations in the United States or result in misstatements in our financial statements in amounts that could be material. Insufficient internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares and may expose us to litigation risk.

As a public company, we will be required to document and test our internal control procedures to satisfy the requirements of Section 404 of Sarbanes-Oxley, which requires annual management assessments of the effectiveness of our internal control over financial reporting. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet our deadline for compliance with Section 404. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal control over financial reporting, then investors could lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

For as long as we are an “emerging growth company,” we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to some other public companies.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;

●	the last day of the fiscal year following the fifth anniversary of our initial public offering;

●	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or

●	the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws.

For so long as we remain an “emerging growth company”, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis);

●	submit certain executive compensation matters to shareholders advisory votes pursuant to the “say on frequency” and “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; and

●	include detailed compensation discussion and analysis in our filings under the Exchange Act and instead may provide a reduced level of disclosure concerning executive compensation.

In addition, the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period, which allows us to delay the adoption of new or revised accounting standards until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to public companies that comply with new or revised accounting standards.

Because of these exemptions, some investors may find our Class A common stock less attractive, which may result in a less active trading market for our Class A common stock, and our stock price may be more volatile.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 1045 Progress Circle, Lawrenceville, Georgia 30043, in a building of approximately 48,000 square feet, for which we pay approximately $20,000 of rent per month through March 2019. Our corporate headquarters house our administrative offices as well as distribution operations and assembly for the Boxlight brand.

We also maintain an office in Poulsbo, Washington, for sales, marketing, technical support and service staff.

ITEM 3. LEGAL PROCEEDINGS

On April 1, 2016, pursuant to a membership interest purchase agreement, Boxlight Parent acquired 100% of the membership interest in Mimio, from Mim Holdings, Inc., a Delaware corporation wholly-owned by a trust established for the benefit of members of the families of affiliates of VC2 Partners LLC, in exchange for a four percent $2,000,000 unsecured convertible promissory note due March 31, 2019 (the “Marlborough Note”), and the assumption of an original six percent $3,425,000 senior secured note of Mim Holdings due July 3, 2016 that was payable to Skyview, the former equity owner of Mimio (the “Skyview Note”). The Skyview Note was originally issued by Mim Holdings to Skyview on November 4, 2015 as payment for the acquisition of 100% of the membership equity of Mimio by Mim Holdings. On July 5, 2016, Skyview, Boxlight Parent and Mim Holdings entered into an amendment to the Skyview Note, effective as of June 30, 2016 and, on August 3, 2016, Boxlight Parent and Skyview entered into a second amendment to the original Mimio purchase agreement.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock will be listed on the NASDAQ Capital Market under the symbol “BOXL”.

Transfer Agent

The transfer agent of our Class A common stock is VStock Transfer, LLC.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this form. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” of the reports filed with the Securities and Exchange Commission.

We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this transition report.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

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

In addition, we have implemented a comprehensive plan to reach profitability for our business acquisitions. Highlights of this plan include:

●	Making immediate strides to integrate products of the acquisition companies and cross train our sales reps to increase their offerings. The combination of products and cross training has already resulted in increased sales. The synergy we have found between the products of Boxlight and Mimio are adding opportunities to resellers for both companies to increase their sales.

●	Proceeds from our initial public offering will allow us to add additional inventory on hand to fulfill currently existing orders.

●	Recently hired new sales reps with significant education technology sales experience in their respective territories and our current pipeline has reached a record high level.

●	We are seeing increased demand in the US market for technology sales and have the products and infrastructure in place to handle our expected growth.

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

Components of our Results of Operations and Financial Condition

Revenue

Our revenue is comprised of product revenue, software revenue, installation revenue and professional development revenue.

●	Product revenue. Product revenue is derived from the sale of our interactive projectors, flat panels, peripherals and accessories, along with other third party products, directly to our customers, as well as through our network of domestic and international distributors.

●	Installation and professional development. We receive revenue from installation and professional development that we outsource to third parties.

Cost of revenue

Our cost of revenue is comprised of the following:

●	third-party logistics costs;

●	costs to purchase components and finished goods directly;

●	inbound and outbound freight costs and duties;

●	costs associated with the repair of products under warranty; and

●	write-downs of inventory carrying value to adjust for excess and obsolete inventory and periodic physical inventory counts.

We outsource some of our warehouse operations and order fulfillment and purchase products from related and third parties. Our product costs will vary directly with volume and based on the costs of underlying product components as well as the prices we are able to negotiate with our contract manufacturers. Shipping costs fluctuate with volume as well as with the method of shipping chosen in order to meet customer demand. As a global company with suppliers centered in Asia and customers located worldwide, we have used, and may in the future use, air shipping to deliver our products directly to our customers. Air shipping is more costly than sea or ground shipping or other delivery options. We primarily use air shipping to meet the demand of our products during peak seasons and new product launches.

Gross profit and gross profit margin

Our gross profit and gross profit margin have been, and may in the future be, influenced by several factors including: product, channel and geographical revenue mix; changes in product costs related to the release of projector models; component, contract manufacturing and supplier pricing and foreign currency exchange. As we primarily procure our product components and manufacture our products in Asia, our suppliers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. Gross profit and gross profit margin may fluctuate over time based on the factors described above.

Operating expenses

We classify our operating expenses into two categories: research and development and general and administrative.

Research and development. Research and development expense consists primarily of personnel related costs, prototype and sample costs, design costs and global product certifications mostly for wireless certifications.

General and administrative. General and administrative expense consists of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, facilities, information technology, depreciation and amortization and other administrative expenses. We expect our general and administrative expense to increase in absolute dollars following the completion of our initial public offering due to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations and other costs associated with becoming a public company. General and administrative expense may fluctuate as a percentage of revenue, notably in the second and third quarters of our fiscal year when we have historically experienced our highest levels of revenue.

Other income (expense), net

Other income (expense), net consists of interest expense associated with our debt financing arrangements, interest income earned on our cash and foreign exchange transaction loss or gain. We do not utilize derivatives to hedge our foreign exchange risk, as we believe the risk to be immaterial to our results of operations.

Income tax expense

We are subject to income taxes in the United States and Mexico in which we do business. Mexico has statutory tax rate different from those in the United States. Additionally, certain of our international earnings are also taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Operating Results – Boxlight Corporation (Retrospectively adjusted for the acquisitions of Mimio and Genesis)

For the years ended December 31, 2016 and 2015

Revenues. Total revenues for the year ended December 31, 2016 was $20,371,826 as compared to $3,377,280 for the year ended December 31, 2015. Revenues consists of product revenue, software revenues, installation and professional development. The increase was mainly due to the inclusion of Mimio’s and Boxlight Group’s revenues of approximately $17 million for the year ended December 31, 2016. Boxlight Group’s and Mimio’s operating results were not included in the balances for the year ended December 31, 2015 until Mimio and the Company became under common control in November 2015. Boxlight Group was acquired by the Company on July 18, 2016.

Cost of Revenues. Cost of revenues for the year ended December 31, 2016 was $12,959,749 as compared to $2,276,993 for the year ended December 31, 2015. Cost of revenues consists primarily of product cost, freight expenses and inventory write-down. Cost of revenues increased because of the increase in revenues. Gross profit increased as Mimio’s products have higher gross margins.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2016 was $7,689,898 as compared to $2,942,061 for the year ended December 31, 2015. The increase mainly resulted from the inclusion of approximately $5 million of Mimio’s and Boxlight Group’s operating expenses.

Research and Development Expense. Research and development expense was $1,008,433 and $208,161 for the year ended December 31, 2016 and 2015, respectively. Research and development expense primarily consists of costs associated with Mimio’s development of proprietary technology. The increase was due to the inclusion of Mimio’s research and development expenses for the full year of 2016.

Other income (expense), net. Other expense for the year ended December 31, 2016 was $775,729 as compared to $209,179 for the year ended December 31, 2015. The Company amended a note payable agreement that resulted in $350,000 of additional interest expense in August, which resulted in a significant increase in interest expense for the year ended December 31, 2016. Additionally, the Company issued additional notes to acquire Mimio and Boxlight Group during 2016.

Net loss. Net loss was $2,061,983 and $2,259,114 for the year ended December 31, 2016 and 2015, respectively. The change was mainly attributable to the increase in gross margin for the year ended December 31, 2016.

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

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $456,502. We financed our operations and our capital expenditures during the year ended December 31, 2016 primarily through delaying payments on accounts payable and the issuances of common stock.

The Company must continue to raise funds and negotiate its debt, including the Skyview Note and the AHA Note that are currently in default, to continue to meet its liquidity requirements.

In addition to our cash and banking arrangements, we had accounts receivable of $2,943,954 on December 31, 2016. Our accounts receivable provides an additional source of liquidity as cash payments are collected from customers in the normal course of business. Our accounts receivable balance fluctuates throughout the year based on the seasonality of the business.

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

Revenue Recognition

Revenue is comprised of product sales and service revenue, net of sales returns, co-operative advertising credits, early payment discounts, and special incentive payments (SPIFF) paid to VAR sales reps. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

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

The Company generally provides 24 to 60 months warranty coverage on all of Mimio’s products. Mimio product’s standard warranty period is 24 months, which can be extended to 60 months upon the end user “registering” their device on-line. The Company’s warranty provides for repair or replacement of the associated products during the warranty period. The Company does not record warranty cost upon sale, and instead conducts a quarterly review of the warranty liability reserve, and based on historical cost-to-trailing- revenue history, will adjust up or down the warranty liability, with the offset to this adjustment posted to cost of revenue.

The Company generally provides 36 to 60 months warranty coverage on all of Boxlight Group’s products except when sold through a “Premier Education Partner” or sold to schools where the Company provides a 48 to 60 months warranty. Boxlight Group product’s’ warranty provides for repair or replacement of the associated products during the warranty period. The Company establishes a liability for estimated product warranty costs at the time product revenue is recognized, if the liability is expected to be material. The warranty obligation is affected by product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials, or other costs differ from the Company’s estimates, additional warranty liabilities could be required, which would reduce its gross profit.

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

Acquisition

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

Common control transactions

Business acquired from Vert Capital are accounted for as common control transactions whereby the net assets (liabilities) acquired (assumed) are combined with the Company’s at their carrying value. Any difference between carrying value and recognized consideration is treated as a capital transaction. Cash received from the acquired entities is presented as an investing activity in our consolidated statement of cash flows.

Impairment of Long-Lived Assets and Goodwill

Intangible assets, including customer relationships and the value of agreements not to compete arising from our various acquisitions are recorded at cost less accumulated amortization and are amortized using a method which reflects the period in which the economic benefit of the related intangible assets is utilized, which has been estimated to be three years. For intangible assets subject to amortization, impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible assets.

The intellectual property and customer relationships and associated contracts represent the most significant portion of the value of the purchase price for each of our acquisitions. Our largest acquisition holds intangible assets and has developed substantial technologies.

Goodwill consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired. We expect to record goodwill in connection with all of our acquisitions. With these acquisitions, goodwill will be evaluated for impairment using a two-step process that will be performed at least annually in October of each year, or whenever events or circumstances indicate that impairment may have occurred. The first step is a comparison of the fair value of an internal reporting unit with its carrying amount, including goodwill. We will integrate all acquired businesses with our core business and utilize a single technology platform, and have our chief operating decision maker, which is our Chief Executive Officer, monitor and review financial information at a consolidated level for assessing operating results and the allocation of resources. Therefore, we will have a single reporting unit. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not considered impaired and the second step is unnecessary.

If the carrying value of the reporting unit exceeds its fair value, a second test is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of the goodwill is greater than the implied value, an impairment loss is recognized for the difference. The implied value of goodwill is determined as of the test date by performing a purchase price allocation, as if the reporting unit had just been acquired, using currently estimated fair values of the individual assets and liabilities of the reporting unit, together with an estimate of the fair value of the reporting unit taken as a whole. The estimate of the fair value of the reporting unit is based upon information available regarding prices of similar groups of assets, or other valuation techniques including present value techniques based upon estimates of future cash flow.

Inventories

Inventories are stated at the lower of cost or net realizable value. Materials and spare parts inventory is primarily determined using the weighted average cost method. Finished goods is primarily determined using weighted average cost and specific identification method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories.

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

Income Taxes

We account for income taxes using the asset and liability method, as prescribed by ASC 740, income taxes, which recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We record net deferred tax assets to the extent that these assets will more likely than not be realized. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

Accounting for Stock-Based Compensation

We account for stock-based compensation to employees, including grants of employee stock options in accordance with ASC 718, “Stock Compensation,” which requires that share-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their grant date fair values. We will recognize stock-based compensation expense on a straight-line basis over the service period of the award.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is an “emerging growth company”, this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and internal control over financial reporting as of the end of the period covered by this Annual Report.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to lack of a functioning audit committee, insufficient personnel resources within the accounting function to segregate the duties and insufficient written policies procedures over accounting transaction processing and period end financial disclosure, resulting in ineffective oversight in the establishment and proper monitoring controls over accounting and financial reporting.

Notwithstanding the existence of the internal control deficiencies, management believes that the consolidated financial statements in this annual report on Form 10-K fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information concerning our directors, executive officers and other key members of our management team as of December 14, 2016:

Name	Age	Position(s)
James Mark Elliott	65	Chief Executive Officer and Director
Henry (“Hank”) Nance	44	Chief Operating Officer
Sheri Lofgren	59	Chief Financial Officer
Michael Pope	36	President and Director
Tiffany Kuo	27	Director
Rudolph F. Crew	65	Director
Robin D. Richards	60	Director

Set forth below is biographical information about each of the individuals named in the tables above:

James Mark Elliott. Mr. Elliott has served as our Chief Executive Officer and a director since September 18, 2014. From 2012 to date, he has also served as the President of Genesis. From 2005 through 2012, he was the President of Promethean, Inc., a manufacturer and distributor of whiteboards and interactive learning devices and led the team that grew Promethean in the Americas from $5 million in revenue to $250 million, with over 1,300,000 interactive whiteboards installed around the world. Throughout his career, Mr. Elliott has held senior executive roles, including president, senior vice president or director roles with Apple Computer, Lawson Software, E3 Corporation, PowerCerv Technologies, Tandem Computers, and Unisys/Burroughs. Mr. Elliott received a BBA in Economics from the University of North Georgia and a Master of Science degree in Industrial Management from Georgia Institute of Technology. Based on Mr. Elliott’s position as the chief executive officer of both the Company and Genesis, and his executive level experience in interactive learning devices and computer technology industries, our board of directors believes that Mr. Elliott has the appropriate set of skills to serve as a member of the board.

Henry (“Hank”) Nance Mr. Nance has been our Chief Operating Officer since September 18, 2014 and served as our President from September 18, 2014 until July 15, 2015. Mr. Nance began his career with the Boxlight Group in 1999 and has served as the Boxlight Group’s President since 2009. At the Boxlight Group, he developed the company’s first business-to-consumer division, generating over $12 million in sales within the first 24 months of inception. Shortly thereafter he took over product development, corporate relations, and negotiations for business-to-consumer and business-to-business products. Prior to Mr. Nance’s tenure at the Boxlight Group, he managed commercial and residential construction working in the San Juan Islands, Washington State and Northern California.

Sheri Lofgren. Ms. Lofgren has served as our Chief Financial Officer since September 18, 2014. Since July 2013 she has also served as CFO of Genesis. She was Chief Financial Officer at Logical Choice Technologies, Inc., a Company affiliate and a distributor of interactive whiteboards, from 2005 to 2013. Ms. Lofgren is a certified public accountant with extensive experience in financial accounting and management, operational improvement, budgeting and cost control, cash management and treasury, along with broad audit experience, internal control knowledge and internal and external reporting. She started her career with KPMG and then joined Tarica and Whittemore, an Atlanta based CPA firm, as an audit manager. Ms. Lofgren is a graduate of Georgia State University where she earned a B.A. in Business Administration – Accounting.

Michael Pope. Mr. Pope has served as our President since July 15, 2015 and has been a director of our Company since September 18, 2014. Mr. Pope served as Managing Director of Vert Capital Corp., a Los Angeles based merchant bank, and its affiliates from October 2011 to October 2016, managing portfolio holdings in education, consumer products and digital media. Prior to joining Vert Capital, from May 2008 to October 2011, Mr. Pope was Chief Financial Officer and Chief Operating Officer for the Taylor Family, managing family investment holdings in consumer products, professional services, real estate and education. Mr. Pope also held positions including senior SEC reporting at Omniture and Assurance Associate at Grant Thornton. Mr. Pope holds an active CPA license and serves on the boards of various organizations. Mr. Pope earned his undergraduate and graduate degrees in accounting from Brigham Young University with academic honors.

On March 29, 2016, Michael Pope was named, along with other current and former directors and officers of DS Healthcare Group, Inc., as a defendant in two substantially similar class actions in the United States District Court for the Southern District of Florida, entitled Shah v. DS Healthcare Group, Inc., et. al., Case No. 0:16-cv-60661-WPD and Walker v. DS Healthcare Group, Inc., et. al., Case No. 0:16-cv-60674-FAM (the “Actions”).  The Actions alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Actions were consolidated into a single case styled,  In re DS Healthcare Group Securities Litigation, Case No. 16-6-0661-CIV-DIMITROULEAS (the “Securities Action”).  The Securities Action alleges, among other things, that defendants issued false and misleading financial statements that overstated the revenues of DS Healthcare and failed to properly account for several equity transactions in two fiscal quarters ended June 30, 2015 and September 30, 2015.  Mr. Pope vehemently denies any liability for the matters alleged.  Mr. Pope served as head of the audit committee of the board of directors of DS Healthcare and was instrumental in initiating an internal investigation of the company that led to the board’s decision to remove the former chief executive officer of DS Healthcare (the “Former CEO”).   When the Former CEO regained voting control of the company, Mr. Pope and the other independent directors who participated in the investigation and removal were replaced as directors of DS Healthcare on March 31, 2016.

Rudolph F. Crew. Dr. Crew has been a director of our Company since April 1, 2015. Since August 2013, Dr. Crew has served as the president of Medgar Evers College. From July 2012 to July 2013, he was the chief education officer at Oregon Education Investment Board, overseeing the PK-16 system. From September 2011 to July 2012, Dr. Crew served as the president of K12 Division at Revolution Prep, a company that offers preparation courses for the SAT and ACT standardized achievement tests. Prior to that, from January 2009 to July 2013, he was a professor at USC Rossier School of Education, teaching graduate school courses. From January 2009 to September 2011, Dr. Crew also served as the president of Global Partnership Schools, an organization offers planning support services and collaborative programs to public schools and school districts. Dr. Crew received his bachelor’s degree in management from Babson College in 1972. He earned his master’s degree in urban education in 1973 and his degree of doctor of education in educational administration in 1978, both from University of Massachusetts. We believe that Dr. Crew’s in-depth knowledge and extensive experience in education field make him a valuable member of our board of directors.

Robin D. Richards. Mr. Richards has been a director of our Company since April 1, 2015. Since 2009, he has served as the chief executive officer at CareerArc LLC, a company that provides technology solutions to assist businesses’ recruitment and outplacement efforts. Mr. Richards received his bachelor’s degree in political science from Michigan State University in 1978.

Tiffany Kuo. Ms. Kuo has been a director of our Company since September 18, 2014. Ms. Kuo has been a General Management Consultant in Strategy and Operations for Deloitte Consulting, LLP in Houston, TX since August 2011. Ms. Kuo graduated from Rice University with a Bachelor of Science and Masters of Science in Electrical Engineering in 2011 and is currently in the Sloan Masters of Business Administration Program at The Massachusetts Institute of Technology. We believe that Ms. Kuo should serve as a member of our board of directors due to her experience in business strategy and operations at Deloitte Consulting, LLP.

Director Independence

At this time, Dr. Rudy Crew and Robin Richards are our independent directors.

Corporate Governance

In connection with this offering, we have been approved to list our shares of Class A common stock on the Nasdaq Capital Market, subject to notice of issuance. Under The Nasdaq Marketplace Rules we are required to comply with certain corporate governance standards at the time of listing, which include (i) having a majority of independent directors on our board; and (ii) establishing an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, and a compensation committee and nominating and governance committee comprised of independent directors. We have five members serving on our Board of Directors, of which two are independent directors. Under Nasdaq Marketplace Rule 5615(b)(1) a company listing in connection with its initial public offering is permitted to phase in its compliance with the independent committee requirements, the committee composition requirements and the majority independent board requirement. We intend to rely on the phase-in schedules set forth in Nasdaq Marketplace Rule 5615(b)(1).

The audit committee members shall consist of Dr. Crew, Mr. Richards and Mr. Pope. Dr. Crew and Mr. Richards are independent directors. The audit committee will assist the Board by overseeing the performance of the independent auditors and the quality and integrity of our internal accounting, auditing and financial reporting practices. The audit committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating the engagement of, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. Our board has determined that we have at least one “audit committee financial expert,” as defined by the rules and regulations of the SEC and that is Michael Pope.

The compensation committee members shall consist of Dr. Crew and Mr. Richards. Dr. Crew and Mr. Richards are independent directors. The compensation committee shall make recommendations to the Board concerning salaries and incentive compensation for our officers, including our principal executive officer, and employees and administers our stock option plans.

The nominating and corporate governance committee members shall be Dr. Crew and Mr. Richards. Dr. Crew and Mr. Richards are independent directors. The nominating and corporate governance committee shall assist the Board in identifying qualified individuals to become board members, in determining the composition of the Board and in monitoring the process to assess Board effectiveness.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Following this offering, a copy of the code will be made available on the Corporate Governance section of our website, which is located at www.boxlightcorp.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Employment Agreements

We entered into employment agreements with Mr. Elliott, Mr. Nance and Ms. Lofgren, the terms of which are set forth below.

James Mark Elliott

Effective as of September 18, 2014, we entered into an employment agreement with James Mark Elliott expiring December 31, 2017. Under the terms of his agreement Mr. Elliott will serve as our Chief Executive Officer reporting to our board of directors. During the term of his agreement, Mr. Elliott will receive a base salary of $120,000 per annum, plus such annual bonuses as the board of directors may, from time to time, determine, and certain fringe benefits. If, prior to the expiration date of his agreement, Mr. Elliott is terminated by us without “cause” (as defined in the employment agreement), terminates his agreement for “good reason” (as defined in the employment agreement), we must pay him twelve (12) month’s severance pay.

Mr. Elliott’s agreement contains confidentiality and non-competition and non-solicitation covenants that continue during and for two years following the expiration or termination of his employment agreement; provided, that such restrictive covenants expire immediately if Mr. Elliott terminates his employment agreement for “good reasons” or, in nine months if we elect to terminate his employment prior to the expiration of the term of the agreement without “cause”.

In addition, BOXL agreed to issue to Mr. Elliott options under our 2014 Stock Incentive Plan, entitling him to purchase a total of 331,841 shares of our Class B common stock at an exercise price of $0.13 per share. The options vest in quarterly installments over a three-year period commencing on December 31, 2014 and entitle Mr. Elliott to purchase the 331,841 option shares in 12 quarterly installments of 27,653 shares at the end of each calendar quarter, commencing December 31, 2014. To the extent vested options are not exercised at the end of any one or more such quarters, such options shall accumulate and option shares may be purchased in any one or more subsequent calendar quarters through the quarter ending December 31, 2017. All non-vested options terminate in the event Mr. Elliott’s employment is terminated for “cause” prior to the expiration of the term of his employment agreement or he voluntarily resigns his employment without “good reason”. If, prior to the expiration date of his agreement, Mr. Elliott is terminated by us without “cause”, all options immediately vest. Once the stock options have fully vested, they must be exercised and purchased by Mr. Elliott within 180 days.

Henry “Hank” Nance

Effective as of December 31, 2014, we entered into an employment agreement with Henry “Hank” Nance, expiring December 31, 2017, Under the terms of his agreement Mr. Nance will serve as our President and Chief Operating Officer reporting to our board of directors. During the term of his agreement and after we acquire Boxlight Group. Mr. Nance will receive a basic salary of $120,000 per annum, plus such annual bonuses as the board of directors may, from time to time, determine, along with certain fringe benefits. If, prior to the expiration of his agreement, Mr. Nance is terminated by us without “cause” (as defined in the employment agreement), we must pay him twelve (12) month’s severance pay.

Mr. Nance’s agreement contains confidentiality and non-competition and non-solicitation covenants that continue during and for two years following the expiration of his employment agreement; provided that such restrictive covenants expire immediately if we breach his employment agreement or, in nine months, if we elect to terminate his employment prior to the expiration of the term of the agreement for reasons other than cause (as defined in the employment agreement).

In addition, BOXL has agreed to grant to Mr. Nance such number of options as shall equal the difference between (i) three (3%) of the fully diluted common stock of the corporation immediately prior to the IPO effective date less (ii) the sum of all shares of corporation EDI common stock issued or issuable to the executive and/or his spouse in connection with his and/or her employment and activities on behalf of and its subsidiaries.

Sheri Lofgren

Effective as of November 1, 2016, we entered into an amended employment agreement with Sheri Lofgren expiring December 31, 2017. Under the terms of her agreement Ms. Lofgren will serve as our Chief Financial Officer reporting to our President and Chief Executive Officer. During the term of her agreement, Ms. Lofgren receives a base salary of $180,000 per annum, and will receive a $35,000 bonus on the effective date of the Company’s initial offering. If we elect to terminate Ms. Lofgren’s employment prior to the expiration of the term of the agreement, we must pay her twelve (12) month’s severance pay.

Ms. Lofgren’s agreement contains confidentiality and non-competition and non-solicitation covenants that continue during and for two years following the expiration of her employment agreement; provided, that such restrictive covenants expire immediately if we breach her employment agreement or, in nine months, if we elect to terminate her employment prior to the expiration of the term of the agreement for reasons other than for cause (as defined in the employment agreement).

In addition, BOXL agreed to issue to Ms. Lofgren stock options under our 2014 Stock Incentive Plan, entitling her to purchase a total of 291,402 shares of our Class B common stock. Additional shares will be granted as shall be equal to the difference between the options previously issued and three percent of our “Fully Diluted Common Stock” immediately prior to the date of the effective of the Company’s initial offering. Fifty percent of unvested options will vest on November 1, 2016 and all remaining options will vest on March 31, 2017. Vested options may be purchased at any calendar quarter throughout the quarter ending December 31, 2017. All non-vested options terminate in the event Ms. Lofgren’s employment is terminated for cause prior to the expiration of the term of her employment agreement or she voluntarily resigns her employment without good reason (as defined in the employment agreement). If, prior to the expiration date of her agreement, Ms. Lofgren is terminated by us without cause, terminates her agreement for “good reason” (as defined), dies or becomes permanently disabled, all options immediately vest, but must be exercised by her or her estate within 180 days from the date of termination of employment. Once the stock options have fully vested they must be exercised and exercise price paid within 180 days.

Director Compensation

We reimburse all members of our board of directors for their direct out of pocket expenses incurred in attending meetings of our board. We have entered into agreements with Dr. Crew and Mr. Richards relating to their compensation, the terms of which are set forth below:

Rudolph F. Crew

Dr. Crew receives an annual fee of $50,000, payable monthly, commenced on March 26, 2016. In addition, two business days prior to the effective date of this registration statement, Dr. Crew is entitled to purchase, at the par value, 48,127 shares of the BOXL’s common stock, representing 0.5% of the number of fully diluted shares of common stock after giving effect to the acquisitions of the Boxlight Group and Genesis and including the initial public offering. After this initial public offering, if BOXL files a registration statement registering for resale shares held by its officers or directors, Dr. Crew may request BOXL to include his shares in such registration statement.

Dr. Crew will not be permitted to sell any of his shares for the six months immediately following the consummation of the initial public offering and thereafter, not more than 50% of his shares between the seventh month and 12th month after the consummation of the initial public offering, and not more than 50% of the remaining shares between the 12th month and 18th months after the consummation of the initial public offering.

Robin D. Richards

Two business days prior to the effective date of this registration statement, Mr. Richards is entitled to purchase, at the par value, 120,972 shares of BOXL’s common stock, representing 1.25% of the number of fully diluted shares of common stock after giving effect to the acquisitions of the Boxlight Group and Genesis and including the initial public offering. After this initial public offering, if BOXL files a registration statement registering for resale shares held by its officers or directors, Dr. Crew and Mr. Richards may request BOXL to include their shares in such registration statement.

Mr. Richards will not be permitted to sell any of his shares for the six months immediately following the consummation of the initial public offering and thereafter, not more than 50% of his shares between the seventh month and 12th month after the consummation of the initial public offering, and not more than 50% of the remaining shares between the 12th month and 18th months after the consummation of the initial public offering.

The information required by this item will be included under the caption “Directors, Executive Officers, and Corporate Governance” in our Proxy Statement for 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 (2017 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement and is incorporated herein by reference.

Committees of Board of Directors

We currently do not have separately standing committees due to our limited size and our Board performs the functions that would otherwise be performed by each committee.

Term of Office

Our directors hold office until their deaths, resignation or removal.

Potential Conflicts of Interest

We are not aware of any conflicts of interest with our directors or officers.

Director Independence

Our independent Board members are Dr. Rudolph Crew and Robin Richards.

Section 16(a) Beneficial Ownership Compliance

As of December 31, 2016, we are not subject to Section 16(a), Beneficial Ownership Compliance.

Significant Employees

We do not have any significant employees other than our current executive officers and directors named in this Report.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding the total compensation received by, or earned by, our Chief Executive Officer, our President and Chief Operating Officer and our Chief Financial Officer (collective, the “named executive officers”) during the years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Option Awards ($)		Total ($)
James Mark Elliott, Chief Executive Officer	2015	60,000	-	(2)	60,000
James Mark Elliott, Chief Executive Officer	2016	125,000	-	(2)	125,000
Michael Pope, President	2015	-	-		-
Michael Pope, President	2016	23,885	-		23,885
Henry (“Hank”) Nance, Chief Operating Officer	2015	-	-		-
Henry (“Hank”) Nance, Chief Operating Officer (1)	2016	130,545	-		130,545
Sheri Lofgren, Chief Financial Officer	2015	60,000	-	(3)	60,000
Sheri Lofgren, Chief Financial Officer	2016	170,000	484,235	(3)	654,235

Outstanding Equity Awards at December 31, 2016

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2016. All share amounts and exercise prices in the following table reflects stock splits after grant date.

	Option Awards
Name	Grant Date	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James Mark Elliott	September 18, 2014 (2)	248,880	82,961	$0.13	September 18, 2024
Sheri Lofgren	September 18, 2014 and amended at November 1, 2016 (3)	267,119	24,283	$0.0001	September 18, 2024

(1)	Includes compensation paid to Henry Nance by Boxlight Inc. prior to the acquisition of the company by Boxlight Corp.

(2) On September 18, 2014, the Company granted 331,841 options to Mark Elliott Chief Executive Officer, with an exercise price of $0.13 per share, a term of 10 years and vesting over a 3-year period. The options have a fair value of $1 at grant date using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.09% (2) expected life of 5.75 years, (3) expected volatility of 69%, and (4) zero expected dividends. During the years ended December 31, 2016 and 2015, the Company recorded $0 stock compensation expense.

(3) On September 18, 2014, the Company granted 291,402 options to Sheri Lofgren, Chief Financial Officer, with an exercise price of $0.13 per share, a term of 10 years and vesting over a 3-year period. The options have a fair value of $1 at grant date using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.09% (2) expected life of 5.75 years, (3) expected volatility of 69%, and (4) zero expected dividends.

On November 1, 2016, the Company entered into an amended employment agreement with its Chief Financial Officer, which amended the exercise price of the 291,402 options granted from $0.13 to $0.0001 per share. The options vesting term was changed to (i) 50% of the remaining unvested options shall vest immediately following the agreement, (ii) all remaining unvested options shall vest on March 31, 2017. Pursuant to the amendment of employment agreement, the fair value of options granted was changed to approximately $484,000 using the Black-Scholes option-pricing model. See Note 17 – Stock-Based Compensation in the audited financial statements for additional information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2016, certain information with respect to the beneficial ownership of our Class A common stock, by each beneficial owner of more than 5% of the Company’s Class A common stock, each director and each named executive officer and all directors and executive officers of the Company as a group, except as qualified by the information set forth in the notes to this table. As of December 31, 2016, 4,621,687 shares of our Class A common stock were issued and outstanding. The table below assumes we will issue 342,857 offering shares, convert the skyview note to 185,714 shares and convert 150,000 shares of accounts payable for our minimum raise of our Class A common stock in our initial public offering. Our maximum raise percentages assumes we will issue 814,286 offering shares, convert the skyview note to 185,714 shares and convert 150,000 shares of accounts payable of our Class A common stock. However, the skyview issuance is contingent upon the settlement being approved.

The column entitled “Percentage of Shares Beneficially Owned — Before Offering” is based on a total of 4,621,687 shares of our Class A common stock outstanding on December 31, 2016. The columns entitled “Percentage of Shares Beneficially Owned — After Offering” also include (i) the automatic conversion of 1,000,000 Series B Preferred Stock into 370,040 shares of Class A common stock; and 270,000 Series C Preferred Stock into 1,903,586 shares of Class A common stock, (ii) the issuance of 152,286 EDI transaction bonus shares, and (iii) 342,857 shares of common stock outstanding after completion of our initial public offering assuming the closing of the Minimum Offering Amount, or 814,286 shares of common stock outstanding after completion of our initial public offering, assuming the closing of the Maximum Offering Amount.

Unless otherwise noted, the address for each director and executive officer is c/o Boxlight Corporation, 1045 Progress Circle, Lawrenceville, Georgia 30043.

	Before Offering			After Offering
Name of Beneficial Owner	Number		Percent	Number		Maximum Raise Percent	Minimum Raise Percent
Named Executive Officers
James Mark Elliott	322,147	(1)	6.18%	414,657	(1)	4.63%	4.89%
Henry(“Hank”) Nance	-		-	89,247	(2)	1.00%	1.05%
Sheri Lofgren	267,119	(3)	5.13%	267,119	(3)	2.98%	3.15%
Michael Pope	199,203	(4)	3.82%	199,203	(4)	2.22%	2.35%
Directors
Tiffany Kuo	-0-		-	-0-
Rudolph F. Crew	-0-		-	48,127	(6)	.54%	.57%
Robin D. Richards	-0-		-	120,972	(7)	1.35%	1.43%
All Directors and Executive Officers as a Group(7 persons)	788,469		15.13%	1,139,325		12.72%	13.43%
Beneficial Owners of 5% or More of Our Outstanding Common Stock
Everest Display, Inc.	-		-	2,055,872	(5)	22.95%	24.23%
K Laser	178,572		3.43%	178,572	(13)	1.99%	2.10%
Sugar House Trust	637,450	(8)	12.23%	637,450	(8)	7.12%	7.51%
AEL Irrevocable Trust	1,912,351	(9)	36.70%	1,912,351	(9)	21.35%	22.54%
CAELLM Ventures, LLC	239,044	(10)	4.59%	239,044	(10)	2.67%	2.82%
Gross Family Trust II	318,275	(11)	6.12%	318,275	(11)	3.56%	3.76%
Westbourne Holdings Ltd.	358,566	(12)	6.88%	358,566	(12)	4.00%	4.23%
Mim Holdings, Inc.	519,481	(14)	9.97%	519,481	(14)	5.80%	6.12%
Dynamic Capital, LLC	597,610	(15)	11.47%	597,610	(15)	6.67%	7.04%

(1) Represents 75% of 331,841 shares subject to a stock option granted to Mr. Elliott which have vested as of December 31, 2016. Upon completion of our initial public offering, Mr. Elliott will receive an additional 92,510 shares of our Class A common stock representing 25% of the shares to be issued to the former members of Genesis upon automatic conversion of BOXL’s Series B convertible preferred stock. In addition, Mr. Elliott converted accounts payable due from Genesis into 73,266 shares of common stock.

(2) Upon completion of our initial public offering, Mr. Nance will receive 89,247 shares of our Class A common stock representing his pro-rata portion of the 2,055,872 shares to be issued to the former stockholders of Boxlight upon automatic conversion of BOXL’s Series C convertible preferred stock. In addition, stock options to purchase 120,020 shares will be granted to Mr. Nance under our 2014 Stock Incentive Plan. These options will commence vesting at the first quarter end subsequent to the acquisition of Boxlight Group. Mr. Nance will also receive 81,573 stock options to be issued from the EDI stock option pool.

(3) Represents 91.67% of 291,402 shares subject to a stock option granted to Ms. Lofgren which have vested as of December 31, 2016.

(4) Consists of 199,203 shares issuable upon exercise of a warrant issued to an entity associated with Mr. Pope in October 2016. Does not include 519,481 shares issuable upon conversion of a $2,000,000 note held by Mim Holdings, LLC, or 637,450 shares held by Sugar House Trust. Mim Holdings is a limited liability company owned by the Marlborough Brothers Family Trust, a trust established for the benefit of members of the families of Michael Pope and Adam Levin. Sugar House Trust is a trust established for the benefit of the family of Michael Pope. Mr. Pope does not have voting or dispositive power and authority of the shares that are issuable to Mim Holdings or beneficially owned by Sugar House Trust and disclaims any voting or dispositive power with respect to those shares.

(5) Represents 2,055,872 shares of Class A common stock issuable upon the automatic conversion of our Series C preferred stock issued to EDI, or its wholly owned subsidiary, in connection with our July 2016 acquisition of the Boxlight Group. K Laser is the majority stockholder of EDI. Mr. Alex Kuo is the majority stockholder of K Laser and holds the power to vote and dispose of our shares issued and issuable to EDI. Such 2,055,872 shares do not include (a) 178,572 shares of Class A common stock that K Laser purchased at $5.60 per share in the September 2016 private placement, and (b) an additional 142,857 shares of Class A common stock that Alex Kuo, K Laser or other affiliates or business associates of Mr. Kuo may elect to purchase at a price of $7.00 per share in our initial public offering.

(6) Includes 48,127 shares of common stock that Dr. Crew is entitled to purchase at the par value immediately prior to the consummation of our initial public offering.

(7) Includes 120,972 shares of common stock that Mr. Richards is entitled to purchase at the par value immediately prior to the consummation of our initial public offering.

(8) Mr. Lane, 26716 Via Colina, Stevanson Ranch, CA 91381 is trustee of Sugar House Trust, established for the benefit of the family of Michael Pope, our President and a Director. Mr. Lane has sole investment and voting power with respect to the shares.

(9) Mr. Edwin Hur, 11441 Beach St., Cerritos, CA 90703 is trustee of AEL Irrevocable Trust, established for the benefit of the family of Adam Levin. Mr. Hur has sole investment and voting power with respect to the shares.

(10) Kenneth Rosenblum, managing member, has sole beneficial ownership of the shares. His address is 7730 Village Trail Drive, Dallas, TX 75254.

(11) Lori Abramowitz, trustee, has sole beneficial ownership of the shares. Her address is 16659 Ashley Oaks, Encino, CA 91436. Ms. Abramowitz is the mother of Adam Levin, who disclaims beneficial ownership of these shares.

(12) Seymour Silverstein 5348 Topanga Canyon Blvd # 206, Woodland Hills, CA has beneficial ownership of the shares.

(13) Does not include up to an additional 142,857 shares of Class A common stock that K Laser may elect, in the exercise of its sole discretion, to purchase in our initial public offering.

(14) Consists of shares issuable upon conversion of a $2,000,000 note convertible at an estimated conversion price of $3.85 per share, or 55% of the offering price of the shares offered in the Company’s initial offering. Such conversion price is subject to adjustment based on the future trading price of Boxlight Parent’s Class A common stock. Mim Holdings is a corporation owned by the Marlborough Brothers Family Trust, a trust established for the benefit of members of the families of Michael Pope and Adam Levin. Messrs. Pope and Levin disclaim any voting or dispositive power with respect to the shares issuable to Mim Holdings.

(15) Consists of 597,610 shares issuable upon exercise of a warrant issued to Dynamic Capital, LLC in October, 2016. Dynamic Capital is owned by the AEL Irrevocable Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On September 30, 2014, the Company entered into a line of credit agreement with Vert Capital, formerly the Company’s principal stockholder. The line of credit allowed the Company to borrow up to $500,000 for public offering expenses. On March 31, 2016, we amended the line of credit to increase it to $900,000. The funds accrue interest at 10% per annum. The interest rate decreased to 5.75% pursuant to the amendment to purchase agreement with EDI entered in September 2016. Interest on any advanced funds is accrued monthly and all outstanding principal and accrued interest are due in full from the proceeds of our initial public offering, after retirement of approximately $3,000,000 of obligations owed to Skyview and EDI. See “use of Proceeds”. As of December 31, 2016, there is an outstanding balance of $822,550 of principal plus $115,319 of accrued interest payable to Vert Capital under the Line of credit, and no principal or interest payments have been made against this line.

On May 21, 2014, the Company entered into a line of credit agreement with Logical Choice Corporation-Delaware (“LCC-Delaware”), former sole member of Genesis and a company wholly owned by Vert Capital. The line of credit allows the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed will accrue interest at 10% per annum. Interest accrued on any advanced funds is due monthly and the outstanding principal and any accrued interest are due in full on May 21, 2015. In May 2016, the maturity date was extended to May 21, 2017. The assets of Genesis have been pledged as a security interest against any advances on the line of credit. As of December 31, 2016, outstanding principal and accrued interest under this agreement was $54,000 and $10,516, respectively.

On September 30, 2014, the Company entered into a line of credit agreement for a 3-year term with LCC - Delaware. The line of credit allows the Company to borrow up to $500,000 to use for IPO expenses. The funds, when borrowed, will accrue interest at 10% per annum. Interest on advanced funds is accrued monthly and all outstanding principal and accrued interest are due on demand. Pursuant to an amendment to the purchase agreement with EDI entered in September 2016, LCC - Delaware forgave the payable of $185,129 and interest of $37,241 owed by the Company.

Effective as of October 31, 2013, a Delaware subsidiary of Vert Capital acquired 100% of the membership interests of Genesis from its four members in consideration for 1,000,000 shares of Series A preferred stock of such Delaware subsidiary, which it distributed to Vert effective September 30, 2014. In January 2015, Vert Capital, its Delaware subsidiary and the four former members of Genesis entered into an agreement, effective as of September 30, 2014 pursuant to which the parties agreed that, Vert would contribute 100% of the membership interests of Genesis to BOXL. On May 12, 2016, all of the Genesis membership interests were contributed to BOXL. Other than one share of common stock of the Delaware subsidiary retained by Vert Capital, each of Vert Capital and the four former members of Genesis will return to treasury all of their equity in the Delaware corporation, and the four former members of Genesis received 1,000,000 shares of BOXL Series B Preferred Stock which shall be automatically converted immediately following completion of our initial public offering into 370,040 shares of our Class A common stock, or such other number of shares as shall represent not less than 4.0% of our fully diluted common stock as defined in the purchase agreement.

On November 7, 2014, we issued to Vert Capital and a consultant five year warrants to purchase 796,813 and 23,904, respectively, shares of our Class A common stock, at an exercise price, equal to 110% of the initial per share offering price of the shares being sold under the Company’s initial public offering. Among other provisions, such warrants contain “cashless” exercise rights and prohibit the holder from selling any of the shares issuable upon exercise of such warrants for a period of not less than nine months from the date of issuance. Effective as of October 12, 2016, and as a result of Adam Levin and Michael Pope no longer working at Vert Capital, Boxlight Parent cancelled the remaining balance of the Vert Capital warrants and reissued 597,610 and 199,203 of such warrants to entities associated with Adam Levin and to Michael Pope, respectively.

Vert Capital and its affiliates are engaged in the business of investing in and acquiring controlling or other significant equity interests in a variety of companies and have acquired and may seek to acquire additional businesses that compete with the businesses engaged in by us and our subsidiaries, including Boxlight, Mimio and Genesis. On May 1, 2015, we entered into an agreement with Vert Capital providing that, subject to completion of our initial public offering and thereafter, for so long as Vert Capital or its affiliates remain a majority stockholder of the Company or has the ability to nominate and elect a majority of the members of our board of directors, they will offer to our board of directors the opportunity to acquire the securities or assets of all the companies sourced by Vert Capital or its affiliates that are engaged in the business of providing technology or related products and services to the education and learning industry. In the event such corporate opportunities become available to us, our independent directors will, by majority vote, elect to pursue or not to pursue such opportunity.

On July 15, 2015, BOXL executed an agreement with VC2 Advisors LLC, a Delaware limited liability company, in which Michael Pope, our President and Director, is a managing member. VC2 is owned by Sugar House Trust and AEL Irrevocable Trust, trusts for the benefit of the families of Michael Pope and Adam Levin, respectively. VC2 may be deemed to be an affiliate of Vert Capital. The effective date of this agreement is the date of the consummation of our initial public offering (the “Effective Date”). Pursuant to the agreement, VC2 shall perform consulting services for BOXL relating to, among other things, sourcing and analyzing strategic acquisitions and introductions to various financing sources. VC2 shall receive an annual management fee payable in cash equal to 1.5% of total consolidated revenues at the end of each fiscal year ended December 31, 2016, 2017 and 2018, payable in monthly installments, commencing as of the Effective Date. The annual fee is subject to a cap in the amount of $1,000,000 in each of 2016, 2017 and 2018. At its option, VC2 may also defer payment until the end of each year, payable as an option to purchase shares of Class A common stock of BOXL, at a price per share equal to 100% of the closing price of BOXL’s Class A common stock as traded on Nasdaq or any other national securities exchange as of December 31 of such year in question. Effective as of October 12, 2016, and as a result of Adam Levin and Michael Pope no longer working at VC2, our board of directors and VC2 cancelled the consulting agreement with VC2 and entered into new consulting agreements on identical terms with other entities which now employ Michael Pope and Adam Levin.

On July 18, 2016, Boxlight Holdings, Inc., a newly formed Delaware subsidiary of Boxlight Parent, consummated the acquisition of the Boxlight Group under a share purchase agreement, dated May 10, 2016, with Everest Display, Inc., a Taiwan corporation (“EDI”) and its subsidiary, Guang Feng International Ltd. (“Guang Feng”) subsidiary, the former shareholder of the Boxlight Group. K Laser Technology, Ltd., a Taiwan corporation (“K Laser”) is the majority shareholder of EDI and one of our major shareholders. Under the terms of the share purchase agreement, we issued EDI 270,000 shares of our Series C Preferred Stock, that has a stated or liquidation value of $20.00 per share. Upon completion of our initial public offering, the Series C Preferred Stock shall automatically, and without any further action on the part of the holders or Boxlight Parent, convert into shares of our Class A common stock. Such newly converted shares of Class A common stock, (including certain bonus shares of Class A common stock representing 8% of the shares issuable upon conversion of the Series C Preferred Stock) to be issued to EDI or its subsidiaries, will total 2,055,872 shares of our Class A common stock, representing approximately 22.22% of our fully-diluted common stock as defined in the purchase agreement. Hank Nance, our Chief Operating Officer and the President of the Boxlight Group, will receive 89,247 of these shares. Under the terms of the share purchase agreement, the term “fully-diluted common stock” excludes shares of our Class A common stock sold in our initial public offering, shares issued in the private placements consummated from September to November 2016 and shares issued to settle outstanding liabilities in October 2016.

Under the terms of the EDI share purchase agreement, as amended on September 28, 2016, the parties agreed that the Boxlight Group and Boxlight Parent will settle and pay approximately $5.75 million of accrued accounts payable currently owed to EDI, in the manner set forth below.

●	$1,000,000 was paid at the closing of the Boxlight Group acquisition out of the net proceeds of the Hitachi financing;

●	An additional $1,500,000 of the $5.75 million owed to EDI was to be paid by the Boxlight Group and Mimio in six monthly installments of $250,000 each, commencing 30 days after the initial $1,000,000 payment referred to above. However, we and EDI agreed that the “net proceeds” Boxlight Parent may receive from the sale of shares of Class A common stock offered in our initial public offering shall be applied, first to prepay the $1,460,508 principal balance due under Skyview Note, and second to prepay the balance of the $1,500,000 installment obligation owed to EDI referred to above. We agreed with EDI that “Net Proceeds” means professional fees estimated at approximately $300,000, plus any commissions or underwriting fees that may be payable by Boxlight Parent to brokers, placement agents or underwriters who assist us in selling the shares of Class A Common Stock in our initial public offering.

●	$2,000,000 of the unpaid balance of our account payable is evidenced by a 4% non-negotiable convertible promissory note of Boxlight Parent payable to EDI, together with accrued interest, on March 31, 2019 (the “EDI Note”). Following completion of our initial public offering, the EDI Note is convertible to shares of our Class A common stock at a conversion price equal to 80% of the initial per share offering price of the Class A common stock offered under the Company’s initial public offering ($5.60 or 80% of $7.00 assumed offering price per share). Under the terms of the EDI Note, we have the option, in lieu of issuing our Class A common stock to prepay, within 72 hours of the first conversion notice, the entire unpaid principal amount of the EDI Note plus accrued interest thereon. The EDI Note has full-ratchet anti-dilution protection and is pre-payable at the Company’s election during the first 180 days after issuance at premiums of 25% to 45%. Under various circumstances, including a change in control of the Company or a default on the EDI Note, at the holder’s option, the Company must prepay the EDI Note with a 50% premium.

On May 5, 2016, pursuant to a membership interest purchase agreement, dated as of April 1, 2016, Boxlight Parent acquired 100% of the membership interest in Mimio, from Mim Holdings, LLC., a Delaware limited liability company wholly-owned by the Marlborough Brothers Trust, a trust established for the benefit of members of the families of affiliates of VC2 Partners LLC, in exchange for a 4% $2,000,000 unsecured convertible promissory note due March 31, 2019, and the assumption of a 6% $3,425,000 senior secured note of Mim Holdings that was due July 3, 2016 and was payable to Skyview Capital, LLC, (“Skyview”), the former equity owner of Mimio (the “Skyview Note”). For purposes of the purchase agreement, the sale to Boxlight Parent, was deemed to have been consummated as of April 1, 2016.

The Skyview Note was issued by Mim Holdings to Skyview on November 4, 2015 as payment for the acquisition of 100% of the membership equity of Mimio. Skyview Note is guaranteed and secured by a lien and security interest on all of the assets of Mimio. Prior to the sale of Mimio to Boxlight Parent, VC2 Partners LLC (the former owner of Mim Holdings) assigned its equity in Mim Holdings to the Marlborough Brothers Family Trust (the “Marlborough Trust”). Affiliates of VC2 Partners, including Michael Pope, our President and member of the board of directors of Boxlight Parent, and members of their families, are beneficiaries of the Marlborough Trust and other trusts who are principal stockholders of Boxlight Parent. See “Principal Stockholders”.

In connection with the acquisition of Mimio by Boxlight Parent, in May 2016 we issued a $2,000,000 note payable to Mim Holdings, Inc., the former stockholder of Mimio. The note is convertible by the holder into shares of Class A common stock of Boxlight Parent at a per share conversion price equal to 55% of the initial offering price per share of BOXL common stock offered to the public under the registration statement. Accordingly, at $7.00 per share offering price of the shares offered in our initial public offering, the $2,000,000 Marlborough Note would be convertible into an aggregate of 519,481 shares of our Class A common stock, based on a $3.85 per share conversion price. The note has full-ratchet anti-dilution protection and is pre-payable at the Company’s election during the first 180 days after issuance at premiums of 25% to 45%. Under various circumstances, including a change in control of the Company or a default on the note, at the holder’s option, the Company must prepay the note with a 50% premium.

Mim Holdings is wholly-owned by the Marlborough Brothers Family Trust, a trust established for the benefit of members of the families of Adam Levin and Michael Pope. Mr. Pope is the President and a member of our board of directors.

On September 28, 2016, we sold to K Laser, the principal stockholder of EDI, an aggregate of 178,572 shares of our Class A common stock at a purchase price of $5.60 per share and received net proceeds of $1,000,003. The per share sales price is intended to be 80% of the initial price per share of Class A common stock offered to the public. Accordingly, the 178,572 shares of Class A common stock are subject to increase in the event that the initial offering price of the shares offered is less than $7.00. The private placement was conducted through the efforts of our management and with the assistance of K Laser and its affiliates. No commissions or other compensation was paid in connection with such private placement. The $1,000,003 of net proceeds of such private placement was used together with advances from Crestmark under the above line of credit to retire outstanding indebtedness to Hitachi and pay the $2,500,000 installment due under Skyview Note.

In October 2016, the Company issued 73,266 shares to Mark Elliott, the Company’s CEO, at $1.055 per share to settle accounts payable of $77,268.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2016 and 2015, respectively, rendered by GBH, CPA’s.

	Fiscal year ended December 31,
	2016	2015
Audit fees [1]	$277,987	$115,700
Audit-related fees [2]	-	-
Tax fees [3]	-	-
Total fees	$277,987	$115,700

1.	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

2.	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

3.	Tax fees include the preparation of federal tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings, and developments.

Audit Committee Pre-Approval Policies

As of December 31, 2016, the Board did not have a separate audit committee. In early 2017, the The Audit Committee was established and will be putting pre-approval policies in place to pre-approve fees for each category of service.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933 the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Lawrenceville, of the State of Georgia, on this 10 day of October, 2017.

BOXLIGHT CORPORATION

By:	/s/ JAMES MARK ELLIOTT
James Mark Elliott
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES MARK ELLIOTT	Chief Executive Officer and Chairman	October 10, 2017
James Mark Elliott	(Principal Executive Officer)

/S/ Henry (“Hank”) Nance	Chief Operating Officer	October 10, 2017
Henry (“Hank”) Nance

/s/ SHERI LOFGREN	Chief Financial Officer	October 10, 2017
Sheri Lofgren	(Principal Financial and Accounting Officer)

/s/ MICHAEL POPE	President and Director	October 10, 2017
Michael Pope

*	Director	October 10, 2017
Tiffany Kuo

*	Director	October 10, 2017
Robin Richards

*	Director	October 10, 2017
Dr. Rudolph Crew

*/s/ JAMES MARK ELLIOTT
James Mark Elliott
Authorized Signatory

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Boxlight Corporation

(formerly known as Logical Choice Corporation)

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Boxlight Corporation as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each the years then ended. Boxlight Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated balance sheets of Boxlight Corporation as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Boxlight Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, Boxlight Corporation has suffered recurring losses from operations, has a net capital deficit and is in default on the payment of certain debt obligation. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We previously audited and reported on the consolidated balance sheet of Boxlight Corporation as of December 31, 2015 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and on the statement of financial position of Genesis Collaboration, LLC as of December 31, 2015 and the related statements of operations, changes in members’ deficit and cash flows for the year then ended prior to their restatement for the 2015 reorganization of entities under common control. The contribution of Boxlight Corporation and Genesis Collaboration, LLC to total assets as of December 31, 2015, and for revenues and net loss for the year then ended represented 9%, 45% and 81% of the respective restated totals. Separate financial statements of Mimio LLC included in the restated consolidated balance sheet as of December 31, 2015 and in the related statement of operations and cash flows for the two months ended December 31, 2015 were audited and reported on separately by other auditors. We audited the combination of the accompanying consolidated balance sheet as of December 31, 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year then ended, after restatement for the reorganization of entities under common control, which is similar to a pooling of interests and, in our opinion, such consolidated statements have been properly combined on the basis described in Note 3 of notes to consolidated financial statements.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 27, 2017

Boxlight Corporation

(formerly known as Logical Choice Corporation)

Consolidated Balance Sheets

As of December 31, 2016 and December 31, 2015

	December 31, 2016	December 31, 2015*
ASSETS
Current asset:
Cash and cash equivalents	$456,502	$994,103
Accounts receivable – trade, net of allowances	2,943,954	1,131,648
Inventories, net of reserve	4,164,116	3,549,778
Prepaid expenses and other current assets	447,036	327,447
Total current assets	8,011,608	6,002,976

Property and equipment, net of accumulated depreciation	60,040	-
Intangible assets, net of accumulated amortization	6,833,477	179,722
Goodwill	4,181,991	44,931
Other assets	33,262	10,507
Total assets	$19,120,378	$6,238,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,453,893	$4,554,233
Accounts payable and accrued expenses – related parties	3,754,050	616,836
Short-term debt	2,791,582	97,393
Short-term debt – related parties	876,550	822,679
Convertible notes payable – related parties	50,000	95,000
Deferred revenues – short-term	495,603	-
Other short-term liabilities	251,537	10,688
Total current liabilities	12,673,215	6,196,829

Long-term convertible note payable – related parties	4,060,785	-
Deferred revenues – long-term	272,123	-

Total liabilities	17,006,123	6,196,829

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 1,270,000 and 0 shares issued and outstanding, respectively	127	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 4,621,687 and 4,183,030 Class A shares issued and outstanding, respectively	461	418
Additional paid-in capital	7,615,732	3,469,703
Subscriptions receivable	(325)	(1,975)
Accumulated deficit	(5,488,822)	(3,426,839)
Other comprehensive loss	(12,918)	-
Total stockholders’ equity	2,114,255	41,307

Total liabilities and stockholders’ equity	$19,120,378	$6,238,136

* Financial information has been retrospectively adjusted for the acquisitions of Mimio and Genesis.

See accompanying notes to the financial statements.

Boxlight Corporation

(formerly known as Logical Choice Corporation)

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2016 and 2015

	2016*	2015*

Revenues	$20,371,826	$3,377,280
Cost of revenues	12,959,749	2,276,993
Gross profit	7,412,077	1,100,287

Operating expense:
General and administrative expenses	7,689,898	2,942,061
Research and development	1,008,433	208,161
Total operating expense	8,698,331	3,150,222

Loss from operations	(1,286,254)	(2,049,935)

Other income (expense):
Interest expense, net	(818,234)	(98,509)
Other income (expense), net	42,505	(110,670)
Total other income (expense)	(775,729)	(209,179)

Net loss	$(2,061,983)	$(2,259,114)

Comprehensive loss:
Net loss	$(2,061,983)	$(2,259,114)
Other comprehensive loss:
Foreign currency translation loss	(12,918)	-
Total comprehensive loss	$(2,074,901)	$(2,259,114)

Net loss per common share – basic and diluted	$(0.48)	$(0.55)
Weighted average number of common shares outstanding – basic and diluted	4,299,315	4,083,645

* Financial information has been retrospectively adjusted for the acquisitions of Mimio and Genesis.
See accompanying notes to the financial statements

Boxlight Corporation

(formerly known as Logical Choice Corporation)

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2016 and 2015

	Series B		Series C		Class A		Additional		Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital*	Receivable*	Loss	Deficit*	Total

Balance, December 31, 2014	-	$-	-	$-	4,079,681	$408	$44,648	$(2,560)	-	$(1,167,725)	$(1,125,229)

Collection of subscriptions receivable	-	-	-	-	-	-	-	585	-	-	585
Issuance of common stock for consulting services	-	-	-	-	103,349	10	55	-	-	-	65
Acquisition of Mimio by Mim Holdings, an entity under common control	-	-	-	-	-	-	3,425,000	-	-	-	3,425,000
Net loss	-	-	-	-	-	-	-	-	-	(2,259,114)	(2,259,114)

Balance, December 31, 2015	-	-	-	-	4,183,030	418	3,469,703	(1,975)	-	(3,426,839)	41,307

Collection of subscriptions receivable	-	-	-	-	-	-	-	1,750	-	-	1,750
Issuance of common stock for cash to K-Laser	-	-	-	-	178,572	18	999,985	-	-	-	1,000,003
Settlement of accounts payable and debt	-	-	-	-	208,206	20	236,809	-	-	-	236,829
Forgiveness of related party debt	-	-	-	-	-	-	222,370	-	-	-	222,370
Issuances of common stock for cash	-	-	-	-	51,879	5	218,999	(100)	-	-	218,904
Acquisition of Boxlight Group	-	-	270,000	27	-	-	8,243,270	-	-	-	8,243,297
Distribution to Vert Capital	-	-	-	-	-	-	(814,625)	-	-	-	(814,625)
Assumption of debt for Mimio acquisition	-	-	-	-	-	-	(3,425,000)	-	-	-	(3,425,000)
Additional consideration given to Mim Holdings for Mimio acquisition	-	-	-	-	-	-	(2,000,000)	-	-	-	(2,000,000)
Acquisition of Genesis	1,000,000	100	-	-	-	-	(100)	-	-	-	-
Stock compensation	-	-	-	-	-	-	464,321	-	-	-	464,321
Foreign currency translation loss	-	-	-	-	-	-	-	-	(12,918)	-	(12,918)
Net loss	-	-	-	-	-	-	-	-	-	(2,061,983)	(2,061,983)

Balance, December 31, 2016	1,000,000	$100	270,000	$27	4,621,687	$461	7,615,732	(325)	(12,918)	(5,488,822)	2,114,255

* Financial information has been retrospectively adjusted for the acquisitions of Mimio and Genesis.

See accompanying notes to the financial statements

Boxlight Corporation

(formerly known as Logical Choice Corporation)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016 and 2015

	2016*	2015*

Cash flows from operating activities:
Net loss	$(2,061,983)	$(2,259,114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	425,155	5,577
Change in allowance for sales returns	53,031	-
Change in inventory reserve	13,610	-
Stock compensation expense	464,321	65
Depreciation and amortization	353,386	-
Amortization of debt discount	17,607	7,393
Debt extension fees through increased principal for Skyview Note	350,000	-
Changes in operating assets and liabilities:
Accounts receivable – trade	(909,466)	1,515,324
Accounts receivable – related party	-	(8,335)
Inventories	2,654,058	283,872
Prepaid expenses and other current assets	324,807	172,365
Accounts payable and accrued expenses	(8,621)	31,072
Accounts payable and accrued expenses – related parties	637,681	492,011
Deferred revenues	4,358	-
Other short-term liabilities	(8,346)	(24,661)
Accrued interest on long-term debt – related parties	60,785	-
Net cash provided by operating activities	2,370,383	215,569

Cash flows from investing activities:
Cash acquired through the acquisition of Boxlight Group and Mimio	357,573	8,373
Proceeds from sale of property and equipment and other assets	9,033	-
Net cash provided by investing activities	366,606	8,373

Cash flows from financing activities:
Proceeds from short-term debt	6,701,590	90,000
Proceeds from short-term debt – related parties	239,000	515,000
Proceeds from convertible note payable – related party	-	95,000
Proceeds from factoring of accounts receivable with recourse	-	49,582
Principal payments on short-term debt	(10,580,414)	-
Principal payments on convertible debt – related party	(60,000)	-
Principal payments on short-term debt – related parties	-	(12,397)
Proceeds from subscriptions receivable	1,750	585
Distributions to the member of Mimio	(814,625)	-
Proceeds from issuance of common stock	1,218,907	-
Net cash (used in) provided by financing activities	(3,293,792)	737,770

Effect of currency exchange rates	19,202	-

Net decrease in cash and cash equivalents	(537,601)	961,712

Cash and cash equivalents, beginning of the year	994,103	32,391

Cash and cash equivalents, end of the year	$456,502	$994,103

Supplemental cash flows disclosures:
Cash paid for interest	$748,261	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Increase (Decrease) in additional paid-in capital due to the acquisitions of Mimio and Genesis under common control	$(5,425,100)	$3,425,000
Intangibles and goodwill acquired through acquisitions of Mimio and Boxlight Group	$10,887,060	$224,653
Issuance of note payable and long-term convertible note payable to acquire Mimio	$5,425,000	$-
Issuance of Series B Preferred Stock for the acquisition of Genesis	$100	$-
Issuance of Series C Preferred Stock for the acquisition of Boxlight Group	$8,243,297	$-
Issuance of note payable to settle accounts payable	$2,547,538	$-
Forgiveness of short-term debt – related parties	$222,370	$-
Settlement of short-term debt through issuance of common stock	$115,919	$-
Settlement of accounts payable through issuance of common stock	$120,910	$-

* Financial information has been retrospectively adjusted for the acquisition of Genesis.

See accompanying notes to the financial statements.

Boxlight Corporation

(formerly known as Logical Choice Corporation)

Notes to Consolidated Financial Statements

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

The accompanying consolidated financial statements include the accounts of Boxlight Corporation, Boxlight Group, Mimio and Genesis. Transactions and balances among Boxlight Corporation, Boxlight Group, Mimio and Genesis have been eliminated. The assets and liabilities of Mimio and Genesis in these financial statements have been reflected on a historical cost basis because the transfers of Mimio and Genesis to the Company are considered common control transactions. When the Company acquired Mimio and Genesis, the Company, Mimio and Genesis were under direct or indirect control of Vert Capital. The accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)

RECLASSIFICATION

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

An entity’s functional currency is the currency of the primary economic environment in which it operates and is generally the currency in which the business generates and expends cash. BLA and BLS, whose functional currency is the Mexican Peso, translate their assets and liabilities into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rates for the year. Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of equity (deficit). Foreign exchange gains and losses included in net income result from foreign exchange fluctuations on transactions denominated in a currency other than an entity’s functional currency.

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

Common control transactions

Businesses acquired from Vert Capital are accounted for as common control transactions whereby the net assets (liabilities) acquired (assumed) are combined with the Company’s at their historical carrying value. Any difference between carrying value and recognized consideration is treated as a capital transaction. Cash received from the acquired entities is presented as an investing activity in our consolidated statement of cash flows.

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

DEFERRED REVENUE

Deferred revenue represents amounts collected for any extended warranty that is separately priced. The Company recognizes revenue from extended warranty contracts using straight-line method over the estimated life of the product which is three years.

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

Before Mimio was acquired by the Company, it generally provided 24 to 60 months of warranty coverage on all of its products. Mimio product’s standard warranty period is 24 months, which can be extended to 60 months upon the end user “registering” their device on-line. The Company’s warranty provides for repair or replacement of the associated products during the warranty period. The Company does not record warranty cost upon sale, and instead conducts a quarterly review of the warranty liability reserve, and based on historical cost-to-trailing revenue history, will adjust up or down the warranty liability, with the offset to this adjustment posted to cost of revenue.

After the acquisitions of Mimio, Genesis and Boxlight Group, the Company determined a new warranty policy to provide 12 to 36 months warranty coverage on projectors, displays, accessories, batteries and computers except when sold through a “Premier Education Partner” or sold to schools where the Company provides a 60 month warranty. The Company establishes a liability for estimated product warranty costs at the time product revenue is recognized, if the liability is expected to be material. The warranty obligation is affected by product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials, or other costs differ from the Company’s estimates, additional warranty liabilities could be required, which would reduce its gross profit.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred and consists primarily of personnel related costs, prototype and sample costs, design costs, and global product certifications mostly for wireless certifications.

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

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its Skyview debt obligation currently in default or negotiate alternative repayment arrangement, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of December 31, 2016, the Company had an accumulated deficit of $5,488,822 and a working capital deficit of $4,661,607. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is seeking to obtain funds for operations from its initial public offering and support from its majority shareholder.

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

(1)	$1,000,000 was paid at the closing of the acquisition out of the net proceeds of a note issued to Hitachi Capital America Corp. (See Note 10);

(2)	An additional $1,500,000 of the $5.75 million owed to EDI was to be paid by Boxlight Corporation and its subsidiaries in six monthly installments of $250,000 each, commencing 30 days after the initial $1,000,000 payment referred to above. However, in view of the fact that such installment payments cannot be presently made by the Company under the subordination agreement between EDI and Crestmark Bank, we and EDI agreed that the net proceeds from the sale of 1,000,000 shares of Class A common stock upon IPO shall be applied, first, to prepay the $1,460,508 principal balance due under Skyview Note, and secondly to prepay the balance of the $1,500,000 installment obligation owed to EDI referred to above. Net Proceeds included costs for professional fees estimated at approximately $300,000, plus any commissions or underwriting fees that may be payable by the Company to brokers, placement agents or underwriters who assist us in selling the shares of Class A common stock in the offering.

(3)	$2,000,000 of the unpaid balance of the account payable is settled with a 4% non-negotiable convertible promissory note of Boxlight Corporation payable to EDI, together with accrued interest, on March 31, 2019 (the “EDI Note”). Following the completion of the Company’s IPO, the EDI Note is convertible into shares of Boxlight Corporation’s Class A common stock at a conversion price equal to 80% of the initial per share offering price of the Class A common stock offered under the IPO. Boxlight Corporation has the option, in lieu of issuing its Class A common stock, to prepay the entire unpaid principal amount of the EDI Note plus accrued interest thereon within 72 hours of the first conversion notice.

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

Assets acquired:
Current assets	$5,737,836
Property and equipment	65,866
Intangible assets	7,000,000
Other assets	514,696
Goodwill	4,137,060
Total assets acquired	17,455,458
Total liabilities assumed	(9,212,161)

Net assets acquired	$8,243,297

Consideration paid:
Issuance of 270,000 shares of Series C preferred stock	$8,828,353
Preexisting net payable to Boxlight Group	(585,056)

Total	$8,243,297

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

Unaudited Pro Forma Results Of Operation

The following comparative table presents the unaudited condensed pro forma results of operations that reflect the acquisition of Boxlight Group and Mimio as if the acquisition had occurred as of the first day of each period presented, adjusted for items that are directly attributable to the acquisition. This information has been compiled from historical financial statements and is not necessarily indicative of the results that actually would have been achieved had the transaction already occurred or that may be achieved in the future.

(in thousands)	For the year ended December 31, 2016	For the year ended December 31, 2015

Revenues	$25,391	$27,116
Cost of revenues	(16,809)	(16,300)
Operating expenses	(11,240)	(14,103)
Other incomes (expenses)	(1,036)	(481)
Income tax expense	-	(5)
Net loss	$(3,694)	$(3,773)

Net loss per common share	$(0.86)	$(0.92)
Weighted average outstanding common shares – basic and diluted	4,299,315	4,083,645

The pro forma eliminates transactions among the Boxlight Group, Mimio (for the period before Vert Capital’s acquisition of Mimio) and Boxlight Corp. In addition, the pro forma adjusted the following expenses:

(in thousands)	For the year ended December 31, 2016	For the year ended December 31, 2015

Amortization expense of intangible assets acquired from Boxlight Group and Mimio	$385	$728
Interest expense from issuance of long-term and short-term debt for acquisition of Mimio	$113	$286

In addition, the pro forma combined balance was adjusted to include Mimio’s operating results for the period from January 1, 2015 to November 2, 2015 and Boxlight Group’s operating results for the period from January 1, 2016 to July 18, 2016. Mimio was acquired by a company controlled by Vert Capital on November 3, 2015 and subsequently acquired by Boxlight Parent. Boxlight Group was acquired by the Company on July 18, 2016.

The Company issued 1,000,000 Shares of Series B preferred stock and 270,000 shares of Series C preferred stock to the previous owners of Genesis and Boxlight respectively. These shares will be automatically converted into Class A common stock upon completion of the Company’s IPO and listing on a capital market exchange such as NASDAQ. As of December 31, 2016, the Company was still working on the IPO and the listing on a capital market exchange.

NOTE 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents held by the Company at December 31, 2016 and December 31, 2015 are summarized as follows:

	December 31, 2016	December 31, 2015

U.S. Dollars	$450,549	$994,103
Mexican Pesos	5,953	-
Total	$456,502	$994,103

NOTE 5 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at December 31, 2016 and 2015:

	2016	2015

Accounts receivable - trade	$3,562,832	$1,212,891
Allowance for doubtful accounts	(453,059)	(81,243)
Allowance for sales returns	(165,819)	-

Accounts receivable - trade, net of allowances	$2,943,954	$1,131,648

During the year ended December 31, 2016, the Company wrote off accounts receivable of $55,929.

NOTE 6 – INVENTORIES

Inventories consisted of the following at December 31, 2016 and 2015:

	2016	2015

Finished goods	$4,102,621	$3,898,957
Spare parts	183,357	81,139
Reserves for inventory obsolescence	(121,862)	(430,318)

Inventories, net	$4,164,116	$3,549,778

During the year ended December 31, 2016, the Company wrote off inventories of 326,984.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at December 31, 2016 and 2015:

	2016	2015

Prepayments to vendors	$351,408	$67,214
Employee receivables	3,571	-
Prepaid incidental taxes	16,385	-
Prepaid and refundable income taxes	30,879	-
Prepaid insurance expense	-	9,158
Prepaid license and marketing expense	44,793	216,594
Other prepaid expenses	-	34,481

Prepaid expenses and other current assets	$447,036	$327,447

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2016 and 2015:

	Useful lives	2016	2015

Leasehold improvements	9-10 years	$3,355	$-
Office equipment	3-5 years	21,341	-
Other equipment	5 years	42,485	-

Property and equipment, at cost		67,181	-
Accumulated depreciation		(7,141)	-

Property and equipment, net of accumulated depreciation		$60,040	$-

For the year ended December 31, 2016 and 2015, the Company recorded depreciation expense of $7,141 and $0, respectively.

NOTE 9 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at December 31, 2016 and 2015:

	Useful lives	2016	2015

Patents	10 years	$67,395	$67,396
Customer relationships	10 years	3,567,396	67,395
Trademark	10 years	3,544,931	44,931

Intangible assets, at cost		7,179,722	179,722
Accumulated amortization		(346,245)	-

Intangible assets, net of accumulated amortization		$6,833,477	$179,722

Goodwill from acquisition of Mimio	N/A	$44,931	$44,931
Goodwill from acquisition of Boxlight	N/A	4,137,060	-
		$4,181,991	$44,931

For the year ended December 31, 2016 and 2015, the Company recorded amortization expense of $346,245 and $0, respectively.

NOTE 10 – SHORT-TERM DEBT

Line of Credit – Sy Silverstein

On April 3, 2015, the Company entered into a line of credit agreement with Sy Silverstein, an individual. Pursuant to the agreement, the Company obtained the line of credit for up to a maximum of $300,000 to complete its initial public offering (“IPO”) process. The Company borrowed $100,000 under the agreement. The advances from this agreement accrue interest at 12% per annum, along with a $10,000 documentation fee, and is due on the effective date of the Company’s IPO. The $10,000 documentation fee was recorded as debt discount. As of December 31, 2016 and 2015, $10,000 and $7,393 of the discount was amortized, respectively.

On October 4, 2016, Mr. Silverstein agreed to settle the outstanding principal of $100,000 and accrued interest of $15,919 with 109,915 shares of the Company’s Class A common stock. These shares were valued at $115,919 based on the Company’s most recent selling price of the Class A common stock on the settlement date. As of December 31, 2016, the outstanding principal and accrued interest under this agreement were $0 and $0, respectively. As of December 31, 2015, the outstanding principal and accrued interest under this agreement were $100,000 and $7,841, respectively.

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

On July 5, 2016 and August 3, 2016, the Skyview Note was amended. On July 5, 2016, principal was increased to $3,660,508 to settle $235,508 accounts payable owed by Mimio to Skyview’s affiliate. On August 3, 2016, the principal of the note was increased to $4,010,508 to include an additional fee of $350,000 to extend the maturity date to December 15, 2016. The Company recorded the $350,000 extension fee in interest expense. Additionally, the Company agreed to pay $2,500,000 of the note on the earlier of (1) September 30, 2016, or (2) the date the Company obtained a debt facility. The Company made the $2,500,000 payment on September 29, 2016 with the proceeds from Crestmark Bank line of credit. The remaining outstanding balance together with any unpaid accrued interest was due and unpaid on December 15, 2016. On December 28, 2016, the Company received a Notice of Default from Skyview because the Company failed to make a $1,460,508 payment on December 15, 2016, in accordance with the terms of Skyview Note. There can be no assurance that such proposal will be successful or that Skyview will defer the exercise of its remedies under the Skyview Note and the related security agreement. The foreclosure of the security interest of Skyview would have a material effect on the operation of the Company.

As of December 31, 2016, outstanding principal and accrued interest for Skyview Note were $1,460,508 and $1,905, respectively.

AHA Note

On June 3, 2016, prior to the Company’s acquisition, Boxlight Group issued a promissory note to AHA Inc. Co Ltd., a Korean corporation, in the amount of $1,895,413 to settle unpaid accounts payable of $1,866,418 for the purchases of inventory for the Company. Interest shall be payable in the amount of 6.5% per annum. The principal is due and payable in eight equal monthly principal payments in the amount of $236,926 beginning on June 30, 2016. Interest shall be paid in consecutive monthly installments for eight months, due and payable upon the last business day of each month. As of December 31, 2016, the balance on the note payable to AHA was $610,783. The Company was not able to make monthly principal payments in accordance with note agreement and, accordingly, the note was in default at December 31, 2016.

Loan and Security Agreement – Hitachi Capital America Corp.

Effective July 6, 2016, the Company entered into a loan and security agreement with Hitachi Capital America Corp. (“Hitachi”). The agreement allows the Company to borrow up to $2,500,000 based on the balance of eligible accounts receivable and inventory at an interest rate equal to 1.75% in excess of the prime rate. The loan is due and payable on demand. Under the terms of the Hitachi loan agreement, the Company applied $1,000,000 of the initial funding to pay EDI $1,000,000 in reduction of the Boxlight Group’s outstanding accounts payable. The Hitachi loan is secured by all assets of Boxlight Inc. and guaranteed by Boxlight Parent. The outstanding amount payable to Hitachi was paid in full on September 29, 2016, out of the proceeds of the line of credit financing received from Crestmark Bank. In connection with the agreement with Hitachi, the Company paid $18,000 of loan fees which was included in interest expense.

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

On January 12, 2017, the Company received a default notice from Crestmark Bank due to the Notice of Default received from Skyview Capital and not meeting the tangible net worth covenant requirement. On February 2, 2017, the Company satisfied in full all obligations due to Crestmark and received a general release from all indebtedness.

NOTE 11 – SHORT-TERM DEBT– RELATED PARTIES

Line of Credit - Vert Capital

On September 30, 2014, the Company entered into a line of credit agreement with Vert Capital, the Company’s majority shareholder. Pursuant to the agreement as amended, the Company obtained a line of credit from Vert Capital up to a maximum of $900,000 to complete its IPO process. The funds originally accrued interest at 10% per annum. Pursuant to an amendment to the purchase agreement with EDI entered in September 2016, the funds now accrue interest at 5.75% per annum. See Note 3. The advance is due on the effective date of the Company’s IPO. In connection with this agreement, the Company granted Vert Capital a security interest to all of its assets and properties, subordinating to Crestmark line of credit. As of December 31, 2016, outstanding principal and accrued interest under this agreement were $822,550 and $115,319, respectively. As of December 31, 2015, outstanding principal and accrued interest under this agreement were $592,550 and $36,938, respectively.

Line of Credit - Logical Choice Corporation-Delaware

On May 21, 2014, the Company entered into a line of credit agreement with Logical Choice Corporation-Delaware (“LCC-Delaware”), former sole member of Genesis. The line of credit allowed the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed accrued interest at 10% per annum. Interest accrued on any advanced funds was due monthly and the outstanding principal and any accrued interest were due in full on May 21, 2015. In May 2016, the maturity date was extended to May 21, 2017. The assets of Genesis have been pledged as a security interest against any advances on the line of credit. As of December 31, 2016, outstanding principal and accrued interest under this agreement was $54,000 and $10,516, respectively. As of December 31, 2015, outstanding principal and accrued interest under this agreement was $45,000 and $4,500, respectively.

On September 30, 2014, the Company entered into a line of credit agreement with LCC-Delaware. Pursuant to the agreement, the Company obtained an additional line of credit from LCC-Delaware up to a maximum of $500,000 for a term of 3 years. The advances from this agreement accrue interest at 10% per annum and is due on demand. In connection with this agreement, the Company granted LCC-Delaware a second lien and security interest to all of its assets and properties, subordinate to the Vert Capital. Pursuant to an amendment to the purchase agreement with EDI entered in September 2016, LCC - Delaware forgave the entire payable balance of $185,129 and interest of $37,241 owed by the Company. See Note 3. As of December 31, 2015, outstanding principal and accrued interest under this agreement were $185,129 and $23,344, respectively.

NOTE 12 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible Note Payable – Mark Elliott

On January 16, 2015, the Company issued a note to Mark Elliott, the Company’s Chief Executive Officer, in the amount of $50,000. The note is due on December 31, 2017 as amended and bears interest at an annual rate of 10%, compounded monthly. The noted is currently in default and bears a 15% default rate. The note is convertible to the Company’s common stock at the lesser of (i) $6.28 per share, (ii) a discount of 20% to the stock price if the Company’s common stock is publicly traded, or (iii) if applicable, such other amount negotiated by the Company. The note holder may convert all, but not less than all, of the outstanding principal and interest due under this note upon the conversion date. As of December 31, 2016, outstanding principal and accrued interest under this agreement were $50,000 and $9,809, respectively. As of December 31, 2015, outstanding principal and accrued interest under this agreement were $50,000 and $4,795, respectively.

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

NOTE 13 – LONG-TERM DEBT – RELATED PARTIES

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

EDI Note

On September 28, 2016, the Company entered into an amendment with EDI for the acquisition of Boxlight Group. The Company agreed to issue a $2,000,000 non-negotiable convertible promissory note (the “EDI Note”) to settle the unpaid balance of the account payable owed by Boxlight Group to EDI. The note bears a one-time simple interest charge of 4% and all principal and accrued interest is due on March 31, 2019. Following the completion of Boxlight Corporation’s IPO, the EDI Note is convertible into shares of Boxlight Corporation’s Class A common stock at a conversion price equal to 80% of the initial per share offering price of the Class A common stock offered under the IPO. Boxlight Corporation has the option, in lieu of issuing its Class A common stock, to prepay the entire unpaid principal amount of the EDI Note plus accrued interest thereon within 72 hours of the first conversion notice. As of December 31, 2016, outstanding principal and long-term accrued interest for EDI Note were $2,000,000 and $20,603, respectively.

NOTE 14 – DEFERRED REVENUE

On July 18, 2016, upon the acquisition of Boxlight Group, the Company assumed a $761,622 future performance obligation for separately priced extended warranties sold by Boxlight Group based on preliminary measurement of the assets acquired and liabilities assumed.

Deferred revenue consisted of the following for the years ended and as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Balance, beginning of year	$-	$-
Assumed from Boxlight Group	761,622	-
Additions	259,744
Amortization	(253,640)	-
Balance, ending of year	767,726	-

Deferred revenue – short-term	495,603	-
Deferred revenue – long-term	$272,123	$-

NOTE 15 – EQUITY

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

Upon the effectiveness of a registration statement registering for the resale of the Company’s Class A common stock, all of the shares of Series B and Series C Preferred Stock shall be automatically converted into the applicable numbers of shares of Class A common stock. All of the Series A Preferred Stock shall be automatically converted into Class A common stock not later than one year after the effective date of the Company’s registration statement in connection with an IPO of the Company’s Class A common stock. As of December 31, 2016, the Company had issued 1,000,000 shares of Series B Preferred Stock for the acquisition of Genesis and 270,000 shares of Series C Preferred Stock for the acquisition of Boxlight Group.

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

In January 2015, the Company amended its articles of incorporation to state that the Company’s common shares consist of: 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of December 31, 2016 and 2015, the Company had 4,621,687 and 4,183,030 shares of Class A common stock issued and outstanding, respectively. No class B shares were outstanding at December 31, 2016 and 2015.

Issuance of common stock for service

On December 16, 2015, we executed a Business Consulting Services Agreement with Falcon Capital LLC, in which we issued 103,349 shares of our Class A common stock valued at $65 on the grant date as compensation for financial advisory and business consulting services.

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

Issuances of common stock for settlement of accounts payable and debt

In October and September 2016, the Company issued an aggregate of 94,735 shares at $1.055 per share to settle accounts payable of $99,910 (including $77,268 accrued commission payable to Mark Elliott, the Company’s CEO).

In October 2016, the Company issued 3,556 shares of Class A common stock to a third party at $5.906 per share to settle accounts payable of $21,000.

In October 2016, the Company issued 109,915 shares of Class A common stock at $1.055 per share to settle $100,000 of the outstanding principal short-term debt and $15,919 of accrued interest.

Distribution to Vert Capital

During the first quarter of 2016, Mimio was under the control of Vert Capital. It distributed cash of $814,625 to Vert Capital for payments of the Skyview Note prior to the acquisition by the Company.

Adoption of the 2014 Stock Option Plan

On September 19, 2014, the Board approved the Company’s 2014 Stock Option Plan. The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees, and consultants of the Company or a subsidiary of the Company under the plan is 2,390,438 shares.

NOTE 16 – STOCK SPLITS

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

NOTE 17 – STOCK-BASED COMPENSATION

Stock Options

Following is a summary of the option activities during the year ended December 31, 2016:

	Number of Units	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2014	872,859	$0.13
Cancelled	(143,425)	$0.13
Outstanding, December 31, 2015	729,434	$0.13
Granted	120,971	$0.12
Outstanding, December 31, 2016	850,405	$0.08	*	7.29
Exercisable, December 31, 2016	538,682	$0.07	*	7.58

* Adjusted due to the change of exercise price of options issued to its Chief Financial Officer effective November 1, 2016.

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

Variables used in the Black-Scholes option-pricing model for options granted during the year ended December 31, 2016 include: (1) discount rate of 0.97 - 0.99% (2) expected life of 3.75 to 3.96 years, (3) expected volatility range of 66 to 69%, and (4) zero expected dividends. For the years ended December 31, 2016 and 2015, the Company recorded stock compensation expense of $464,321 and $0, respectively.

NOTE 18 –RELATED PARTY TRANSACTIONS

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

Warrant Agreement

On November 7, 2014, we issued to Vert Capital and a consultant five year warrants to purchase 796,813 and 23,904, shares of our Class A common stock respectively, at an exercise price, equal to 110% of the initial per share offering price of the shares being sold under the Company’s initial public offering. Among other provisions, such warrants contain “cashless” exercise rights and prohibit the holder from selling any of the shares issuable upon exercise of such warrants for a period of not less than nine months from the date of issuance. Effective as of October 12, 2016, and as a result of Adam Levin and Michael Pope no longer no longer being employed at Vert Capital, Boxlight Parent cancelled the remaining balance of the Vert Capital warrants and reissued 597,610 and 199,203 of such warrants to entities associated with Adam Levin and to Michael Pope, respectively. These warrants had value at par per share at the grant date because the Company was incorporated in September 2014 and at development stage. These warrants expire on December 31, 2019. These warrants will be valued using Black-Scholes option-pricing model upon the completion of the Company’s initial public offering.

Sales and Purchases - EDI

EDI, an affiliate of the Company’s major shareholder K-Laser, is a major supplier of products to the Company. For the years ended December 31, 2016 and 2015, the Company had purchases of $2,767,717 and $0, respectively, from Everest Display Inc. For the years ended December 31, 2016 and 2015, the Company had sales of $160,048 and $0, respectively, to Everest Display Inc. As of December 31, 2016 and 2015, the Company had accounts payable of approximately of $3,379,161 and $0, respectively, to Everest Display Inc.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

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

Operating Lease Commitments

The Company leases two office spaces under non-cancelable lease agreements. The leases provide that the Company pays only a monthly rental and is not responsible for taxes, insurance or maintenance expenses related to the property. Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to December 31, 2016 are as follows:

Year ending December 31,	Amount
2017	$257,700
2018	241,200
2019	60,600
Net Minimum Lease Payments	$559,500

The Company also has another office lease on a month-to-month basis. For the twelve months ended December 31, 2016 and 2015, aggregate rent expense was approximately $286,999 and $35,000, respectively.

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

Warrant Agreement

On November 7, 2014, the Company granted warrants to Lackamoola, LLC to purchase an aggregate of 23,904 shares of common stock with an exercise price equal to 110% of the price per share of the Company’s IPO or, in the situation that the Company become a public trading company through reverse merger or other alternative methods, the volume weighted average price per share for the 20 consecutive trading days immediately after the Company becomes a publicly traded company. These warrants expire on December 31, 2019. As these warrants were issued at the inception of the Company, they had no value on grant date. These warrants will be valued using Black-Scholes option-pricing Model upon the completion of the Company’s initial public offering.

Agreement with Loeb & Loeb

On December 16, 2015, the Company executed an agreement with its legal counsel, Loeb & Loeb LLP (“Loeb”). The Company and Loeb agreed the amount for service rendered in connection with the Company’s IPO through December 16, 2015 was $650,000. Pursuant to the agreement, the Company agreed to issue 231,152 shares of Class A common upon the consummation of the Company’s IPO as partial compensation for services rendered. Upon timely payment of the cash component of compensation due and owing to Loeb as set forth in the agreement, Loeb will be obligated to return to the Company up to 207,864 shares of common stock not yet sold by Loeb for no further consideration and will continue to beneficially own 23,288 shares of our Class A common stock.

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

NOTE 20 – INCOME TAXES

The Company operates in the United States and Mexico. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned. The Company has closed its office in Mexico in 2016. As of December 31, 2016, the Company had an operating loss carry forward of approximately $5,115,000 which expires commencing in 2017. The value of these carryforwards depends on the Company’s ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2016.

NOTE 21 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company generated a portion of its revenues from one customer (13%) for the year ended December 31, 2016. As of December 31, 2016 and December 31, 2015, the amount due from the one customer included in accounts receivable was $11,917 and $32,570, respectively. The loss of the significant customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company purchased a portion of materials from two vendors (32% and 16%, respectively) for the year ended December 31, 2016. As of December 31, 2016 and December 31, 2015, the amounts due to these vendors included in accounts payable was $3,618,406 and $0, respectively. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive

NOTE 22 – SUBSEQUENT EVENTS

Notice of Default on Crestmark Note

On January 12, 2017, the Company received a Notice of Default from Crestmark Bank due to the Notice of Default received from Skyview and not maintaining a minimum tangible net worth required. Crestmark Bank holds a first priority lien and security interest in all of the Company’s accounts receivable and inventory, and could commence foreclosure proceedings on its collateral at any time.

Convertible Note Payable – K Laser International Co., Ltd.

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

Amendment to agreement with Loeb and Loeb

In April 2017, the Company amended the agreement with Loeb dated December 16, 2015. See Note 19 for additional information.

