Form 10-Q
period 2017-09-30
Boxlight Corp
filed 2017-11-14
CIK 1624512

As filed with the Securities and Exchange Commission on November 14, 2017

Registration No. 333-204811

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock on November 10, 2017 was 5,808,346.

BOXLIGHT CORPORATION

2

PART I. Financial Information

Item 1. Financial Statements

Boxlight Corporation

Consolidated Balance Sheets

As of September 30, 2017 and December 31, 2016

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$783,181	$456,502
Accounts receivable – trade, net of allowances	5,168,641	2,943,954
Inventories, net of reserve	2,371,105	4,164,116
Prepaid expenses and other current assets	1,435,559	447,036
Total current assets	9,758,486	8,011,608

Property and equipment, net of accumulated depreciation	34,396	60,040
Intangible assets, net of accumulated amortization	6,299,748	6,833,477
Goodwill	4,181,991	4,181,991
Other assets	316	33,262
Total assets	$20,274,937	$19,120,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,429,767	$4,453,893
Accounts payable and accrued expenses – related parties	4,423,157	3,754,050
Short-term debt	2,935,001	2,791,582
Short-term debt – related parties	681,550	876,550
Convertible notes payable – related parties	1,050,000	50,000
Deferred revenues – short-term	403,870	495,603
Other short-term liabilities	250,000	251,537
Total current liabilities	14,173,345	12,673,215

Long-term convertible notes payable – related parties	-	4,060,785
Deferred revenues – long-term	238,374	272,123

Total liabilities	14,411,719	17,006,123

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized, 1,270,000 shares issued and outstanding	127	127
Common stock, $0.0001 par value, 200,000,000 shares authorized; 5,808,346 and 4,621,687 Class A shares issued and outstanding, respectively	581	461
Additional paid-in capital	13,304,292	7,615,732
Subscriptions receivable	(325)	(325)
Accumulated deficit	(7,394,001)	(5,488,822)
Other comprehensive loss	(47,456)	(12,918)
Total stockholders’ equity	5,863,218	2,114,255

Total liabilities and stockholders’ equity	$20,274,937	$19,120,378

See accompanying notes to the financial statements.

Boxlight Corporation

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016*	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016*

Revenues	$10,228,389	$7,877,595	$20,407,258	$15,371,130
Cost of revenues	7,327,701	5,084,340	14,595,780	9,485,596
Gross profit	2,900,688	2,793,255	5,811,478	5,885,534

Operating expense:
General and administrative expenses	2,295,101	2,049,917	7,049,288	4,701,275
Research and development	60,403	244,515	357,955	846,621
Total operating expense	2,355,504	2,294,432	7,407,243	5,547,896

Income (loss) from operations	545,184	498,823	(1,595,765)	337,638

Other income (expense):
Interest expense, net	(186,883)	(549,684)	(462,581)	(689,660)
Other income (expense), net	111,993	(51,574)	153,157	9,262
Total other income (expense)	(74,890)	(601,258)	(309,424)	(680,398)

Net income (loss)	$470,294	$(102,435)	$(1,905,189)	$(342,760)

Comprehensive income (loss):
Net income (loss)	$470,294	$(102,435)	(1,905,189)	(342,760)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(18,012)	(12,918)	(34,538)	(12,918)
Total comprehensive income (loss)	$452,282	$(115,353)	$(1,939,727)	$(355,678)

Net income (loss) per common share – basic	$0.09	$(0.02)	$(0.39)	$(0.08)
Net income (loss) per common share – diluted	$0.08	$(0.02)	$(0.39)	$(0.08)

Weighted average number of common shares outstanding – basic	5,379,762	4,185,637	4,910,245	4,185,637
Weighted average number of common shares outstanding – diluted	5,810,755	4,185,637	4,910,245	4,185,637

* Financial information has been retrospectively adjusted for the acquisitions of Mimio and Genesis.

See accompanying notes to the financial statements.

Boxlight Corporation

Consolidated Statements of Cash Flows

For the Six Months Ended September 30, 2017 and 2016

(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016*

Cash flows from operating activities:
Net loss	$(1,905,189)	$(342,760)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in inventory reserve	(15,083)	19,033
Change in allowance for doubtful accounts	24,194	59,164
Change in allowance for sales returns	283,145	-
Depreciation and amortization	559,267	163,101
Stock compensation expense	50,046	13,531
Debt extension fees	-	350,000
Amortization of debt discount	-	16,830
Write-off of fixed asset	7,225	-
Changes in operating assets and liabilities:
Accounts receivable – trade	(2,531,830)	(1,197,040)
Accounts receivable – related party	-	(594,454)
Inventories	1,808,094	2,111,542
Prepaid expenses and other current assets	(991,595)	166,753
Other assets	23,291	(626)
Accounts payable and accrued expenses	(29,574)	(830,311)
Accounts payable and accrued expenses – related parties	2,169,107	226,385
Deferred revenues	(125,478)	(22,501)
Other short-term liabilities	(1,689)	18,529
Accrued interest on long-term debt – related parties	79,342	27,178
Net cash provided by (used in) operating activities	(596,727)	184,354

Cash flows from investing activities:
Cash acquired through acquisition of Boxlight Group	-	357,573
Payments for purchase of property, equipment and other assets	-	(11,706)
Net cash provided by investing activities	-	345,867

Cash flows from financing activities:
Proceeds from short-term debt	4,301,268	3,408,080
Principal payments on short-term debt	(4,157,849)	(4,520,542)
Proceeds from short-term debt – related parties	-	245,000
Principal payments on short-term debt – related parties	(195,000)	-
Proceeds from convertible note payable – related parties	1,000,000	-
Principal payments on convertible note payable – related parties	-	(60,000)
Proceeds from issuance of common stock	-	1,000,003
Proceeds from issuance of common stock upon exercise of options	29	-
Proceeds from subscription receivable	-	1,750
Distributions to the member	-	(780,375)
Net cash provided by (used in) financing activities	948,448	(706,084)

Effect of currency exchange rates	(25,042)	9,418

Net increase (decrease) in cash and cash equivalents	326,679	(166,445)

Cash and cash equivalents, beginning of the period	456,502	994,103

Cash and cash equivalents, end of the period	$783,181	$827,658

Supplemental cash flows disclosures:
Cash paid for interest	$300,916	$278,931
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Forgiveness of short-term debt-related parties by LLC-Delaware	$-	$222,370
Issuance of note payable to settle accounts payable	$-	$2,235,507
Issuance of note payable and long-term convertible note payable to acquire Mimio	$-	$5,425,000
Issuance of Series B Preferred Stock for the acquisition of Genesis	$-	$100
Issuance of Series C Preferred Stick for the acquisition of Boxlight Group	$-	$14,391,104
Issuance of Class A common shares to settle accounts payable – related parties	$1,500,000	$-
Issuance of Class A common shares to settle long-term convertible notes payable –related parties	$4,140,127	$-

* Financial information has been retrospectively adjusted for the acquisition of Mimio and Genesis.

See accompanying notes to the financial statements.

Boxlight Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Boxlight Corporation (the “Company” or “Boxlight Parent”) was incorporated in the State of Nevada on September 18, 2014 with its headquarters in Atlanta, Georgia for the purpose of becoming a technology company that sells interactive educational products.

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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Acquisitions from Vert Capital and Mim Holdings are considered common control transactions. When businesses were acquired from Vert Capital and Mim Holdings that will be consolidated by us, they were accounted for as if the transfer had occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative information. The acquisitions of Mimio and Genesis were transfers of businesses between entities under common control. Accordingly, the accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of the acquired entities prior to the effective dates of such acquisitions. The information prior to the Company’s incorporation on September 18, 2014 represents the historical results of Genesis as Genesis was first controlled by Vert Capital and determined to be our predecessor entity for accounting purposes. The financial information for Mimio has been included in the Company’s consolidated financial statements beginning on November 4, 2015, when Mimio was acquired by Mim Holdings. Boxlight Group was acquired by the Company on July 18, 2016. The acquisition of Boxlight Group was accounted for under the acquisition method of accounting. See Note 3— Acquisitions, for additional information.

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

Common control transactions

Businesses acquired from Vert Capital are accounted for as common control transactions whereby the net assets (liabilities) acquired (assumed) are combined with the Company’s assets and liabilities at their historical carrying value. Any difference between carrying value and recognized consideration is treated as a capital transaction. Cash received from the acquired entities is presented as an investing activity in our consolidated statements of cash flows.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company maintains cash balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits of $250,000 for banks located in the U.S. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.

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

REVENUE RECOGNITION

Revenue is comprised of product sales and service revenue, net of sales returns, co-operative advertising credits, early payment discounts and volume discounts paid to VARs. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

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

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income per common share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of stock options.

For the nine months ended September 30, 2017 and 2016 and for the three months ended September 30, 2016, potentially dilutive securities were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive. Following is a reconciliation of basic earnings per common share (“EPS”) and diluted EPS for the three months ended September 30, 2017:

	Three months ended September 30, 2017
	Net income	Shares	Per share amount
Basic EPS	$470,294	5,379,762	$0.09
Dilutive effect of exercise of options	-	430,993	(0.01)
Diluted EPS	$470,294	5,810,755	$0.08

SUBSEQUENT EVENTS

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations currently in default or negotiate alternative repayment arrangements, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of September 30, 2017, the Company was in default of certain of its debt obligations and had an accumulated deficit of $7,394,001 and a working capital deficit of $4,414,859. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is seeking to obtain funds for operations from its initial public offering and support from its majority shareholder.

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

Under the terms of the share purchase agreement, as amended on September 28, 2016, the parties agreed that EDI and Boxlight Corporation would settle and pay approximately $5.75 million of accrued accounts payable owed to EDI at September 28, 2016, in the manner set forth below.

(1)	$1,000,000 was paid at the closing of the acquisition out of the net proceeds of a note issued to Hitachi Capital America Corp. (See Note 9);

(2)	An additional $1,500,000 of the $5.75 million owed to EDI was to be paid by Boxlight Corporation and its subsidiaries in six monthly installments of $250,000 each, commencing 30 days after the initial $1,000,000 payment referred to above. However, in view of the fact that such installment payments cannot be presently made by the Company under the subordination agreement between EDI and Crestmark Bank, we and EDI agreed that the net proceeds from the sale of 1,000,000 shares of Class A common stock upon IPO shall be applied, first, to prepay the $1,460,508 principal balance due under Skyview Note, and secondly to prepay the balance of the $1,500,000 installment obligation owed to EDI referred to above. Net Proceeds included costs for professional fees estimated at approximately $300,000, plus any commissions or underwriting fees that may be payable by the Company to brokers, placement agents or underwriters who assist us in selling the shares of Class A common stock in the offering.

(3)	$2,000,000 of the unpaid balance of the account payable was settled with a 4% non-negotiable convertible promissory note of Boxlight Corporation payable to EDI, together with accrued interest, on March 31, 2019 (the “EDI Note”). (See Note 12)

The Company recognized the assets acquired and liabilities assumed from Boxlight Group at their fair value on the acquisition date, and the excess in purchase price over these values was allocated to goodwill. The estimated fair values of consideration paid, assets acquired and liabilities assumed were determined based on third-party valuation reports provided by specialists.

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

The Company valued the Series C Preferred shares issued to EDI based on an entity value of the Company of approximately $39,700,000 and 270,000 shares of the Series C Preferred Stock representing approximately 22.22% of ownership of the Company.

NOTE 4 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Accounts receivable - trade	$6,094,858	$3,562,832
Allowance for doubtful accounts	(477,253)	(453,059)
Allowance for sales returns and volume rebates	(448,964)	(165,819)

Accounts receivable – trade, net of allowances	$5,168,641	$2,943,954

NOTE 5 – INVENTORIES

Inventories consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Finished goods	$2,268,100	$4,102,621
Spare parts	161,092	183,357
Reserves for inventory obsolescence	(58,087)	(121,862)

Inventories, net	$2,371,105	$4,164,116

During the nine months ended September 30, 2017 and 2016, the Company wrote off obsolete inventories of $48,692 and $311,493, respectively.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Prepayments to vendors	$1,314,476	$351,408
Employee receivables	2,300	3,571
Prepaid state and local taxes	-	16,385
Prepaid and refundable income taxes	33,435	30,879
Prepaid license and other	85,348	44,793

Prepaid expenses and other current assets	$1,435,559	$447,036

Prepayments to vendors represent deposits made to vendors for purchases of inventories.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2017 and December 31, 2016:

	Useful lives	September 30, 2017	December 31, 2016

Leasehold improvements	9-10 years	$3,248	$3,355
Office equipment	3-5 years	21,341	21,341
Other equipment	5 years	42,485	42,485

Property and equipment, at cost		67,074	67,181
Accumulated depreciation		(32,678)	(7,141)

Property and equipment, net of accumulated depreciation		$34,396	$60,040

For the nine months ended September 30, 2017 and 2016, the Company recorded depreciation expense of $25,538 and $4,043, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at September 30, 2017 and December 31, 2016:

	Useful lives	September 30, 2017	December 31, 2016

Patents	10 years	$67,395	$67,395
Customer relationships	10 years	3,567,396	3,567,396
Trademarks	10 years	3,544,931	3,544,931

Intangible assets, at cost		7,179,722	7,179,722
Accumulated amortization		(879,974)	(346,245)

Intangible assets, net of accumulated amortization		$6,299,748	$6,833,477

Goodwill from acquisition of Mimio	N/A	$44,931	$44,931
Goodwill from acquisition of Boxlight	N/A	4,137,060	4,137,060
		$4,181,991	$4,181,991

For the nine months ended September 30, 2017 and 2016, the Company recorded amortization expense of $533,729 and $159,058, respectively.

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

On July 5, 2016 and August 3, 2016, the Skyview Note was amended. On July 5, 2016, principal was increased to $3,660,508 to settle $235,508 of accounts payable owed by Mimio to Skyview’s affiliate. On August 3, 2016, the principal of the note was increased to $4,010,508 to include an additional fee of $350,000 to extend the maturity date to December 15, 2016. The Company recorded the $350,000 extension fee to interest expense. Additionally, the Company agreed to pay $2,500,000 of the note on the earlier of (1) September 30, 2016 or (2) the date the Company obtained a new debt facility. The Company made the $2,500,000 payment on September 29, 2016 with the proceeds from a line of credit with Crestmark Bank. The remaining outstanding balance together with any unpaid accrued interest was due and unpaid on December 15, 2016. On December 28, 2016, the Company received a Notice of Default from Skyview because the Company failed to make a $1,460,508 payment on December 15, 2016. On June 1, 2017, we were served with a lawsuit from Skyview seeking judgment on the $1,460,508 outstanding balance due under the currently defaulted Skyview Note, plus accrued interest thereon, and also seeking to foreclose on the assets of Mimio that is now owned and operated by our Boxlight, Inc.

On September 11, 2017, the outstanding principal and accrued interest were settled in full with funds from the Sallyport Commercial Finance, LLC line of credit. As of December 31, 2016, outstanding principal and accrued interest for the Skyview Note were $1,460,508 and $1,905, respectively.

AHA Note

On June 3, 2016, prior to the Company’s acquisition, Boxlight Group issued a promissory note to AHA Inc. Co Ltd., a Korean corporation, in the amount of $1,895,413 to settle unpaid accounts payable of $1,866,418 for the purchases of inventory for the Company. Interest shall be payable in the amount of 6.5% per annum. The principal was due and payable in eight equal monthly principal payments in the amount of $236,926 beginning on June 30, 2016. Interest shall be paid in consecutive monthly installments for eight months, due and payable upon the last business day of each month. As of September 30, 2017, outstanding principal and accrued interest for AHA note were $610,783 and $42,095, respectively. As of December 31, 2016, outstanding principal and accrued interest were $610,783 and $12,401, respectively. The Company was not able to make monthly principal payments in accordance with note agreement and, accordingly, the note was in default at September 30, 2017 and December 31, 2016.

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

Accounts Receivable Financing – Sallyport Commercial Finance

On August 15, 2017, Boxlight Inc, and Genesis entered into a 12-month term account sale and purchase agreement with Sallyport  Commercial Finance, LLC (“Sallyport”). Pursuant to the agreement, Sallyport agreed to purchase 85% of the eligible accounts receivable of the Company with right of recourse back to the Company if the receivables are not collectible. This agreement requires a minimum monthly draw of $1,250,000 with a maximum facility limit of $6,000,000. Advances against this agreement accrue interest at 4% in excess of highest prime rate publicly announced from time to time with a floor of 4.25%. In addition, the Company is required to pay a $950 audit fee per day. The Company granted Sallyport a security interest to all of Boxlight Inc. and Genesis’s assets.

As of September 30, 2017, outstanding principal and accrued interest were $2,324,218 and $0, respectively. For the nine months ended September 30, 2017, the Company incurred interest expense and loan fees of $112,115.

NOTE 10 – SHORT-TERM DEBT– RELATED PARTIES

Line of Credit - Vert Capital

On September 30, 2014, the Company entered into a line of credit agreement with Vert Capital, the Company’s majority shareholder. Pursuant to the agreement, as amended, the Company obtained a line of credit from Vert Capital up to a maximum of $900,000 to complete its IPO process. The funds originally accrued interest at 10% per annum. Pursuant to an amendment to the purchase agreement with EDI entered in September 2016, the funds now accrue interest at 5.75% per annum. See Note 3. The advance is due on the effective date of the Company’s IPO. In connection with this agreement, the Company granted Vert Capital a security interest to all of its assets and properties which is subordinated to the Sallyport accounts receivable financing. As of September 30, 2017, outstanding principal and accrued interest under this agreement were $627,550 and $141,679, respectively. As of December 31, 2016, outstanding principal and accrued interest under this agreement were $822,550 and $115,319, respectively.

Line of Credit - Logical Choice Corporation-Delaware

On May 21, 2014, the Company entered into a line of credit agreement with Logical Choice Corporation-Delaware (“LCC-Delaware”), former sole member of Genesis. The line of credit allowed the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed accrued interest at 10% per annum. Interest accrued on any advanced funds was due monthly and the outstanding principal and any accrued interest were due in full on May 21, 2015. In May 2016, the maturity date was extended to May 21, 2018. The assets of Genesis have been pledged as a security interest against any advances on the line of credit. As of September 30, 2017, outstanding principal and accrued interest under this agreement was $54,000 and $14,555, respectively. As of December 31, 2016, outstanding principal and accrued interest under this agreement was $54,000 and $10,516, respectively.

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

NOTE 11 – CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

Convertible Note Payable – Mark Elliott

On January 16, 2015, the Company issued a note to Mark Elliott, the Company’s Chief Executive Officer, in the amount of $50,000. The note is due on December 30, 2017 as amended and bears interest at an annual rate of 10%, compounded monthly. The note is convertible to the Company’s common stock at the lesser of (i) $6.28 per share, (ii) a discount of 20% to the stock price if the Company’s common stock is publicly traded, or (iii) if applicable, such other amount negotiated by the Company. The note holder may convert all but not less than all of the outstanding principal and interest due under this note upon the conversion date. As of September 30, 2017, outstanding principal and accrued interest under this agreement were $50,000 and $13,548, respectively. As of December 31, 2016, outstanding principal and accrued interest under this agreement were $50,000 and $9,809, respectively.

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

Convertible Promissory Note– K Laser

On January 13, 2017, the Company issued a convertible promissory note to K Laser International Co., Ltd. (“K Laser”) in the amount of $1,000,000. The note is due on December 31, 2017 and bears interest at an annual rate of 8%, compounded monthly. The note is convertible into the Company’s common stock at $5.60 per share prior to a listing on a public exchange. If converted after a listing on a public exchange, the conversion shares shall be calculated as the average of the 7 days closing price. As of September 30, 2017, outstanding principal and accrued interest for the note were $1,000,000 and $28,055 respectively. The note is secured by all assets of the Company and subordinated to the Sallyport accounts receivable financing.

NOTE 12 – LONG-TERM DEBT – RELATED PARTIES

Marlborough Note

On April 1, 2016, the Company issued a $2,000,000 unsecured convertible promissory note to Marlborough Trust for the acquisition of Mimio. The Marlborough Note is convertible by the holder into the Company’s Class A common stock at a per share conversion price equal to 55% of the initial offering price. The Marlborough note bears a one-time simple interest charge of 8% and is due on March 31, 2019. On June 27, 2017, the Marlborough Trust entered into a note conversion agreement with Boxlight Parent under which the Marlborough Trust agreed, upon the effective date of the Company’s post-effective amendment to the Company’s registration statement on Form S-1, to convert 100% of the $2,000,000 Marlborough Note and $79,853 of accrued interest into shares of our Class A common stock at a conversion price of $6.30 per share, a total of 330,135 shares upon conversion. The effective date was August 29, 2017 at which time the outstanding note and accrued interest was converted to 330,135 shares. As of December 31, 2016, outstanding principal and long-term accrued interest for the Marlborough Note were $2,000,000 and $40,183, respectively.

EDI Note

On September 28, 2016, the Company entered into an amendment with EDI for the acquisition of Boxlight Group. The Company agreed to issue a $2,000,000 non-negotiable convertible promissory note to settle the unpaid balance of the account payable owed by Boxlight Group to EDI. The note bears a one-time simple interest charge of 4% and all principal and accrued interest is due on March 31, 2019. Following the completion of Boxlight Corporation’s IPO, the EDI Note is convertible into shares of Boxlight Corporation’s Class A common stock at a conversion price equal to 80% of the initial per share offering price of the Class A common stock offered under the IPO. Boxlight Corporation has the option, in lieu of issuing its Class A common stock, to prepay the entire unpaid principal amount of the EDI Note plus accrued interest thereon within 72 hours of the first conversion notice.

On May 11, 2017, the Company issued a $2,000,000 unsecured convertible promissory note to EDI replacing the 4% non-negotiable convertible promissory note of $2,000,000 issued at September 28, 2016. The new EDI Note is convertible into the Company’s Class A common stock at a per share conversion price equal to 55% of the initial offering price. The new note bears a one-time simple interest charge of 4% due on March 31, 2019.

On June 27, 2017, EDI entered into a note conversion agreement with Boxlight Parent under which EDI agreed, upon the effective date of the Company’s post-effective amendment to the Company’s registration statement on Form S-1, to convert 100% of the $2,000,000 convertible promissory note and $60,274 of accrued interest into shares of our Class A common stock at a conversion price of $6.30 per share, a total of 327,027 shares upon conversion. The effective date was August 29, 2017, at which time the outstanding note and accrued interest was converted to 327,027 shares.

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

Change in deferred revenue consisted of the following for the nine months ended September 30, 2017 and for the year ended December 31, 2016:

	September 30, 2017	December 31, 2016

Balance, beginning	$767,726	$-
Assumed from Boxlight Group	-	761,622
Additions	247,349	259,744
Amortization	(372,831)	(253,640)
Balance, ending	$642,244	$767,726

Deferred revenue – short-term	$403,870	$495,603
Deferred revenue – long-term	$238,374	$272,123

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

Upon the effectiveness of a registration statement registering for the resale of the Company’s Class A common stock and the listing of our Class A common stock on the Nasdaq Capital Market or other securities exchange, all of the shares of Series B and Series C Preferred Stock shall be automatically converted into the applicable number of shares of Class A common stock. All of the Series A Preferred Stock shall be automatically converted into Class A common stock not later than one year after the effective date of the Company’s registration statement in connection with an IPO of the Company’s Class A common stock. As of September 30, 2017 and December 31, 2016, the Company had issued 1,000,000 shares of Series B Preferred Stock for the acquisition of Genesis and 270,000 shares of Series C Preferred Stock for the acquisition of Boxlight Group.

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

In January 2015, the Company amended its articles of incorporation to state that the Company’s common shares consist of: 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of September 30, 2017 and December 31, 2016, the Company had 5,808,346 and 4,621,687 shares, respectively, of Class A common stock issued and outstanding. No Class B shares were outstanding at September 30, 2017 and December 31, 2016.

Issuances of common stock to K-Laser for cash

On September 28, 2016, pursuant to an amended agreement with EDI, K Laser, the principal stockholder of EDI, purchased 178,572 shares of Class A common stock at $5.60 per share. The per share sale price was intended to be 80% of the initial price per share of the Company’s Class A common stock offered to the public under IPO. Accordingly, the 178,572 shares of Class A common stock are subject to increase in the event that the initial offering price of the shares offered is less than $7.00. The $5.60 price and the number of shares sold in the private placement will not change if the initial per share offering price is greater than $7.00. The Company agreed to use $650,000 of the proceeds to retire a separate obligation owed by Boxlight Inc. to EDI.

Issuances of common stock for cash

In September 2016, the Company issued 18,014 shares of Class A common stock at $1.055 per share for cash of $19,000. As of September 30, 2017 and December 31, 2016, the Company had received cash of $18,900 and had subscriptions receivable of $100.

In November 2016, the Company issued 33,865 shares of Class A common stock at $5.906 per share for cash of $200,004.

Issuances of common stock for settlement of accounts payable and debt

In September and October 2016, the Company issued an aggregate of 94,735 shares at a fair value of $1.055 per share to settle accounts payable of $99,910 (including $77,268 accrued commission payable to Mark Elliott, the Company’s CEO).

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

In August 2017, EDI and Marlborough converted long-term convertible note payable and accrued interest of $4,140,127 in total into 657,162 shares of Class A common stock at a conversion price of $6.30 per share. See Note 12. No gain or loss was recorded on the conversion.

Distribution to Vert Capital

During the first quarter of 2016, Mimio was under the control of Vert Capital. It distributed cash of $700,375 to Vert Capital for payments of the Skyview Note prior to the acquisition by the Company.

Adoption of the 2014 Stock Option Plan

On September 19, 2014, the Board approved the Company’s 2014 Stock Option Plan. The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees, and consultants of the Company or a subsidiary of the Company under the plan is 2,390,438 shares. As of September 30, 2017, the Company had 1,591,357 shares reserved for issuance under the plan.

NOTE 15 – STOCK SPLITS

In December 2016, the Company completed a stock split of 0.948207171 for 1 of its Class A common stock increasing its outstanding Class A common stock to 4,621,687 shares. All share numbers or per share information presented give effect to the stock splits.

NOTE 16 – STOCK-BASED COMPENSATION

Stock Options

Following is a summary of the option activities during the nine months ended September 30, 2017:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31,2016	850,405	$0.08	7.29
Granted	18,000	$5.60	5.00
Exercised	(291,402)	$0.0001
Cancelled	(120,971)	$0.12
Outstanding, September 30, 2017	456,032	$0.35	5.25
Exercisable, September 30, 2017	334,091	$0.17	6.96

On May 13, 2016, the Company granted options to purchase 120,971 shares of Class A common stock at $0.12 per share to an employee for services. These options vest in four years and commenced in the quarter ended June 30, 2016 and expire 5 years from the date of grant. The options have a fair value of $109,000 that was calculated using the Black-Scholes option-pricing model.

On November 1, 2016, the Company entered into an amended employment agreement with its Chief Financial Officer, which amended the exercise price of the 291,402 options granted from $0.13 to $0.0001 per share. The options vesting term was changed to (i) 50% of the remaining unvested options shall vest immediately following the agreement, (ii) all remaining unvested options shall vest on March 31, 2017. Pursuant to the amendment of employment agreement, the fair value of options granted was changed to approximately $484,000 using the Black-Scholes option-pricing model. In 2017, the officer exercised the options and the Company issued 291,402 shares to the officer.

On April 4, 2017, the Company granted options to purchase 18,000 shares of Series A common stock at $5.60 per share to an employee for services. These options vest in four years and commenced in the quarter ended June 30, 2017 and expire 5 years from the date of grant. The options have a fair value of approximately $7,000 that was calculated using the Black-Scholes option-pricing model.

Variables used in the Black-Scholes option-pricing model for options granted during the year ended December 31, 2016 include: (1) discount rate of 0.97 - 0.99% (2) expected life of 3.75 to 3.96 years, (3) expected volatility range of 66 to 69%, and (4) zero expected dividends.

Variables used in the Black-Scholes option-pricing model for options granted during the nine months ended September 30, 2017 include: (1) discount rate of 1.47% (2) expected life of 3.75 years, (3) expected volatility of 68%, and (4) zero expected dividends.

For the nine months ended September 30, 2017 and 2016, the Company recorded stock compensation expense of $50,046 and $13,531, respectively.

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

Sales and Purchases - EDI

EDI, an affiliate of the Company’s major shareholder K-Laser, is a major supplier of products to the Company. For the nine months ended September 30, 2017 and 2016, the Company had purchases of $3,210,252 and $804,122, respectively, from Everest Display Inc. For the nine months ended September 30, 2017 and 2016, the Company had sales of $30,527 and $160,048, respectively, to Everest Display Inc. As of September 30, 2017 and December 31, 2016, the Company had accounts payable of $4,143,544 and $3,379,161, respectively, to Everest Display Inc.

Other advance - EDI

In 2017, the Company received cash of $235,000 and $250,000 from Taiwanese individuals and EDI, respectively. These individuals and EDI intended to purchase the Company’s Class A common shares. However, the sales were not finalized and these investors requested cash refunds. As of September 30, 2017, the Company has paid EDI $250,000. and has recorded the advances from Taiwanese individuals in accounts payable and accrued liabilities to third parties.

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

In October 2017, a supplier filed a lawsuit against the Company. See Note 20.

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

Operating Lease Commitments

The Company leases two office spaces under non-cancelable lease agreements. The leases provide that the Company pays only a monthly rental and is not responsible for taxes, insurance or maintenance expenses related to the property. Future minimum lease payments of the Company’s operating leases with a term subsequent to September 30, 2017 are as follows:

Year ending December 31,	Amount
2017	$67,350
2018	265,050
2019	60,600
Net Minimum Lease Payments	$393,000

The Company also has another office lease on a month-to-month basis. For the nine months ended September 30, 2017, aggregate rent expense was approximately $210,250.

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

Warrant Agreement

On November 7, 2014, the Company granted warrants to Lackamoola, LLC to purchase an aggregate of 23,904 shares of common stock with an exercise price equal to 110% of the price per share of the Company’s IPO or, in the situation that the Company becomes a publicly traded company through reverse merger or other alternative methods, the volume weighted average price per share for the 20 consecutive trading days immediately after the Company becomes a publicly traded company. These warrants expire on December 31, 2019. These warrants will be valued using Black-Scholes option-pricing Model upon the completion of the Company’s initial public offering.

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

The Company generated a portion of its revenues from two customers (13% and 10%) for the nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, the amount due from the two customers included in accounts receivable was $1,295,937 and $174,217, respectively. The loss of the significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company purchased a portion of materials from two vendors (41% and 31%) for the nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, the amounts due to one of the vendors included in accounts payable – related party was $4,143,544 and $3,379,161, respectively. As of September 30, 2017 and December 31, 2016, the Company had prepayments to another vendor included in prepaid expenses and other current assets of $724,856 and $228,552, respectively. The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 20 – SUBSEQUENT EVENTS

In October 2017, a supplier filed a lawsuit against the Company for outstanding debt and accrued interest owed by the Company of approximately $838,214. The lawsuit also included a claim for attorney fees of $83,846. The Company has obtained legal counsel and is in the process of negotiating a settlement.

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

Operating Results – Boxlight Corporation (Retrospectively adjusted for the acquisitions of Mimio and Genesis)

For the nine-month periods ended September 30, 2017 and 2016

Revenues. Total revenues for the nine months ended September 30, 2017 were $20,407,258 as compared to $15,371,130 for the nine months ended September 30, 2016. Revenues consist of product revenues, software revenues, installation and professional development. The increase was mainly due to the inclusion of Boxlight Group’s operating results for the nine months ended September 30, 2017. Boxlight Group was acquired on July 18, 2016, and was only included from July 18 through September 30 in the nine-month period ended September 30, 2016.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2017 was $14,595,780 as compared to $9,485,596 for the nine months ended September 30, 2016. Cost of revenues consist primarily of product cost, freight expenses and inventory write-downs. Cost of revenues increased because of the increase in revenues. Gross profit decreased mainly because Boxlight Group’s margin is lower than Mimio’s margin. Sales to Mimio’s customers decreased for the nine months ended September 30, 2017 and Mimio’s gross margin for the nine months ended September 30, 2016 was higher than usual. In addition, the Company incurred significantly more freight fees in early 2017 due to the usage of air freight shipments instead of ocean cargo in order to more quickly meet our customer’s needs.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2017 was $7,049,288 as compared to $4,701,275 for the nine months ended September 30, 2016. The increase mainly resulted from the inclusion of Boxlight Group’s operating expenses for the nine months ended September 30, 2017 and additional professional expenses incurred related to the initial public offering.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2017 was $357,955 as compared to $846,621 for the nine months ended September 30, 2016. The decrease mainly resulted from lower research and development activity in 2017.

Other income (expense), net. Other expense for the nine months ended September 30, 2017 was $309,424 as compared to $680,398 for the nine months ended September 30, 2016. The decrease was a result of the reduction in interest expense resulting from the conversion and payoff of debt in the third quarter of 2017.

Net loss. Net loss was $1,905,189 and $342,760 for the nine months ended September 30, 2017 and 2016, respectively. The change was mainly attributable to the decrease in gross profit, primarily due to the increase in freight costs incurred to air freight to our customers, along with the increase in operating expenses from the inclusion of Boxlight Group’s results for the nine months ended September 30, 2017.

For the three-month periods ended September 30, 2017 and 2016

Revenues. Total revenues for the three months ended September 30, 2017 were $10,228,389 as compared to $7,877,595 for the three months ended September 30, 2016. Revenues consist of product revenues, software revenues, installation and professional development. The increase was mainly due to the inclusion of Boxlight Group’s operating results for the three months ended September 30, 2017. Boxlight Group was acquired on July 18, 2016, and was only included from July 18 through September 30 in the three-month period ended September 30, 2016.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2017 was $7,327,701 as compared to $5,084,340 for the three months ended September 30, 2016. Cost of revenues consist primarily of product cost, freight expenses and inventory write-downs. Cost of revenues increased because of the increase in revenues. Gross profit decreased mainly because Boxlight Group’s margin is lower than Mimio’s margin. Sales to Mimio’s customers decreased for the three months ended September 30, 2017.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2017 was $2,295,101 as compared to $2,049,917 for the three months ended September 30, 2016. The increase mainly resulted from the inclusion of Boxlight Group’s operating expenses for the three months ended September 30, 2017 and additional professional expenses incurred related to the initial public offering.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2017 was $60,403 as compared to $244,515 for the three months ended September 30, 2016. The decrease mainly resulted from lower research and development activity in 2017.

Other income (expense), net. Other expense for the three months ended September 30, 2017 was $74,890 as compared to $601,258 for the three months ended September 30, 2016. For the three months ended September 30, 2016, the Company incurred additional interest expense for the extension of debt. In addition, for the three months ended September 30, 2017, the Company converted certain related parties’ debt into common shares.

Net Income and loss. Net income was $470,294 for the three months ended September 30, 2017 as compared to net loss of $102,435 for the three months ended September 30, 2016. The change was mainly attributable to the decrease in interest expense and research and development expenses.

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

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $783,181 and a working capital deficit of $4,414,859. For the nine months ended September 30, 2017 and 2016, we had net cash provided by (used in) operating activities of ($596,727) and 184,354, respectively. In addition, we had net cash provided by (used in) financing activities of $948,448 and ($706,084), respectively.

On August 15, 2017, the Company entered into a 12-month term line of credit agreement with Sallyport Commercial Finance, LLC. As of September 30, 2017, the outstanding principal balance on this facility was $2,324,218.

The Company must continue to raise funds and negotiate its debt payment terms, including the AHA Note that is currently in default, to continue to meet its liquidity requirements. Our principal plan to meet our liquidity requirements are to raise up to $7,000,000 in an IPO; with the option of converting up to $1,050,000 of debt into Class A common stock; and use a portion of the IPO proceeds to repay or renegotiate the Company’s debt obligations.

We financed our capital expenditures during the nine months ended September 30, 2017 primarily through the Sallyport line of credit, along with delaying payments on accounts payable, conversion of accounts payable to equity and the issuance of note payable to K-Laser.

On January 13, 2017, the Company issued a convertible promissory note to K-Laser International Co., Ltd. in the amount of $1,000,000. The note is due on December 31, 2017 and bears interest at an annual rate of 8%, compounded monthly. The note is convertible to the Company’s common stock at $5.60 per share prior to a listing on a public exchange. If converted after a listing on a public exchange, the conversion shares shall be calculated as the average of the 7 days closing price. As of September 30, 2017, outstanding principal and accrued interest for the note were $1,000,000 and $28,055, respectively. The note is secured by all assets of the Company. We used the proceeds for general working capital requirements.

In addition to our cash and banking arrangements, we had accounts receivable of $5,168,641 on September 30, 2017. Our accounts receivable provides an additional source of liquidity as cash payments are collected from customers in the normal course of business. Our accounts receivable balance fluctuates throughout the year based on the seasonality of the business.

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

Revenue Recognition

Revenue is comprised of product sales and service revenue, net of sales returns, co-operative advertising credits, early payment discounts and volume discount paid to VARs. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

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

There were no changes in our internal control over financial reporting that occurred during the nine-month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 1, 2017, a lawsuit was filed against the Company, Mimio LLC, Mim Holdings, VC2 Partners and Vert Capital Corp by Skyview Capital for breach of a $1,460,508 restated note. On September 11, 2017, we paid Skyview the sum of $1,577,653, which included the principal balance of $1,460,508, plus accrued interest of $117,145, due and payable to Skyview. Although we believe that we have paid this obligation in full, Skyview may seek additional costs and penalties as we have not received a release from Skyview in connection with the pending lawsuit.

In October 2017, a supplier filed a lawsuit against the Company for outstanding debt and accrued interest owed by the Company of approximately $838,214. The lawsuit also included a claim for attorney fees of $83,846. The Company has obtained legal counsel and is in the process of negotiating a settlement.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933 the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Lawrenceville, of the State of Georgia, on this 14th day of November, 2017.

BOXLIGHT CORPORATION

By:	/s/ JAMES MARK ELLIOTT
James Mark Elliott
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES MARK ELLIOTT	Chief Executive Officer and Chairman	November 14, 2017
James Mark Elliott	(Principal Executive Officer)

/S/ Henry (“Hank”) Nance	Chief Operating Officer	November 14, 2017
Henry (“Hank”) Nance

/s/ SHERI LOFGREN	Chief Financial Officer	November 14, 2017
Sheri Lofgren	(Principal Financial and Accounting Officer)

/s/ MICHAEL POPE	President and Director	November 14, 2017
Michael Pope

*	Director	November 14, 2017
Tiffany Kuo

*	Director	November 14, 2017
Robin Richards

*	Director	November 14, 2017
Dr. Rudolph Crew

*/s/ JAMES MARK ELLIOTT
James Mark Elliott
Authorized Signatory

