Form 10-K
period 2017-12-31
Boxlight Corp
filed 2018-04-02
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	annual Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017

OR

[ ]	Transition Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number: 001-37564

BOXLIGHT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	8211	46-4116523
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification Number)

BOXLIGHT CORPORATION

1045 Progress Circle

Lawrenceville, Georgia 30043

Phone: (678) 367-0809

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0001 par value	NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $_________

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock on March 28, 2018 was 9,648,198.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the reports we file with the SEC. Actual events or results may vary significantly from those implied or projected by the forward-looking statements due to these risk factors. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits thereto with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results and circumstances may be materially different from what we expect.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We are a global leading distributor of interactive projectors, high definition interactive LED flat panels, and integrated classroom accessory products. We believe we offer the most comprehensive and integrated line of interactive display solutions, audio products, peripherals and accessories for schools and enterprises. Our products are backed by nearly 30 years of research and development. We introduced the world’s first interactive projector in 2007 and received patents in 2010. We focus on developing easy-to-use solutions combining interactive displays with robust software to enhance the educational environment, ease the teacher technology burden, and focus on improving student outcomes.

Advances in technology and new options for introduction into the classroom have forced school districts to look for solutions that allow teachers and students to bring their own devices into the classroom, provide school district information technology departments with the means to access data with or without internet access, handle the demand for video, and control cloud and data storage challenges. Our design teams are able to quickly customize systems and configurations to serve the needs of clients so that existing hardware and software platforms can communicate with one another. We have created plug-ins for annotative software that make existing and legacy hardware interactive and allows interactivity with or without wires through our MimioTeach product. Our goal is to become a single source solution to satisfy the needs of educators around the globe and provide a wholistic approach to the modern classroom.

We pride ourselves in providing industry-leading service and support and have received numerous product awards. Our STEM product, Labdisc, won the BETT Awards 2018 in the tools for teaching, learning and assessment category. In 2017, our MimioStudio with MimioMobile was a BETT Awards finalist in the tools for teaching, learning and assessment area. Our Labdisc product was named Best of BETT 2017 for the Tech & Learning award. In 2017 our Labdisc product won Best In Show at TCEA. Our P12 Projector Series won the Tech & Learning best in show award at ISTE in 2017. Our MimioMobile App with Mimio Studio Classroom Software won the 2016 Cool Tool Award. We received the 2016 Award of Excellence for our MimioTeach at the 34th Tech & Learning Awards of Excellence program honoring new and upgraded software.

Since the Company launched its patented interactive projectors in 2007, we have sold them to public schools in the United States and in 49 other countries, as well as to the Department of Defense International Schools, and in approximately 3,000 classrooms in 20 countries, the Job Corp, the Library of Congress, the Center for Disease Control, the Federal Emergency Management Agency, nine foreign governments and the City of Moscow and numerous Fortune 500 companies, including Verizon, GE Healthcare, Pepsico, First Energy, ADT, Motorola, First Data and Transocean and custom built 4,000 projectors for the Israeli Defense Forces.

Our Company

Boxlight Corporation was incorporated in Nevada on September 18, 2014 for the purpose of acquiring technology companies that sell interactive products into the education market. As of the date of this Annual Report, we have three subsidiaries, consisting of Boxlight, Inc., Boxlight Latinoamerica, S.A. DE C.V. and Boxlight Latinamerica Servicios, S.A. DE C.V.

Effective April 1, 2016, Boxlight Corporation acquired Mimio LLC (“Mimio”). Mimio designs, produces and distributes a broad range of Interactive Classroom Technology products primarily targeted at the global K-12 education market. Mimio’s core products include interactive projectors, interactive flat panel displays, interactive touch projectors, touchboards and MimioTeach, which can turn any whiteboard interactive within 30 seconds. Mimio’s product line also includes an accessory document camera, teacher pad for remote control and an assessment system. Mimio was founded on July 11, 2013 and maintained its headquarters in Boston, Massachusetts. Manufacturing is by ODM’s and OEM’s in Taiwan and China. Mimio products have been deployed in over 600,000 classrooms in dozens of countries. Mimio’s software is provided in over 30 languages. Effective October 1, 2016 Mimio LLC was merged into Boxlight Inc.

Effective May 9, 2016, Boxlight Corporation acquired Genesis Collaboration LLC (“Genesis”). Genesis is a value added reseller of interactive learning technologies, selling into the K-12 education market in Georgia, Alabama, South Carolina, northern Florida, western North Carolina and eastern Tennessee. Genesis also sells our interactive solutions into the business and government markets in the United States. Effective August 1, 2016, Genesis was merged into Boxlight Inc.

Effective July 18, 2016, Boxlight Corporation acquired Boxlight, Inc., Boxlight Latinoamerica, S.A. DE C.V. (“BLA”) and Boxlight Latinoamerica Servicios, S.A. DE C.V. (“BLS”) (together, “Boxlight Group”). The Boxlight Group sells and distributes a suite of patented, award-winning interactive projectors that offer a wide variety of features and specifications to suit the varying needs of instructors, teachers and presenters. With an interactive projector, any wall, whiteboard or other flat surface becomes interactive. A teacher, moderator or student can use the included pens or their fingers as a mouse to write or draw images displayed on the surface. As with interactive whiteboards, interactive projectors accommodate multiple users simultaneously. Images that have been created through the projected interactive surface can be saved as computer files. The new Company’s new ProjectoWrite 12 series, launched in February 2016, allows the simultaneous use of up to ten simultaneous points of touch.

We are a leading technology company that focuses on the education and learning industry. We produce and distribute products including interactive projectors, 65”-98” ultra hi-resolution interactive LED panels, integrated STEM (Science, Technology, Engineering, & Mathematics) data logging products, and develop new products utilizing a combination of technologies utilizing Boxlight’s intellectual property portfolio. We invest in significant research and development, leverage our international manufacturing capabilities, and utilize an established global reseller network. Our goal is to become a single source, world-leading innovator, manufacturer and integrator of interactive products for schools and universities, as well as for training and instruction for business and governmental agencies.

The organizational structure of our companies is as follows:

Our Markets

In the United States, which is our primary market, we sell and distribute interactive educational products for K-12 to both public and private schools, the K-12 education sector represents one of the largest industry segments. In addition to its size, the U.S. K-12 education market is highly decentralized and is characterized by complex content adoption processes. The sector is comprised of approximately 15,600 public school districts across the 50 states and 132,000 public and private elementary and secondary schools. We believe this market structure underscores the importance of scale and industry relationships and the need for broad, diverse coverage across states, districts and schools. Even while we believe certain initiatives in the education sector, such as the Common Core State Standards, a set of shared math and literacy standards benchmarked to international standards, have increased standardization in K-12 education content, we believe significant state standard specific customization still exists, and we believe the need to address customization provides an ongoing need for companies in the sector to maintain relationships with individual state and district policymakers and expertise in state-varying academic standards.

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

According to “All Global Market Education & Learning”, an industry publication, the market for hardware products is growing due to increases in the use of interactive whiteboards and simulation-based learning hardware. Educational institutions have become more receptive to the implementation of hi-tech learning tools. The advent of technology in the classroom has enabled multi-modal training and varying curricula. In general, technology based tools help develop student performance when integrated with the curriculum. The constant progression of technology in education has helped educators to create classroom experiences that are interactive, developed and collaborative.

According to market research report “Markets and Markets Interactive Projector Market” 2016 research report, the interactive projector market was valued at $670 million in 2015 and is expected to reach $2,602 million by 2022, growing at a CAGR of 21.5% between 2016 and 2022. The increasing adoption of interactive projectors in the education segment, the low cost of interactive projectors compared to interactive whiteboards, and significant advantages of interactive projectors over conventional projectors are some of the factors that are driving the growth of the interactive market. Low awareness of the consumers regarding interactive projectors in developing countries restrains the growth of the market in those areas. The major players in the interactive projector market include Seiko Epson Corp. (Japan), BenQ Corp. (Taiwan), Boxlight (U.S.), Dell Technologies Inc. (U.S.), Panasonic Corp. (Japan), CASIO COMPUTER Co., Ltd. (Japan), NEC Display Solutions, Ltd. (Japan), Optoma Technology Inc. (U.S.), Touchjet Inc. (Singapore), and Delta Electronics Inc. (Taiwan).

Our Opportunity

We believe that our patented product portfolios and the software and products we intend to develop either alone or in collaboration with other technology companies positions us to be a leading manufacturer and provider of interactive educational products in the global educational and learning market. We believe that increased consumer spending driven by the close connection between levels of educational attainment, evolving standards in curriculum, personal career prospects and economic growth will increase the demand for our interactive educational products. Some of the factors that we believe will impact our opportunity include:

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

While the market has historically grown above the pace of inflation, averaging 7.2% growth annually since 1969, as expenditures by school districts and educational institutions are largely dependent upon state and local funding, the world-wide economic recession caused many states and school districts to defer spending on educational materials, which materially and adversely affected our historical revenues as well as those of many of our competitors. However, expenditures and growth in the U.S. K-12 market for educational content and services now appears to be rebounding in the wake of the U.S. economic recovery. Although, the economic recovery has been slower than anticipated, and there is no assurance that any further improvement will be significant, nonetheless, states such as Florida, California and Texas were all scheduled to adopt interactive educational materials for certain subjects, including reading and math, by 2016.

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

Growth in the E-learning Market

According to the “E-learning Market – Global Outlook and Forecast 2018-2023”

The introduction of technology-enabled learning that helps organizations train human resource is driving the growth of the global e-learning market. These training modules offer continuous and effective learning at an optimal cost and provide customized course content that meets the specific requirements of end-users. The advent of cloud infrastructure, peer-to-peer problem solving, and open content creation will help to expand business opportunities for service providers in the global e-learning market.

Vendors are also focusing on offering choices on the course content at competitive prices to gain the share in the global e-learning market. The exponential growth in the number of smartphone users and internet connectivity across emerging markets is driving the e-learning market in these regions. The introduction of cloud-based learning and AR/VR mobile-based learning is likely to revolutionize the e-learning market during the forecast period.

Major vendors are introducing technology-enabled tools that can facilitate the user engagement, motivate learners, and help in collaborations, thereby increasing the market share and attracting new consumers to the market. The growing popularity of blended learning that enhances the efficiency of learners will drive the growth of the e-learning market. The e-learning market is expected to generate revenue of $65.41 billion by 2023, growing at a CAGR of 7.07% during the forecast period.

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

Demand for Interactive Projectors is on the Rise

The interactive projector market was valued at $670.3 million in 2015 and is expected to reach $2.602M by 2022, growing at a CAGR of 21.5% between 2016 and 2022. The factors which are driving the growth of market include significant advantages of interactive projectors over conventional projectors, increased adoption of interactive projectors in the education segment, and the low cost of projectors compared to interactive whiteboards.

Additional Technologies

The delivery of digital education content is also driving a substantial shift in the education market. In addition to whiteboards, interactive projectors and interactive flat panels, other technologies are being adapted for educational uses on the Internet, mobile devices and through cloud-computing, which permits the sharing of digital files and programs among multiple computers or other devices at the same time through a virtual network. We intend to be a leader in the development and implementation of these additional technologies to create effective digital learning environments.

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

In training centers, we believe that our solutions help to enhance achievement levels with multi-modality (visual, auditory and kinesthetic) learning capabilities, improved interactivity and engagement and real-time assessment and feedback. Our solutions may also help improve an enterprise’s return on investment by providing better trained employees reducing training time and getting employees back to their jobs, reduced travel expenses, improved customers service from well-trained employees and reduced employee turnover.

Federal and State Funding According to “State of the K-12 Market Reports 2016”

New Student Support and Academic Enrichment Grant (SSAEG) dollars will likely begin to expand the market somewhat in the 2017-2018 school year. SSAEG is a new funding mechanism that provides flexible funding focused on efforts to promote a well-rounded education, create safe and healthy learning environments for students, and support the effective use of technology. Congress initially authorized SSAEG at $1.6 billion.

Despite the attention paid to the federal education budget, school funding continues to come primarily from state and local sources. For the 2014-2015 school year, state funding provided nearly half (46%) of total funding for K-12 schools, with local funding providing 44% of K-12 funding. The federal contribution was an average of 10%. Overall funding for all public and private K-12 education in the United States is currently about $665 billion.

States spend a significant amount of their overall budgets to support education. According to the National Association of State Budget Officers, states devote 20% of their overall spending to K-12 education. In FY2016, 41 states enacted spending increases for K-12 education resulting in a net increase of $14.7 billion, up from an $11.1 billion increase in FY2015. Thirty-five states also enacted spending increases for higher education. Only four states—Alaska, Hawaii, West Virginia, and Wisconsin—cut K-12 spending in FY2016.

Governors in 43 states called for higher spending in their FY2017 budget recommendations. As has been true for several years, governors’ proposed budgets direct most additional dollars to K-12 funding and Medicaid, the two largest areas of state general fund expenditures.

The Fiscal Survey of States, Spring 2016 confirms that state budgets continue to show moderate growth and stability. FY2016 (July 1, 2015 to June 30, 2016) marked the first time that aggregate spending levels surpassed the pre-recession peak level of FY2008, adjusted for inflation. For the most part, states have been able to close budget gaps and minimize mid-year budget cuts. Unemployment rates are going down, rainy day funds are growing, and states are focused on resolving issues around unfunded pension programs, ongoing health care and education costs, and pent-up infrastructure demand. Enacted 2016 budgets showed state revenues reaching $798 billion, an increase of 4%, compared with the 3% gain in fiscal 2015, when revenues stood at $748 billion. Revenue growth was widespread: 43 states enacted spending increases in FY2016, compared with 2015 levels. A small number of states face revenue shortfalls brought on by the decline in oil and natural gas prices.

Technology Budget Outlook Per “State of the K-12 Market Reports 2016”

The outlook for district technology budgets in the 2016-2017 school year continues the improvement seen last year, confirming schools’ emergence from the long shadow of the recession. Tech directors generally have quite positive expectations about their 2016-2017 budget. Compared with the prior two years, the 2016-2017 outlook is generally strong. Clearly technology directors are making some trade-offs from year to year, increasing spending in one category and balancing that increase by holding steady or slightly decreasing other categories.

Even in the schools’ worst recession years of 2010-2011 through 2012-2013, hardware and teacher training were most likely to see the largest percentage of districts planning to increase spending. The implementation of Common Core assessments likely drove some of this investment in hardware and teacher training in the past; however, the desire to increase overall student access to technology also plays a role. Districts may not be saying that one-to-one is their goal, but they continue to move in that direction. Their budget plans also reflect a clear awareness that teacher training is an essential element of any expansion of technology use.

District characteristics (size, metropolitan status, and region) are sometimes associated with differences in plans for technology spending. While no significant differences are seen by metropolitan status of region, looking at projected increases by district size reveals a difference in budget plans for hardware purchases. Medium-size districts are significantly more likely than their smaller counterparts to be planning increases in hardware budgets.

Our Current Products

We currently offer the following products:

MimioStudio Interactive Instructional Software

MimioStudio Interactive Instructional Software enables the creation, editing, and presentation of interactive instructional lessons and activities. These lessons and activities can be presented and managed from the front of the classroom using any of Boxlight’s front of classroom display systems including MimioTeach + our non-interactive projectors, ProColor Interactive LED panels, MimioBoard Touch + our non-interactive projectors, MimioFrame + our non-interactive projectors or ProjectoWrite “P” Series interactive projectors in either pen or touch controlled versions. MimioStudio can also be operated using MimioPad as a full-featured remote control or a mobile device such as an iPad or tablet which includes a display screen that fully replicates the front-of-classroom display generated by MimioStudio. Operation with a mobile device is enabled via the three-user license for MimioMobile, see next, provided with the MimioStudio license that accompanies all front-of-classroom devices from Mimio.

MimioMobile Collaboration and Assessment Application

The introduction of MimioMobile, a software accessory for MimioStudio, in 2014 introduced a new era of fully interactive student activities that are able to be directly and immediately displayed on the front-of-classroom interactive displays through MimioStudio.

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

Boxlight Front-of-Classroom Interactive Displays

Boxlight offers the broadest line of interactive displays, each of which provides large image size and interactive technology that complements the capabilities of MimioStudio and MimioMobile.

Boxlight Interactive Projectors

We offer a suite of patented, award-winning interactive projectors with a wide variety of features and specifications to suit the varying needs of instructors, teachers and presenters around the world. With an interactive projector any wall , whiteboard or other flat surface can become an interactive surface and enable computer control. A user can utilize a pen stylus or finger as a mouse or to write or draw images displayed on the screen. As with interactive whiteboards, the interactive projector accommodates multiple users simultaneously. Images that have been created through the projectors can be saved as computer files. Except for the ProjectorWrite 12 series, all the Boxlight Group interactive projectors use LCD or DLP technology.

We offer interactive projectors using lamp and laser illumination technologies. Each ultra-short throw model is available with pen-based interactivity using infra-red emitting pens or touch-based technology using an emitter that generates a laser curtain over the entire surface of an associated whiteboard.

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

The ProjectoWrite 9 series provides wired interactivity and features 60 frames per second. These projectors have built-in storage of up to 1.5 GB for on-the-go display; a USB or EZ WiFi LAN connection from the PC, Mac or mobile device to the interactive projector is required for interactivity with the projected images. The ProjectoWrite 9 interactive projector series allows for a maximum of ten interactive pens working simultaneously. Utilizing its patented embedded interactive CMOS camera at 60 frames per second, response time is less than 12 ms., and accuracy is within 3 pixels.

The ProjectoWrite 12 series is first in the Boxlight Group’s line of patented  finger-touch interactive projectors to offer a driverless installation. With the addition of a laser module, a moderator or student can use a finger, or any solid object, to interact and control the computer at the projected image. With 10-point touch, a user can capitalize on the new touch features of Microsoft Windows 10, emulating a tablet computer.

Boxlight ProColor Interactive Flat Panel Displays

Our ProColor series of interactive LED panels are available in five sizes of Interactive Flat Panel Displays – 55”, 65”, 70”, 75”, and 86” measured diagonally. Each offers a 4K resolution, and an optional PC Module slot for embedded Windows 10 and also include embedded Android computing capability for control, applications, and annotation that produce extraordinarily sharp images suitable for a range of classroom sizes. ProColor Interactive LED panels utilize infrared touch tracking technology, offering 10 points of touch for simultaneous interaction of multiple users. ProColor’s built-in speakers add room filling sound to the display’s vivid colors. The interactive LED panels feature Korean  glass with optical coatings that are highly scratch resistant and improve viewing angles and ambient light interference.

ProColor Display 490 Interactive Touch Table

The ProColor Display 490 Interactive Touch Table enables up to four students to work collaboratively or individually on a horizontal surface particularly well-suited to younger students or those with motor skill limitations. The height of the table can be adjusted electrically to accommodate a wide range of student ages and even wheelchairs.

Boxlight’s MimioBoard Interactive Touch Boards

Boxlight’s Interactive Touch Boards are available in 78” 4:3 aspect ratio and 87” 16:10 aspect ratio. These boards provide sophisticated interactivity with any projector because the touch interactivity is built into the board. Unlike many competitive products, Boxlight’s touch boards are suited for use with dry erase markers. Many competitive products advise against using dry erase markers because their boards stain. Boxlight’s touch boards use a porcelain-on-steel surface for durability and dry erase compatibility.

Boxlight’s MimioTeach Interactive Whiteboard

Boxlight’s MimioTeach is one of the company’s best known and longest-lived products. Hundreds of thousands of MimioTeach interactive whiteboards and its predecessor models are used in classrooms around the world. MimioTeach can turn any whiteboard (retrofit) into an interactive whiteboard in as little as 30 seconds. This portable product fits into a tote bag with room for a small desktop projector, which is attractive to teachers who move from classroom to classroom. For schools where “change is our normal,” MimioTeach eliminates the high cost of moving fixed-mount implementations

Boxlight’s MimioFrame retro-fittable Touch Board

Boxlight’s MimioFrame can turn a conventional whiteboard into a touchboard in 10-15 minutes. Millions of classrooms already have a conventional whiteboard and a non-interactive projector. MimioFrame user infrared (IR) technology embedded in the four sides of the frame to turn that non-interactive combination into a modern 10-touch-interactive Digital Classroom. No drilling or cutting is required, MimioFrame easily and quickly attaches with industrial-strength double-sided tape.

Boxlight’s MimioSpace ultra-wide 135” TouchBoard System

MimioSpace combines a, eleven-foot-wide 32-touch interactive whiteboard with a 16:6 aspect ratio ultra-wide projector to produce an extraordinary combination of digital classroom technology and the extremely wide working surface of classical blackboard-based classrooms.

Peripherals and accessories

We offer a line of peripherals and accessories, including amplified speaker systems, mobile carts, installation accessories and adjustable wall-mount accessories that complement its entire line of interactive projectors, LED flat panels and standard projectors. The height and tilt adjustable DeskBoard  mobile cart, which won the Best of ISTE in June 2014 for Best Hardware product, can be used as an interactive screen or interactive desktop with the ProjectoWrite 8 ultra-short throw interactive projectors.

Boxlight’s MimioVote Student Assessment System

Boxlight’s MimioVote is a handheld “clicker” that enables student assessment with essentially zero training. MimioVote is so simple it genuinely qualifies as intuitive, an elusive and often proclaimed attribute that is actually merited by MimioVote. MimioVote fully integrates into the MimioMobile environment and offers everything from attendance to fully immersive and on-the-fly student assessment. The MimioVote was specifically designed to survive the rigors of even kindergarten and elementary classrooms where being dropped, stepped on, and kicked are all part of a normal day. The handset’s non-slip coating helps keep it from sliding off desktops or out of little hands. Should they take wing, the rugged construction keeps them working.

Boxlight’s MimioPad wireless pen tablet

MimioPad is a lightweight, rechargeable, wireless tablet used as a remote control for the MimioStudio running on a teacher’s Windows, Mac, or Linux computer. MimioPad enables the teacher to roam the classroom which significantly aids classroom management. MimioPad is a classroom management tool which can be handed off to enable a student to be part of the interactive experience – all without getting up and going to the front of the room.

Boxlight’s MimioView document camera

Boxlight’s MimioView is a document camera that is integrated with MimioStudio to make the combination easy to use with a single cable connection that carries power, video, and control. MimioView is fully integrated into our MimioStudio software solution and is controlled through the applications menu of the quick menu. With 2 clicks, the teacher or user can turn on, auto-focus, and illuminate the included LED lights for smooth high-definition images.

Audio Solutions

We offer SoundLite audio solutions as an affordable and easy-to-install amplified speaker system for use with all of our projectors. The 30 watt SoundLite product is available with a wireless RF microphone. This device produces quality stereo sound in any room.

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

Non-Interactive projectors

We distribute a full line of standard, non-interactive projectors. The Cambridge Series features embedded wireless display functions and is available in short and standard throw options. Offering brightness from 2,700 to 4,000 lumens, we furnish projectors for small classrooms to large classrooms with the Cambridge platform. This series is available in both XGA and WXGA resolutions to replace projectors on existing interactive whiteboards in classrooms operating on limited budgets. The Boxlight Group has designed this platform to provide easy user maintenance with side-changing lamps and filters and developed HEPA filtration systems for harsh environments.

Over the past several years, we have together with strategic allies, provided customized products that fit specific needs of customers, such as the Israeli Ministry of Defense. Working with Nextel Systems, the Boxlight Group delivered approximately 4,000 projectors, with special kitting performance, asset tagging, custom start up screens, operating defaults appropriate for harsh environments, and other unique product specifications. the Boxlight Group also met requirements that each projector contain at least 51% U.S. content and be assembled in the United States. A service center was appointed in Israel to provide warranty service and support. The US Army in connection with the Israeli Defense Forces found the Boxlight Group to be the only manufacturer able to meet the stringent requirements, leading not only to the original multi-year contract, but to extensions for favorable execution and performance.

Integration Strategy

We have centralized our business management for all acquisitions through an enterprise resource planning system. We have streamlined the process to drive front-line sales forecasting to factory production. Through the enterprise resource planning system, we have synchronized five separate accounting and customer relationship management systems through a cloud-based interface to improve inter-company information sharing and allow management at the Company to have immediate access to snapshots of the performance of each of our subsidiaries. As we grow, organically or through acquisition, we plan to move to a multi-currency model of our enterprise resource planning system.

Logistics; Suppliers

Logistics is currently provided by our Lawrenceville, Georgia facility. Contract manufacturing for Boxlight’s products are through ODM and OEM partners according to specific engineering specifications and utilizing IP developed and owned by Boxlight. Boxlight’s factories for ODM and OEM are located in Taiwan, China and Germany.

Technical Support and Service

The Company currently has its technical support and service centers located near Seattle, WA and in Atlanta, GA. Additionally, the Company’s technical support division is responsible for the repair and closing of customer service cases, resulting in more than 60% of the Company’s customer service calls ending in immediate closure of the applicable service case. We accomplish this as a result of the familiarity between our products and the customer service technician.

Sales and Marketing

Our sales force consists of nine regional account managers in the US, two in Latin America, three in Europe, two sales support staff and one Vice President of Sales. Our marketing team consists of one Vice President of Global Marketing, One Vice President of Marketing Communications and Public Relations, one Marketing Coordinator and four contractors. Our sales force and marketing teams primarily drive sales of interactive flat panels, interactive whiteboards, interactive projectors, interactive touch table, education software, STEM data logging products and related peripherals and accessories to school districts, throughout North, Central and South America, Europe, the Middle East and Asia. In addition, we go to market through an indirect channel distribution model and utilize traditional value-added resellers and support them with training to become knowledgeable about the products we sell. We currently have approximately 800 resellers.

We believe Boxlight offers the most comprehensive product portfolio in today’s education technology industry, along with best-in-class service and technical support. Boxlight’s award-winning, interactive classroom technology and easy to use line of classroom hardware and software solutions provide schools and districts with the most complete line of progressive, integrated classroom technologies available worldwide.

Competition

In the interactive education industry, we face substantial competition from developers, manufacturers and distributers of interactive learning products and solutions. The industry is highly competitive and characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of interactive projectors and interactive whiteboards. We face increased competition from companies with strong positions in certain markets we serve, and in new markets and regions we may enter. These companies manufacture and/or distribute new, disruptive or substitute products that compete for the pool of available funds that previously could have been spent on interactive displays and associated products. Our ability to integrate our technologies and remain innovative and develop new technologies desired by our current and potential new contract manufacturing customers will determine our ability to grow our contract manufacturing divisions.

The Company competes with other developers, manufacturers and distributors of interactive projectors and personal computer technologies, tablets, television screens, smart phones. Interactive whiteboards, since first introduced, have evolved from a high-cost technology that involves multiple components, requiring professional installers, to a one-piece technology that is available at increasingly reduced price points and affords simple installations. With lowered technology entry barriers, we face heated competition from other interactive whiteboard developers, manufacturers and distributors. However, the market presents new opportunities in responding to demands to replace outdated and failing interactive whiteboards with more affordable and simpler solution interactive whiteboards. In addition, the Company has begun to see expansion in the market to sales of complementary products that work in conjunction with the interactive technology, including software, audio solutions, data capture, and tablets.

Employees

As of December 31, 2017, we had approximately 43 employees, of whom 4 are executives, 5 employees are engaged in product development, engineering and research and development, 16 employees are engaged in sales and marketing, 9 employees are engaged in administrative and clerical services and 9 employees are engaged in service and production. In addition, a total of approximately 8 individuals provide sales agency services to us as independent contractors.

None of our employees are represented by labor organizations. We consider our relationship with our employees to be excellent. A majority of our employees have entered into non-disclosure and non-competition agreements with us or our operating subsidiaries.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” this item is not required.

RISKS RELATED TO OUR BUSINESS

ITEM 2. PROPERTIES

Our corporate headquarters is located at 1045 Progress Circle, Lawrenceville, Georgia 30043, in a building of approximately 48,000 square feet, for which we pay approximately $20,000 per month as rent through March 2019. Our corporate headquarters house our administrative offices as well as distribution operations and assembly for the Boxlight brand.

We also maintain an office in Poulsbo, Washington, for sales, marketing, technical support and service staff.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on the NASDAQ Capital Market, or NASDAQ, under the symbol “BOXL” on November 30, 2017. Prior to that time, our common stock was not traded on any exchange or quoted on any over the counter market. The prices set forth below reflect the quarterly high and low sales prices per share for our common stock, as reported by the NASDAQ:

	High		Low
2018
First Quarter (through March 9)		$6.97		$4.00

2017
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter		$7.98		$5.74

2016
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A

Holders

As of March 22, 2018, we have 407 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock. Holders of our common stock are entitled to receive dividends, if any, declared and paid from time to time by the Board of Directors out of funds legally available. We intend to retain any earnings for the operation and expansion of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and other factors that our Board of Directors may consider.

Equity Compensation Plans

Adoption of the 2014 Stock Option Plan

On September 19, 2014, prior to the listing of our common stock on NASDAQ, the Board approved the Company’s 2014 Stock Option Plan. The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees, and consultants of the Company or a subsidiary of the Company under the plan is 2,390,438 shares.

The following table provides information as of December 31, 2017 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	812,574	$3.01	1,577,864
Equity compensation plans not approved by security holders	870,717	$7.70	-
Total

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

On January 30, 2017, a Registration Statement on Form S-1 (Reg. No. 333-204811) was declared effective with the Securities and Exchange Commission. A Post-Effective Amendment to the Registration Statement was declared effective on August 29, 2017, for the sale of up to 1,000,000 shares of Class A common stock of the Company at an initial offering price of $7.00 per share. The offering was consummated on November 30, 2017 by the Company with Aegis Capital Corp, as the lead placement agent on a “best efforts” basis, without a firm commitment by Aegis, who had no obligation or commitment to purchase any of the Company’s shares. The Company received gross proceeds in the amount of $7,000,000.

From the effective date of the Registration Statement to December 31, 2017, we incurred actual expenses in the amount of approximately $1,034,000. We had net proceeds from the offering in the amount of $5,678,609 and converted accounts payable into common stock on IPO of $287,119.

We have used approximately $3,500,000 of the net proceeds as of December 31, 2017. The net proceeds were used to pay the Skyview Note, purchase inventory and for general working capital requirements.

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

In addition, we have implemented a comprehensive plan to reach profitability for our business acquisitions. Highlights of this plan include:

●	We have integrated products of the acquisition companies and cross trained our sales reps to increase their offerings. The combination of products and cross training has already resulted in increased sales. The synergy we have found between the products of Boxlight and Mimio are adding opportunities to resellers for both companies to increase their sales.

●	Recently hired new sales representatives with significant education technology sales experience in their respective territories and our current pipeline has reached a record high level.

●	We are seeing increased demand in the US market for technology sales and have the products and infrastructure in place to handle our expected growth.

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

Other income (expense), net

Other income (expense), net consists of interest expense associated with our debt financing arrangements and interest income earned on our cash. We do not utilize derivatives to hedge our foreign exchange risk, as we believe the risk to be immaterial to our results of operations.

Income tax expense

We are subject to income taxes in the United States and Mexico in which we do business. Mexico has a statutory tax rate different from those in the United States. Additionally, certain of our international earnings are also taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Operating Results – Boxlight Corporation (Retrospectively adjusted for the acquisitions of Mimio and Genesis)

For the years ended December 31, 2017 and 2016

Revenues. Total revenues for the year ended December 31, 2017 were $25,743,612 as compared to $20,371,826 for the year ended December 31, 2016. Revenues consist of product revenue, software revenue, installation and professional development. For the year ended December 31, 2016, Boxlight Group’s operating results were only included in the balances from their acquisition date on July 18, 2016 through December 31, 2016. Accordingly, the increase in revenues in 2017 is primarily attributable to the inclusion of Boxlight Group’s revenues for a full year in 2017.

Cost of Revenues. Cost of revenues for the year ended December 31, 2017 was $19,329,831 as compared to $12,959,749 for the year ended December 31, 2016. Cost of revenues consists primarily of product cost, freight expenses and inventory write-downs. Cost of revenues increased due to the increase in revenues. Another factor resulting in an increase in cost of revenues was the Company sold product in some instances at a lower margin in exchange for improved payment terms. Freight expenses as a component of cost of revenues increased approximately $1.7 million in 2017 due to alternative freight arrangements. Prior to the completion of our IPO, we had restrictive credit terms with existing freight vendors due to cash restrictions. These costs are expected to be significantly reduced in 2018.

Gross Profit. Gross profit for the year ended December 31, 2017 was $6,413,781 as compared to $7,412,077 for the year ended December 31, 2016 due to the sale of some products at lower margins to increase cash flow and increased freight costs in the amount of approximately $1.7 million.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2017 was $13,086,120 as compared to $7,689,898 for the year ended December 31, 2016. The increase resulted from the inclusion of a full year of Boxlight Group’s operating expenses included for the year ended December 31, 2017, along with $4 million of non-cash stock compensation expense.

Research and Development Expense. Research and development expense was $465,940 and $1,008,433 for the years ended December 31, 2017 and 2016, respectively. Research and development expense primarily consists of costs associated with Mimio’s development of proprietary technology. The decrease was due to the company’s decision to decrease research and development expenditures in 2017. The R&D investments are cyclical and we had limited major enhancements to our software products or new hardware launches. A significant portion of our research and development is now paid for by several of our contract manufacturers.

Other income (expense), net. Other expense for the year ended December 31, 2017 was $158,830 as compared to $775,729 for the year ended December 31, 2016. During 2017, the Company settled debt and other liabilities with a net gain of $276,026. In 2016, the Company amended a note payable agreement that resulted in $350,000 of additional interest expense in August, which resulted in a significant increase in interest expense. Additionally, the Company issued additional notes to acquire Mimio and Boxlight Group during 2016 resulting in an increase in interest expense.

Net loss. Net loss was $7,297,109 and $2,061,983 for the years ended December 31, 2017 and 2016, respectively. There were some major contributing factors to the increase in net loss in 2017, including expense incurred in the amount of $4 million for non-cash stock compensation expense and approximately $1.7 million in additional freight expense.

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding operations, we supplement our consolidated financial statements presented on a basis consistent with U.S. generally accepted accounting principles and EBITDA and Adjusted EBITDA, both non-GAAP financial measures of earnings.

EBITDA represents net income before income tax expense, interest income, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, plus stock compensation expense and non-recurring expenses. Our management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of our business model. We use these non-GAAP financial measures to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. We find this especially useful when reviewing results of operations, which include large non-cash amortizations of intangibles assets from acquisitions. Investors should consider our non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains reconciliations of net losses to EBITDA for the periods presented.

Reconciliation of net loss for the year ended

December 31, 2017 and 2016 to EBITDA

(in thousands)	2017	2016
Net loss	$(7,297)	$(2,062)
Depreciation and amortization	747	353
Interest expense	635	818
EBITDA	$(5,915)	$(891)

The following table contains reconciliations of net losses to adjusted EBITDA for the periods presented.

Reconciliation of net loss for the year ended

December 31, 2017 and 2016 to Adjusted EBITDA

(in thousands)	2017	2016
Net income (loss)	$(7,297)	$(2,062)
Depreciation and amortization	747	353
Interest expense	635	818
Stock compensation expense	4,240	464
Non-recurring IPO expenses	-	528
Adjusted EBITDA	$(1,675)	$101

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

Liquidity and Capital Resources

In 2017, the Company struggled with liquidity issues due to credit limitations and the added expenses necessary to fund the initial public offering. The liquidity issues led to a significant increase in freight costs to enable us to meet shipping demands of our customers. We also sold product, in some instances, at lower margins in exchange for improved payment terms.

Our liquidity and capital resources were significantly improved through funding from our initial public offering in November 2017, along with our ability to close on a lending agreement in August 2017 that allows us to borrow using our accounts receivable as collateral.

The Company made great strides in 2017 improving our balance sheet through debt repayments and debt conversions. Our total short-term and long-term debt was decreased from $7,778,917 at December 31, 2016 to $856,449 at December 31, 2017.

As of December 31, 2017, we had cash and cash equivalents of $2,010,325. We financed our operations and our capital expenditures during the year ended December 31, 2017 primarily through our initial public offering and a financing agreement entered into with a lender.

The Company’s initial public offering was completed on November 30, 2017. The Company raised the maximum amount offered of 1,000,000 shares and received net proceeds through the offering of $5,678,609.

On August 15, 2017, the Company entered into a $6,000,000 accounts receivable sale and purchase agreement with Sallyport Commercial Finance, LLC (“Sallyport”). Pursuant to the agreement, Sallyport agreed to purchase 85% of the eligible accounts receivable of the Company with the right of recourse.

In addition to our cash and banking arrangements, we had accounts receivable of $3,089,932 on December 31, 2017. Our accounts receivable and our ability to borrow agains accounts receivable provides an additional source of liquidity as cash payments are collected from customers in the normal course of business. Our accounts receivable balance fluctuates throughout the year based on the seasonality of the business. At December 31, 2017, we had additional borrowings available under the credit agreement of $1.5 million.

Our other cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases and other operating leases. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations.

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

Our significant accounting policies are discussed in notes of the consolidated financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

1.	Revenue recognition
2.	Acquisition of Boxlight Group
3.	Common control transactions
4.	Long-lived assets
5.	Intangible assets
6.	Share-based compensation

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

As a “smaller reporting company,” this item is not required.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to insufficient personnel resources within the accounting function to segregate the duties and insufficient written policies procedures over accounting transaction processing and period end financial disclosure, resulting in ineffective oversight in the establishment and proper monitoring controls over accounting and financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2017, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, due to insufficient personnel resources within the accounting function to segregate the duties and insufficient written policies and procedures over accounting transaction processing and period end financial disclosure.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information concerning our directors, executive officers and other key members of our management team as of March 29, 2018:

Name	Age	Position(s)
James Mark Elliott	66	Chief Executive Officer and Director
Henry (“Hank”) Nance	45	Chief Operating Officer
Takesha Brown	45	Chief Financial Officer
Michael Pope	37	President and Director
Tiffany Kuo	28	Non-Executive Director
Rudolph F. Crew	67	Independent Director (1) (2) (3)
Steve Hix	79	Independent Director (1) (3)
Dale Strang	58	Independent Director (1) (2) (3)
Robin D. Richards*	61	Independent Director
Harold Bevis	58	Independent Director (2) (3)

* Mr. Richards resigned for personal reasons on February 23, 2018.

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

Takesha Brown. Ms. Brown was appointed by our Board on March 15, 2018 as our Chief Financial Officer. Since April 2017, Ms. Brown has served as the Company’s Controller. Prior to that, from 2010 through 2017, Ms. Brown first served in the role as Controller and then as Financial Reporting Manager at General Electric in Atlanta, Georgia. Ms. Brown started her career in public accounting, first with PricewaterhouseCoopers, then moving to Ernst & Young and staying there until 2010. At the time of her departure from Ernst & Young, Ms. Brown was an Audit Senior Manager. Ms. Brown is a licensed CPA with a Bachelor of Science in Commerce and Business Administration and a Masters of Accounting from The University of Alabama.

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

Steve Hix. Mr. Hix has been a director of our company since June 30, 2017. He is a business executive and founder of numerous public and private companies spanning his 40-year business career. Since 2012, Mr. Hix has served as the President of Circle Technology, a wireless presentation company. Previously, he was the Founder & CEO of InFocus Systems from 1987-1993 (projector company) which grew to nearly $1 billion in sales and had a market value of more than $2 billion as a public company. He was also the Founder, CEO & President of Phix Focus (R&D in Display Technology and Touch Screen Technology) 2005-2012, CEO of i3 Identification International (finger printing technology company) 2005-2010, Founder of Advan Media (Advertising Trucks with Digital Display Screens) 2003-2005, Founder & CEO of SARIF (High Temperature Poly-silicon LCD) 1993-2002, founder of Motif, Inc. (High Speed LCD Technology) 1990-1993, and co-Founder of Planar Systems (Electroluminescence Technology) 1983-1987. Mr. Hix has nearly a dozen patents in the display technology and wireless transmission space and continues to be a pioneer in the industry. He began his career serving the US Navy as Naval Intelligence and sits on the board of several companies including Melexis, Community Foundation of Southwest Washington and Puget Sound Blood Center.

Dale Strang. Mr. Strang has been a director of our company since August 10, 2017. He has served as a Senior Vice President of Media Strategy & Operations at Healthline Networks since 2015. Mr. Strang was President and Chief Excutive officer of SpinMedia from 2013 to 2015. Mr. Strang was the Chief Executive Officer and President at Viximo from 2010 to 2012. Mr. Strang has over 25 years of media experience with successful businesses including IDG, Ziff-Davis and IGN/Fox Interactive. Mr. Strang has more than 18 years of experience in consumer technology and video game publishing, including 14 years at the senior management level. He served as Executive Vice President and General Manager, Media Division, of IGN Entertainment. In this position, he oversaw advertising sales, marketing and the production of editorial content for all IGN entertainment media properties.

Harold Bevis. Mr. Bevis has served as a Director since March 2018. He has 25 years of business leadership experience, including 15 years as a Chief Executive Officer. He was a business leader at both GE and Emerson Electric. He has led or directed 8 businesses in 6 industries, 148 plants in 22 countries, 12 new business/new plant startups, 11 acquisitions, 24 business/plant expansions, and over 10,000 employees. Mr. Bevis is currently President of OmniMax International, a portfolio of building products businesses, since October 2017. Mr. Bevis earned a BS degree in industrial engineering from Iowa State University and an MBA degree from Columbia Business School. He is a member of the National Association of Corporate Directors and has served on 5 Boards of Directors. Since June 2014, he has served at Commercial Vehicle Group, a NASDAQ listed company, where he serves as a member of the audit and compensation committees.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director is a party in a legal proceeding adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries. No executive officer or director has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

●	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms. Officers are elected by, and serve at the discretion of, the board of directors. Our board of directors shall hold meetings on at least a quarterly basis.

Director Independence

As of the date of this Annual Report, Dr. Rudy Crew, Steve Hix and Dale Strang are our current independent directors. As a Nasdaq listed company, we believe that the foregoing directors satisfy the definition of “Independent Director” under Nasdaq Rule 5605(a)(2). In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

On February 23, 2018, Mr. Robin D. Richards resigned from the Board of Directors for personal reasons and not as a result of any disagreements between Mr. Richards and the Company on any matter relating to the Company’s operations, policies or practices. On March 15, 2018 the Board elected Harold Bevis to join the Board of Directors. Mr. Bevis accepted the position on March 29, 2018.

Board Committees

Our board of directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our board of directors has adopted written charters for each of these committees. Copies of the charters are available on our website at www.boxlightcorp.com. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Board Leadership Structure and Role in Risk Oversight

Mr. Elliott holds the positions of chief executive officer and chairman of the board of the Company. The board believes that Mr. Elliott’s services as both chief executive officer and chairman of the board is in the best interest of the Company and its shareholders. Mr. Elliott possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing us in our business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters relating to the business. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our shareholders, employees and customers.

The Board has not designated a lead director. The independent directors can call and plan their executive sessions collaboratively and, between meetings of the Board, communicate with management and one another directly. Under these circumstances, the directors believe designating a lead director to take on responsibility for functions in which they all currently participate might detract from rather than enhance performance of their responsibilities as directors.

Corporate Governance

Audit Committee

According to its charter, the Audit Committee consists of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of NASDAQ, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). A copy of our Audit Committee Charter is located under the “Corporate Governance” tab on our website at www.boxlight.com. The Audit Committee members shall consist of Mr. Hix, serving as our Audit Chair, Mr. Strang and Dr. Crew. All members of the Audit Committee are independent directors. The Audit Committee will assist the Board by overseeing the performance of the independent auditors and the quality and integrity of our internal accounting, auditing and financial reporting practices. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating the engagement of, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. Our board has determined that we have at least one “audit committee financial expert,” as defined by the rules and regulations of the SEC and that is Mr. Hix.

Compensation Committee

The Compensation Committee members are Mr. Strang, Dr. Crew and Mr. Bevis. The Compensation Committee shall make recommendations to the Board concerning salaries and incentive compensation for our officers, including our principal executive officer, and employees and administers our stock option plans. A copy of our Compensation Committee Charter is located under the “Corporate Governance” tab on our website at www.boxlight.com.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee members are Dr. Crew, Mr. Hix, Mr. Bevis Steve Hix and Mr. Strang. All members of the Corporate Governance and Nominating Committee are independent directors. The Corporate Governance and Nominating Committee assists the Board in identifying qualified individuals to become board members, in determining the composition of the Board and in monitoring the process to assess Board effectiveness. A copy of our Corporate Governance and Nominating Committee Charter is located under the “Corporate Governance” tab on our website at www.boxlight.com.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board

We do not currently have a procedure by which security holders may recommend nominees to the Board. Prior to the listing of our common stock on NASDAQ, as a private company with a limited shareholder base, we did not believe that it was important to provide such a procedure. However, in connection with our listing on NASDAQ and the requirement to hold annual shareholder meetings, we will consider implementing such a policy in the future.

Director Qualifications

The Board of Directors is responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. There are general requirements for service on the Board that are applicable to directors and there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Corporate Governance and Nominating Committee considers the qualifications of director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

In its assessment of each potential candidate, including those recommended by the stockholders, the Corporate Governance and Nominating Committee will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board. The Corporate Governance and Nominating Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company. evaluate the business experience, specialized skills and experience of director candidates. Diversity of background including diversity of race, ethnicity, international background, gender and age, may be considered by the Nominating and Corporate Governance Committee when evaluating candidates for Board membership.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code will be made available on the Corporate Governance section of our website, which is located at www.boxlight.com. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2017; except for the following:

		Transactions	Number of
Name	Late Reports	Covered	Shares
Michael Pope	Form 3	Common stock	637,453
		Warrants	199,203
	Form 5	Common stock	659,987
Steven Hix	Form 3	Common stock	-
	Form 5	Stock options	50,000
Dale Strang	Form 3	Common stock	-
	Form 5	Stock options	50,000
John Patrick Henry	Form 3	Common stock	-
	Form 5	Stock options	8,990
Everest Display Inc.	Form 3	Common stock	565,122
	Form 4	Common stock	1,903,586

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding the total compensation received by, or earned by, our Chief Executive Officer, our President and Chief Operating Officer and our Chief Financial Officer (collectively, the “named executive officers”) during the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Option Awards ($)		Total ($)
James Mark Elliott, Chief Executive Officer	2016	125,000	-	(2)	125,000
James Mark Elliott, Chief Executive Officer	2017	129,884	-	(2)	129,884

Michael Pope, President	2016	23,885	-		23,885
Michael Pope, President	2017	163,419	-		163,419

Henry (“Hank”) Nance, Chief Operating Officer	2016	130,545	-		130,545
Henry (“Hank”) Nance, Chief Operating Officer	2017	147,606	126,452	(5)	274,058

Sheri Lofgren, former Chief Financial Officer (1)	2016	170,000	484,235	(3)	654,235
Sheri Lofgren, former Chief Financial Officer (1)	2017	227,500	204,397	(3)	431,897

Takesha Brown, Chief Financial Officer (1)	2016	-	-		-
Takesha Brown, Chief Financial Officer (1)	2017	98,116	6,617	(4)	104,733

(1)	On March 15, 2018, Sheri Lofgren, the Chief Financial Officer of the Company tendered her resignation from such position. On the same date, the Board appointed Ms. Takesha Brown to serve as the new Chief Financial Officer of the Company.

(2)	On September 18, 2014, the Company granted 331,841 options to Mark Elliott Chief Executive Officer, with an exercise price of $0.13 per share, a term of 5 years and vesting over a 3-year period. The options have a fair value of $1 at grant date using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.09% (2) expected life of 5.75 years, (3) expected volatility of 69%, and (4) zero expected dividends. During the years ended December 31, 2017 and 2016, the Company recorded $0 stock compensation expense.

(3)	On September 18, 2014, the Company granted 291,402 options to Sheri Lofgren, former Chief Financial Officer, with an exercise price of $0.13 per share, a term of 5 years and vesting over a 3-year period. The options have a fair value of $1 at grant date using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.09% (2) expected life of 5.75 years, (3) expected volatility of 69%, and (4) zero expected dividends.

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

In November 2017, the Company granted options to purchase 29,200 options at $0.0001 per share to its former Chief Financial Officer for services. These options vested immediately and expire 5 years from the date of grant. The options had a fair value of approximately $204,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

(4)	On April 4, 2017, the Company granted options to purchase 18,000 shares of Series A common stock at $5.60 per share to the Chief Financial Officer for services. These options vest in four years and commenced in the quarter ended June 30, 2017 and expire 5 years from the date of grant. The options have a fair value of approximately $7,000 that was calculated using the Black-Scholes option-pricing model.

(5)	In November 2017, the Company granted options to purchase 37,829 options at $7.00 per share to its Chief Operating Officer for service. These options vest in 3 years and expire 5 years from the date of grant. The options had a fair value of approximately $126,000 on grant date that was calculated using the Black-Scholes option-pricing model.

Employment Agreements

We entered into employment agreements with Mr. Elliott, Mr. Nance, Ms. Lofgren, Mr. Pope and Ms. Brown, the terms of which are set forth below.

James Mark Elliott

The Company entered into an employment agreement with Mr. Elliott dated as of November 30, 2017, pursuant to which Mr. Elliott shall receive a base salary of $195,000 per year and shall, upon evaluation of his performance and at the discretion of the Company’s board of directors, be awarded a cash bonus in the amount of $25,000 on a quarterly basis commencing on the quarter ending December 31, 2017. In addition to (and not in lieu of) the base salary, the Company shall grant Mr. Elliott employee stock options to purchase up to 100,000 shares of common stock (vesting in equal monthly installments over a one-year period, commencing on January 31, 2018), pursuant to the Corporation’s 2014 Stock Incentive Plan.

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

Henry “Hank” Nance

The Company entered into an employment agreement with Mr. Nance, dated as of November 30, 2017, pursuant to which Mr. Nance shall receive a base salary of $195,000 per year and shall, upon evaluation of his performance and at the discretion of the Company’s chief executive officer, be awarded a cash bonus in the amount of $25,000 on a quarterly basis commencing on the quarter ending December 31, 2017. In addition to (and not in lieu of) the base salary, the Company shall grant Mr. Nance employee stock options to purchase up to 200,000 shares of common stock (vesting in equal monthly installments over a one-year period, commencing on January 31, 2018), pursuant to the Corporation’s 2014 Stock Incentive Plan.

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

Sheri Lofgren

The Company entered into an employment agreement with Ms. Lofgren dated as of November 30, 2017, pursuant to which Ms. Lofgren shall receive a base salary of $195,000 per year and shall, upon evaluation of her performance and at the discretion of the Company’s Chief Executive Officer, be awarded a cash bonus in the amount of $25,000 on a quarterly basis commencing on the quarter ending December 31, 2017. In addition to (and not in lieu of) the base salary, the Company shall grant Ms. Lofgren employee stock options to purchase up to 100,000 shares of common stock (vesting in equal monthly installments over a one-year period, commencing on January 31, 2018), pursuant to the Corporation’s 2014 Stock Incentive Plan.

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

On March 15, 2018, Sheri Lofgren, the Chief Financial Officer of the Company tendered her resignation. Ms. Lofgren’s resignation was for personal reasons and not as the result of disagreements between Ms. Lofgren and the Company on any matter relating to the Company’s operations, policies or practices.

Michael Pope

The Company entered into an employment agreement with Mr. Pope dated as of November 30, 2017, pursuant to which Mr. Pope shall receive a base salary of $195,000 per year and shall, upon evaluation of his performance and at the discretion of the Company’s Chief Executive Officer, be awarded a cash bonus in the amount of $25,000 on a quarterly basis commencing on the quarter ending December 31, 2017. In addition to (and not in lieu of) the base salary, the Company shall grant Mr. Pope employee stock options to purchase up to 100,000 shares of common stock (vesting in equal monthly installments over a one-year period, commencing on January 31, 2018), pursuant to the Corporation’s 2014 Stock Incentive Plan.

Mr. Pope’s agreement contains confidentiality and non-competition and non-solicitation covenants that continue during and for two years following the expiration of his employment agreement; provided, that such restrictive covenants expire immediately if we breach his employment agreement or, in nine months, if we elect to terminate his employment prior to the expiration of the term of the agreement for reasons other than for cause (as defined in the employment agreement).

Takesha Brown

The Company entered into an employment agreement with Ms. Brown, dated as of March 19, 2018, pursuant to which Ms. Brown shall receive a base salary of $165,000 per year and shall, upon evaluation of her performance and at the discretion of the Company’s chief executive officer, be awarded a cash bonus in the amount of $12,500 on a quarterly basis commencing on the quarter ending June 30, 2018. In addition to (and not in lieu of) the base salary, the Company shall grant Ms. Brown employee stock options to purchase up to 35,000 shares of common stock (vesting in equal monthly installments over a one-year period, commencing on March 19, 2018), pursuant to the Corporation’s 2014 Stock Incentive Plan.

Ms. Brown’s agreement contains confidentiality and non-competition and non-solicitation covenants that continue during and for two years following the expiration of her employment agreement; provided, that such restrictive covenants expire immediately if we breach her employment agreement or, in nine months, if we elect to terminate her employment prior to the expiration of the term of the agreement for reasons other than for cause (as defined in the employment agreement).

Outstanding Equity Awards at December 31, 2017

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2017. All share amounts and exercise prices in the following table reflects stock splits after grant date.

	Option Awards
Name	Grant Date	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James Mark Elliott	September 18, 2014	331,841	-	$0.13	September 18, 2024
Sheri Lofgren	September 18, 2014 and amended at November 1, 2016	29,200	-	$0.0001	November 30, 2022
Henry Nance	December 31, 2014	12,001	132,091	$0.13-7.00	November 30, 2022
Takesha Brown	April 4, 2017	3,375	14,625	$5.60	April 4, 2022

Director Compensation

We reimburse all members of our board of directors for their direct out of pocket expenses incurred in attending meetings of our board. This table summarizes the compensation paid to each of our independent directors who served in such capacity during the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total($)

Rudolph F. Crew	50,000	370,995	420,995

Steve Hix	5,000	159,466	164,466

Dale Strang	-	159,466	159,466

Robin D. Richards	-	930,987	930,987

Tiffany Kuo	-	-	-

Director Compensation Arrangements

Rudolph F. Crew

Dr. Crew receives an annual fee of $50,000, payable monthly, which commenced on March 26, 2016. In addition, in connection with the listing on NASDAQ, Dr. Crew was entitled to a one-time purchase, at par value, of 53,000 shares of our Class A common stock.

Dr. Crew will not be permitted to sell any of his shares for the six months immediately following the consummation of this public offering and thereafter, not more than 50% of his shares between the seventh month and 12th month after the consummation of this public offering, and not more than 50% of the remaining shares between the 12th month and 18th months after the consummation of this public offering.

Steve Hix

Mr. Hix receives an annual fee of $10,000 for serving as the Chair of our Audit Committee. The fee is payable quarterly, with the first payment to be made on September 30, 2017. On November 30, 2017, Mr. Hix was granted stock options to purchase 50,000 shares of our Class A common stock exercisable at $7.00 per share with vesting over one year.

Dale Strang

On November 30, 2017, Mr. Strang was granted stock options to purchase 50,000 shares of our Class A common stock exercisable at $7.00 per share with vesting over one year.

Robin D. Richards

On November 30, 2017, Mr. Richards purchased, at the par value, 133,000 shares of our common stock, representing 1.25% of the number of fully diluted shares of common stock after giving effect to the acquisitions of the Boxlight Group and Genesis.

Mr. Richards is not permitted to sell any of his shares until May 30, 2018, which is six months following the consummation of our public offering and thereafter, not more than 50% of his shares between the seventh month and 12th month after the consummation of our public offering, and not more than 50% of the remaining shares between the 12th month and 18th months after the consummation of our public offering.

On February 23, 2018, Mr. Robin D. Richards resigned from the Board of Directors for personal reasons and not as a result of any disagreements between Mr. Richards and the Company on any matter relating to the Company’s operations, policies or practices.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2018, certain information with respect to the beneficial ownership of our Class A common stock, by each beneficial owner of more than 5% of the Company’s Class A common stock, each director and each named executive officer and all directors and executive officers of the Company as a group, except as qualified by the information set forth in the notes to this table. As of December 31, 2017, 9,558,997 shares of our Class A common stock were issued and outstanding.

Unless otherwise noted, the address for each director and executive officer is c/o Boxlight Corporation, 1045 Progress Circle, Lawrenceville, Georgia 30043.

Name of Beneficial Owner	Number		Percentage
Named Executive Officers
James Mark Elliott	497,618	(1)	4.43%
Henry(“Hank”) Nance	97,715	(2)	.87%
Sheri Lofgren	320,602	(3)	2.85%
Michael Pope	199,203	(4)	1.77%
Directors
Tiffany Kuo	-0-		-
Rudolph F. Crew	53,000	(6)	.47%
Robin D. Richards	133,000	(7)	1.18%
Steve Hix	12,500		.11%
Dale Strang	12,500		.11%
All Directors and Executive Officers as a Group(7 persons)	1,326,138		11.80%

Beneficial Owners of 5% or More of Our Outstanding Common Stock
Everest Display, Inc.	2,468,708	(5)	21.97%
Sugar House Trust	577,450	(8)	5.14%
AEL Irrevocable Trust	1,912,350	(9)	17.02%
Dynamic Capital, LLC	597,610	(10)	5.32%

(1) Represents 100% of 331,841 shares subject to a stock option granted to Mr. Elliott which have vested as of December 31, 2016. Upon completion of our initial public offering, Mr. Elliott will receive an additional 92,510 shares of our Class A common stock representing 25% of the shares to be issued to the former members of Genesis upon automatic conversion of BOXL’s Series B convertible preferred stock. In addition, Mr. Elliott converted accounts payable due from Genesis into 73,267 shares of common stock.

(2) Upon completion of our initial public offering, Mr. Nance will receive 85,714 shares of our Class A common stock representing his pro-rata portion of the 2,055,873 shares to be issued to the former stockholders of Boxlight upon automatic conversion of BOXL’s Series C convertible preferred stock. In addition, stock options to purchase 144,020 shares were granted to Mr. Nance under our 2014 Stock Incentive Plan. These options commenced vesting on December 31, 2017.

(3) Represents 100% of 320,602 shares subject to a stock option grant to Ms. Lofgren which have vested as of March 31, 2017.

(4) Consists of 199,203 shares issuable upon exercise of a warrant issued to an entity associated with Mr. Pope in October 2016. Does not include 82,534 shares, Mr. Pope’s portion of 330,135 shares held by Mim Holdings, LLC, or 577,450 shares held by Sugar House Trust. Mim Holdings is a limited liability company owned by the Marlborough Brothers Family Trust, a trust established for the benefit of members of the families of Michael Pope and Adam Levin. Sugar House Trust is a trust established for the benefit of the family of Michael Pope. Mr. Pope does not have voting or dispositive power and authority of the shares beneficially owned by Mim Holdings or Sugar House Trust and disclaims any voting or dispositive power with respect to those shares.

(5) Represents 1,903,586 shares of Class A common stock that were issued upon the automatic conversion of our Series C preferred stock issued to Everest Display, Inc., or its wholly owned subsidiary, in connection with our July 2016 acquisition of the Boxlight Group. In June, 2017, Everest Display, Inc. agreed to convert $1,500,000 of accounts payable into 238,095 shares of Class A common stock at a conversion price of $6.30 per share. In August, 2017, Everest Display, Inc. converted a long-term convertible note payable and accrued interest into 327,027 shares of common stock at $6.30 per share. K Laser is the majority stockholder of Everest Display, Inc.. Mr. Alex Kuo is the majority stockholder of K Laser and holds the power to vote and dispose of our shares issued and issuable to EDI. Such 1,903,586 shares do not include (a) 178,572 shares of Class A common stock that K Laser purchased at $5.60 per share in the September 2016 private placement, and (b) an additional 142,857 shares of Class A common stock that Alex Kuo, K Laser or other affiliates or business associates of Mr. Kuo may elect to purchase at a price of $7.00 per share in our initial public offering.

(6) Includes 53,000 shares of common stock that Dr. Crew purchased at par value on November 30, 2017.

(7) Includes 133,000 shares of common stock that Mr. Richards purchased at par value on November 30, 2017.

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

(10) Consists of 597,610 shares issuable upon exercise of a warrant issued to Dynamic Capital, LLC in October, 2016. Dynamic Capital is owned by the AEL Irrevocable Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On September 30, 2014, the Company entered into a line of credit agreement with Vert Capital. The line of credit allowed the Company to borrow up to $500,000 for public offering expenses. On March 31, 2016, we amended the line of credit to increase it to $900,000. The funds accrued interest at 10% per annum. The interest rate decreased to 5.75% pursuant to the amendment to purchase agreement with EDI entered in September 2016. Interest on any advanced funds was accrued monthly and all outstanding principal and accrued interest was due in full from the proceeds of our initial public offering. On December 1, 2017, the outstanding principal and accrued interest in the amount of $775,259 was paid in full.

On July 15, 2015, the Company entered into a management agreement with VC2 Advisors LLC, a Delaware limited liability company, in which Michael Pope, our President and Director, was a manager. VC2 Advisors is owned by Sugar House Trust and AEL Irrevocable Trust, trusts established for the benefit of the families of Michael Pope and Adam Levin. Pursuant to the agreement, VC2 shall perform consulting services for the Company relating to, among other things, sourcing and analyzing strategic acquisitions and introductions to various financing sources. VC2 shall receive an annual management fee payable in cash equal to 1.5% of total consolidated revenues at the end of each fiscal year ended December 31, 2016, 2017 and 2018, payable in monthly installments, commencing as of the date of the Company’s IPO. The annual fee is subject to a cap of $1,000,000 in each of 2016, 2017 and 2018. At its option, VC2 may also defer payment until the end of each year, payable as an option to purchase shares of Class A common stock of the Company, at a price per share equal to 100% of the closing price of the Company’s Class A common stock as traded on Nasdaq or any other national securities exchange as of December 31 of such year in question. Effective October 12, 2016, as a result of Adam Levin and Michael Pope no longer being employed at VC2, the consulting agreement with VC2 was terminated. Subsequently, the Company entered into new consulting agreements on identical terms with other entities which now employ Michael Pope and Adam Levin. As of December 31, 2017, the Company had a payable of $35,632 pursuant to these agreements.

In 2018, as a result of Adam Levin and Michael Pope no longer working at VC2 Advisors, the Company canceled the VC2 Advisors agreement and entered into a new management agreement, with substantially the same terms, with Canaan Parish, LLC, an entity affiliated with Michael Pope.

On July 18, 2016, Boxlight Holdings, Inc., a newly formed Delaware subsidiary of Boxlight Parent, consummated the acquisition of the Boxlight Group under a share purchase agreement, dated May 10, 2016, with Everest Display, Inc., a Taiwan corporation (“EDI”) and its subsidiary, Guang Feng International Ltd. (“Guang Feng”) subsidiary, the former shareholder of the Boxlight Group. K Laser Technology, Ltd., a Taiwan corporation (“K Laser”) is the majority shareholder of EDI and one of our major shareholders. Under the terms of the share purchase agreement, we issued EDI 270,000 shares of our Series C Preferred Stock, that has a stated or liquidation value of $20.00 per share. Upon completion of our initial public offering on November 30, 2017, the Series C Preferred Stock automatically converted into shares of our Class A common stock. Such newly converted shares of Class A common stock, (including certain bonus shares of Class A common stock represented 8% of the shares issuable upon conversion of the Series C Preferred Stock) to be issued to EDI or its subsidiaries, and totaled 2,055,872 shares of our Class A common stock, representing approximately 22.22% of our fully-diluted common stock as defined in the purchase agreement. Hank Nance, our Chief Operating Officer and the President of the Boxlight Group, will received 85,714 of these shares.

Under the terms of the EDI share purchase agreement, as amended on September 28, 2016, the parties agreed that the Boxlight Group and Boxlight Parent will settle and pay approximately $5.75 million of accrued accounts payable currently owed to EDI, in the manner set forth below.

(1)	$1,000,000 was paid at the closing of the acquisition out of the net proceeds of a note issued to Hitachi Capital America Corp. (See Note 10);

(2)	An additional $1,500,000 of the $5.75 million owed to EDI was to be paid by Boxlight Corporation and its subsidiaries in six monthly installments of $250,000 each, commencing 30 days after the initial $1,000,000 payment paid at closing. However, in view of the fact that such installment payments could than not be made by the Company, EDI agreed to convert $1,500,000 accounts payable into 238,095 shares of Boxlight’s Class A common stock in June 2017.

(3)	$2,000,000 of the unpaid balance of the account payable was settled with a 4% non-negotiable convertible promissory note of Boxlight Corporation payable to EDI, together with accrued interest, on March 31, 2019 (the “EDI Note”). In August 2017, the EDI Note was converted into 327,027 shares of Boxlight Corporation’s Class A common stock at a conversion price of $6.30 pursuant to an agreement. The Company recorded no gain or loss from the conversion.

On May 5, 2016, pursuant to a membership interest purchase agreement, dated as of April 1, 2016, Boxlight Parent acquired 100% of the membership interest in Mimio, from Mim Holdings, LLC., a Delaware limited liability company wholly-owned by the Marlborough Brothers Trust, a trust established for the benefit of members of the families of Adam Levin and Michael Pope, our President and Director, in exchange for a 4% $2,000,000 unsecured convertible promissory note due March 31, 2019, and the assumption of a 6% $3,425,000 senior secured note of Mim Holdings that was due July 3, 2016 and was payable to Skyview Capital, LLC, (“Skyview”), the former equity owner of Mimio (the “Skyview Note”). For purposes of the purchase agreement, the sale to Boxlight Parent, was deemed to have been consummated as of April 1, 2016.

The Skyview Note was issued by Mim Holdings to Skyview on November 4, 2015 as payment for the acquisition of 100% of the membership equity of Mimio. Skyview Note was guaranteed and secured by a lien and security interest on all of the assets of Mimio. Prior to the sale of Mimio to Boxlight Parent, VC2 Partners LLC (the former owner of Mim Holdings) assigned its equity in Mim Holdings to the Marlborough Brothers Family Trust (the “Marlborough Trust”). Adam Levin and Michael Pope, our President and Director, and members of their families, are beneficiaries of the Marlborough Trust and other trusts who are principal stockholders of Boxlight Parent. See “Principal Stockholders”.

In connection with the acquisition of Mimio by Boxlight Parent, in May 2016 we issued a $2,000,000 note payable to Mim Holdings, Inc., the former stockholder of Mimio. In June, 2017 this convertible promissory note was converted into 330,135 shares of our Class A common stock at $6.30 per share.

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

On November 30, 2017, in connection with the listing on NASDAQ, Dr. Crew purchased, at the par value, 53,000 shares of our Class A common stock representing 0.5% of the number of fully diluted shares of Class A common stock after giving effect to the acquisitions of the Boxlight Group and Genesis and our initial public offering. If we file a registration statement registering for resale shares held by its officers or directors, Dr. Crew may request that we include his shares in such registration statement. Dr. Crew will not be permitted to sell any of his shares until May 30, 2018 (six months following the consummation of our public offering) and thereafter, not more than 50% of his shares between the seventh month and 12th month after the consummation our public offering, and not more than 50% of the remaining shares between the 12th month and 18th months after the consummation of our public offering.

On November 30, 2017, in connection with the listing on NASDAQ, Mr. Richards purchased, at the par value, 133,000 shares of our Class A common stock representing 1.25% of the number of fully diluted shares of Class A common stock after giving effect to the acquisitions of the Boxlight Group and Genesis and our initial public offering.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2017 and 2016, respectively, rendered by GBH, CPA’s.

	Fiscal year ended December 31,
	2016	2017
Audit fees [1]	$277,987	$293,075
Audit-related fees [2]	-	43,910
Tax fees [3]	-	-
Total fees	$277,987	$336,985

1.	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

2.	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

3.	Tax fees include the preparation of federal tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings, and developments.

Audit Committee Pre-Approval Policies

The Audit Committee shall pre-approve any non-audit services proposed to be provided to the Company by the independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit
3.1	Eleventh Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 in the Draft Registration Statement on Form S-1 (Reg. No. 377-00845) filed on November 12, 2014)

3.2	Bylaws (Incorporated by reference to Exhibit 3.3 in the Draft Registration Statement on Form S-1(Reg. No. 377-00845) filed on November 12, 2014)

4.1	Certificate of Designations of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.4 in the Draft Registration Statement on Form S-1 (Reg. No. 377-00845) filed on November 12, 2014)

4.2	Certificate of Designations of Series B Convertible Preferred (Incorporated by reference to Exhibit 34.5 in the Draft Registration Statement on Form S-1 (Reg. No. 377-00845) filed on November 12, 2014)

4.3	Amended and Restated Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.6 in the Draft Registration Statement on Form S-1(Reg. No. 377-00845) filed on November 12, 2014)

4.4	Form of Warrant Held by Vert Capital Corp. (Incorporated by reference to Exhibit 4.6 in the Draft Registration Statement on Form S-1(Reg. No. 377-00845) filed on February 12, 2015)

4.5	Form of Warrant Held by Lackamoola, LLC (Incorporated by reference to Exhibit 4.7 in the Draft Registration Statement on Form S-1 (Reg. No. 377-00845) filed on November 12, 2014)

4.6	Form of Subscription Agreement for $1.00 per share (Incorporated by reference to Exhibit 4.6 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on October 28, 2016)

4.7	Share Purchase Agreement, dated as of May 10, 2016 by and among Everest Display, Inc., Guang Feng International Ltd., Boxlight Holdings, Inc., the registrant, Boxlight, Inc., Boxlight Latinoamerica, S.A. DE C.V. and Boxlight Latinoamerica, Servicios S.A. DE C.V. (Incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on May 13, 2016)

10.1	Amended and Restated Share Exchange Agreement, dated as of May 9, 2016, by and among Vert Capital Corp. and the former members of Genesis Collaboration LLC, the Delaware subsidiary of the registrant (Incorporated by reference to Exhibit 10.2 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on May 13, 2016)

10.2	Membership Interest Purchase Agreement, dated as of April 1, 2016, by and among the registrant, Mim Holdings, Inc., Mimio LLC and the Marlborough Partners Family Trust (Incorporated by reference to Exhibit 10.13 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on May 13, 2016)

10.3	Trademark Assignment between Herbert Myers, the registrant and Boxlight Inc. (Incorporated by reference to Exhibit 10.6 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on May 13, 2016)

10.4	Employment Agreement by and between Boxlight Corporation and James Mark Elliott, dated November 30, 2017*

10.5	Employment Agreement by and between Boxlight Corporation and Michael Pope, dated November 30, 2017*

10.6	Employment Agreement by and between Boxlight Corporation and Sheri Lofgren, dated November 30, 2017*

10.7	Employment Agreement by and between Boxlight Corporation and Henry Nance, dated November 30, 2017*

10.8	$2,000,000 convertible promissory note of the registrant to Mim Holdings, dated as of April 1, 2016 (Incorporated by reference to Exhibit 10.14 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on May 13, 2016)

10.9	Agreement by and between Loeb & Loeb LLP and the registrant

10.10	Amendment No. 2 to Membership Interest Purchase Agreement among Skyview Capital, LLC, Mimio LLC, MIM Holdings, LLC and the registrant. (Incorporated by reference to Exhibit 10.30 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on December 15, 2016)

10.11	Amendment No. 3 to Membership Interest Purchase Agreement among Skyview Capital, LLC, Mimio LLC, MIM Holdings, LLC and the registrant (Incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on August 12, 2016)

10.12	Promissory Note between Boxlight, Inc. and AHA Inc Co Ltd. (Incorporated by reference to Exhibit 10.32 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on July 11, 2016)

10.13	Loan and Security agreement with Hitachi Capital America Corp (Incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on August 12,, 2016)

10.14	Crestmark Loan and Security Agreement (Incorporated by reference to Exhibit 10.35 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on January 12, 2017)

10.15	Amendment 1 to Share Purchase Agreement and Option Agreement by and Among Everest Display, Inc., Guang Feng International, Ltd., Boxlight Holdings, the Registrant, Boxlight Inc., Boxlight Latinoamerica S.A. and Boxlight Latinoamerica Servicios, S.A. DE C.V. (Incorporated by reference to Exhibit 10.36 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on October 28, 2016)

10.16	Subscription Agreement between K Laser International Co., Ltd. And the Registrant for $1,000,000 equity investment at $5.60 per share (Incorporated by reference to Exhibit 10.37 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on October 28, 2016)

10.17	$2,000,000 Convertible Promissory Note between the Registrant and Everest Display, Inc., dated September 29, 2016 (Incorporated by reference to Exhibit 10.38 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on October 28, 2016)

10.18	Notice of Default – Skyview Capital (Incorporated by reference to Exhibit 10.39 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on January 12, 2017)

10.19	Account Sale and Purchase Agreement between Sallyport Commercial Finance LLC and registrant*

21	Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933 the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Lawrenceville, of the State of Georgia, on this 2nd day of April, 2018.

BOXLIGHT CORPORATION

By:	/s/ JAMES MARK ELLIOTT
James Mark Elliott
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES MARK ELLIOTT	Chief Executive Officer and Chairman of the Board	April 2, 2018
James Mark Elliott	(Principal Executive Officer)

/S/ Henry (“Hank”) Nance	Chief Operating Officer	April 2, 2018
Henry (“Hank”) Nance

/s/ TAKESHA BROWN	Chief Financial Officer	April 2, 2018
Takesha Brown	(Principal Financial and Accounting Officer)

/s/ MICHAEL POPE	President and Director	April 2, 2018
Michael Pope

/s/ Tiffany Kuo	Director	April 2, 2018
Tiffany Kuo

/s/ Steve Hix	Director	April 2, 2018
Steve Hix

/s/ Dale Strang	Director	April 2, 2018
Dale Strang

	Director	April 2, 2018
Dr. Rudolph Crew

	Director	April 2, 2018
Harold Bevis

42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of
Boxlight Corporation

Lawrenceville, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boxlight Corporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Other matters

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net cash used in operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

We have served as the Company’s auditor since 2014.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 2, 2018

Boxlight Corporation

Consolidated Balance Sheets

As of December 31, 2017 and December 31, 2016

	December 31, 2017	December 31, 2016*
ASSETS
Current asset:
Cash and cash equivalents	$2,010,325	$456,502
Accounts receivable – trade, net of allowances	3,089,932	2,943,954
Inventories, net of reserve	4,626,569	4,164,116
Prepaid expenses and other current assets	388,006	447,036
Total current assets	10,114,832	8,011,608

Property and equipment, net of accumulated depreciation	29,752	60,040
Intangible assets, net of accumulated amortization	6,126,558	6,833,477
Goodwill	4,181,991	4,181,991
Other assets	292	33,262
Total assets	$20,453,425	$19,120,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,994,918	$4,453,893
Accounts payable and accrued expenses – related parties	4,391,713	3,754,050
Short-term debt	752,449	2,791,582
Short-term debt – related parties	54,000	876,550
Convertible notes payable – related party	50,000	50,000
Deferred revenues – short-term	1,127,423	495,603
Other short-term liabilities	-	251,537
Total current liabilities	9,370,503	12,673,215

Long-term convertible note payable – related parties	-	4,060,785
Deferred revenues – long-term	175,294	272,123

Total liabilities	9,545,797	17,006,123

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 250,000 and 1,270,000 shares issued and outstanding, respectively	25	127
Common stock, $0.0001 par value, 200,000,000 shares authorized; 9,558,997 and 4,621,687 Class A shares issued and outstanding, respectively	956	461
Additional paid-in capital	23,740,751	7,615,732
Subscriptions receivable	(325)	(325)
Accumulated deficit	(12,785,931)	(5,488,822)
Other comprehensive loss	(47,848)	(12,918)
Total stockholders’ equity	10,907,628	2,114,255

Total liabilities and stockholders’ equity	$20,453,425	$19,120,378

* Financial information has been retrospectively adjusted for the acquisitions of Mimio and Genesis.

See accompanying notes to the financial statements.

Boxlight Corporation

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2017 and 2016

	2017	2016 *

Revenues	$25,743,612	$20,371,826
Cost of revenues	19,329,831	12,959,749
Gross profit	6,413,781	7,412,077

Operating expense:
General and administrative expenses	13,086,120	7,689,898
Research and development	465,940	1,008,433
Total operating expense	13,552,060	8,698,331

Loss from operations	(7,138,279)	(1,286,254)

Other income (expense):
Interest expense, net	(635,445)	(818,234)
Other income, net	200,589	42,505
Gain on settlement of liabilities, net	276,026	-
Total other income (expense)	(158,830)	(775,729)

Net loss	$(7,297,109)	$(2,061,983)

Comprehensive loss:
Net loss	$(7,297,109)	$(2,061,983)
Other comprehensive loss:
Foreign currency translation loss	(34,930)	(12,918)
Total comprehensive loss	$(7,332,039)	$(2,074,901)

Net loss per common share – basic and diluted	$(1.34)	$(0.48)
Weighted average number of common shares outstanding – basic and diluted	5,455,161	4,299,315

* Financial information has been retrospectively adjusted for the acquisitions of Mimio and Genesis.

See accompanying notes to the financial statements

Boxlight Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2017 and 2016

	Series A		Series B		Series C		Class A		Additional		Other
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscriptions	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital*	Receivable*	Loss	Deficit*	Total

Balance, December 31, 2015	-	$-	-	$-	-	$-	4,183,030	$418	$3,469,703	$(1,975)	$-	$(3,426,839)	$41,307

Equity transactions in connection with the acquisitions:
Additional consideration given to Mim Holdings for Mimio acquisition	-	-	-	-	-	-	-	-	(2,000,000)	-	-	-	(2,000,000)
Acquisition of Genesis	-	-	1,000,000	100	-	-	-	-	(100)	-	-	-	-
Assumption of debt for Mimio acquisition	-	-	-	-	-	-	-	-	(3,425,000)	-	-	-	(3,425,000)
Acquisition of Boxlight Group	-	-	-	-	270,000	27	-	-	8,243,270	-	-	-	8,243,297
Shares issued for:
Issuance of common stock for cash to K-Laser	-	-	-	-	-	-	178,572	18	999,985	-	-	-	1,000,003
Issuance of common stock for cash	-	-	-	-	-	-	51,879	5	218,999	(100)	-	-	218,904
Settlement of accounts payable and debt	-	-	-	-	-	-	208,206	20	236,809	-	-	-	236,829
Collection of subscriptions receivable	-	-	-	-	-	-	-		-	1,750	-	-	1,750
Forgiveness of related party debt	-	-	-	-	-	-	-	-	222,370	-	-	-	222,370
Distribution to Vert Capital	-	-	-	-	-	-	-	-	(814,625)	-	-	-	(814,625)
Stock compensation	-	-	-	-	-	-	-	-	464,321	-	-	-	464,321
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(12,918)	-	(12,918)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,061,983)	(2,061,983)
	-	-
Balance, December 31, 2016	-	-	1,000,000	$100	270,000	$27	4,621,687	$461	7,615,732	(325)	(12,918)	(5,488,822)	2,114,255
Equity transactions in connection with IPO:
Issuance of common shares for cash	-	-	-	-	-	-	958,983	96	5,678,513		-	-	5,678,609
Issuance of common shares for settlement of accounts payable	-	-	-	-	-	-	41,017	4	287,115	-	-	-	287,119
Conversion of preferred stock to common stock for Genesis	-	-	(1,000,000)	(100)			370,040	37	63	-	-	-	-
Conversion of preferred stock to common stock for Boxlight Group acquisition	-	-	-	-	(270,000)	(27)	2,055,873	206	(179)	-	-	-	-
Issuance of Series A preferred stock for Genesis acquisition	250,000	25	-	-	-	-	-	-	(25)	-	-	-	-
Issuance of common shares to directors	-	-	-	-	-	-	186,000	19	1,301,981	-	-	-	1,302,000
Settlement of trademark liability	-	-	-	-	-	-	-	-	278,887	-	-	-	278,887
Issuance of common shares for legal services	-	-	-	-	-	-	138,692	14	(14)	-	-	-	-
Shares issued for:
Settlement of accounts payable – related parties for common shares	-	-	-	-	-	-	238,095	24	1,499,976	-	-	-	1,500,000
Conversion of EDI note for common shares	-	-	-	-	-	-	327,027	33	2,060,241	-	-	-	2,060,274
Conversion of Marlborough note for common shares							330,135	33	2,079,820	-	-	-	2,079,853
Exercise of stock options	-	-	-	-	-	-	291,448	29	(29)	-	-	-	-
Stock compensation	-	-	-	-	-	-	-	-	2,938,670	-	-	-	2,938,670
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(34,930)	-	(34,930)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(7,297,109)	(7,297,109)

Balance, December 31, 2017	250,000	$25	-	$-	-	$-	9,558,997	$956	$23,740,751	$(325)	$(47,848)	$(12,785,931)	$10,907,628

* Financial information has been retrospectively adjusted for the acquisitions of Mimio and Genesis.

See accompanying notes to the financial statements

Boxlight Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017 and 2016

	2017	2016*

Cash flows from operating activities:
Net loss	$(7,297,109)	$(2,061,983)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Bad debt expense	(88,783)	425,155
Change in allowance for sales returns and volume rebate	407,655	53,031
Change in inventory reserve	134,200	13,610
Stock compensation expense	4,240,670	464,321
Depreciation and amortization	747,208	353,386
Loss on disposal of other assets	7,108	-
Amortization of debt discount	-	17,607
Debt extension fees through increased principal for Skyview Note	-	350,000
Gain on settlement of debt	(276,026)	-
Changes in operating assets and liabilities:
Accounts receivable – trade	(464,657)	(909,466)
Inventories	(596,653)	2,654,058
Prepaid expenses and other current assets	78,679	324,807
Accounts payable and accrued expenses	(985,986)	(8,621)
Accounts payable and accrued expenses – related parties	2,137,661	637,681
Deferred revenues	614,337	4,358
Other short-term liabilities	(1,686)	(8,346)
Accrued interest on long-term debt – related parties	-	60,785
Net cash (used in) provided by operating activities	(1,343,382)	2,370,383

Cash flows from investing activities:
Cash acquired through the acquisition of Boxlight Group and Mimio	-	357,573
Payment made for purchase of intangible assets	(10,001)	-
Proceeds from sale of property and equipment and other assets	-	9,033
Net cash (used in) provided by investing activities	(10,001)	366,606

Cash flows from financing activities:
Proceeds from short-term debt	10,214,673	6,701,590
Proceeds from short-term debt – related parties	-	239,000
Principal payments on short-term debt	(12,143,023)	(10,580,414)
Principal payments on short-term debt-related party	(822,550)	-
Principal payments on convertible debt – related party	-	(60,000)
Proceeds from subscriptions receivable	-	1,750
Distributions to the member of Mimio	-	(814,625)
Proceeds from issuance of common stock at IPO	5,678,609	1,218,907
Proceeds from issuance of common stock upon exercise of options	29	-
Net cash (used in) provided by financing activities	2,927,738	(3,293,792)

Effect of currency exchange rates	(20,532)	19,202

Net increase (decrease) in cash and cash equivalents	1,553,823	(537,601)

Cash and cash equivalents, beginning of the year	456,502	994,103

Cash and cash equivalents, end of the year	$2,010,325	$456,502

Supplemental cash flows disclosures:
Cash paid for interest	$518,106	$748,261
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Decrease in additional paid-in capital due to the acquisitions of Mimio and Genesis under common control	$-	$5,425,100
Intangibles and goodwill acquired through acquisitions of Mimio and Boxlight Group	$-	$10,887,060
Issuance of note payable and long-term convertible note payable to acquire Mimio	$-	$5,425,000
Issuance of Series A Preferred stock for the acquisition of Genesis	$25	$-
Issuance of Series B Preferred Stock for the acquisition of Genesis	$-	$100
Issuance of Series C Preferred Stock for the acquisition of Boxlight Group	$-	$8,243,297
Issuance of note payable to settle accounts payable	$-	$2,547,538
Forgiveness of short-term debt – related parties	$-	$222,370
Conversion of Series B and C Preferred Stock to common stock upon IPO	$127	$-
Conversion of convertible note payable – related parties to common stock	$4,140,127	$-
Settlement of short-term debt through issuance of common stock	$-	$115,919
Settlement of accounts payable through issuance of common stock	$1,787,119	$120,910
Settlement of trademark liability at IPO date	$250,000	$-

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

Boxlight, Inc., Boxlight Latinoamerica, S.A. DE C.V. (“BLA”) and Boxlight Latinoamerica Servicios, S.A. DE C.V. (“BLS”) (together, “Boxlight Group”) were incorporated on July 11, 2009, October 17, 2002 and October 17, 2002, respectively. The Boxlight Group is involved principally in the distribution of interactive projectors and integrated solutions that enhance learning and enable people to collaborate with each other in innovative and effective ways. On July 18, 2016, the Company acquired Boxlight Group. Boxlight Group was previously wholly owned by Everest Display Inc., a manufacturing company in Taiwan. In May 2016, Everest Display Inc. agreed to sell all of its ownership in Boxlight Group to the Company.

Mimio LLC (“Mimio”) was formed in Delaware on July 1, 2013. Mimio designs, develops and sells interactive classroom technology products, of which Mimio owns most of the design and performance patents, and which are manufactured by contract manufacturers in Hong Kong and China. Mimio also purchases and sells other non-proprietary products such as classroom projectors and flat panel displays as an original equipment manufacturer (“OEM”) from manufacturers in China and Taiwan. The primary market for Mimio’s products is classrooms K-12. All of the products are integrated in the classroom through Mimio’s award winning operating software “Mimio Studio.” Mimio’s products are distributed globally through a network of value added resellers (“VARs”) in the U.S. and Canada, and through master distributors in the rest of the world. On November 4, 2015, Mimio was acquired by Mim Holdings, Inc. (“Mim Holdings”), a Delaware corporation wholly-owned by Marlborough Trust. Marlborough Trust was established for the benefit of members of the families of Adam Levin and Michael Pope, our President and Director. On April 1, 2016, Boxlight Parent acquired 100% of the membership interests in Mimio from Mim Holdings.

Genesis Collaboration, LLC (“Genesis”) was formed as a limited liability company in September 2011 in Atlanta, Georgia, to provide solutions that enhance interactive learning in the business, government, and education markets. Genesis is a technology provider that facilitates effective communication in schools, training facilities and workplaces around the world. Genesis offers a wide range of integrated products that change the way individuals collaborate and learn. In the classroom, Genesis offers a wide range of integrated interactive solutions that transform the way teachers deliver lessons and assess progress. Genesis’ products include interactive whiteboard systems, interactive tables, interactive and standard projectors, audio systems, data loggers, software, assessment and student response systems. On October 31, 2013, Vert Capital’s subsidiary acquired all of the outstanding membership interests of Genesis. On May 12, 2016, the Company acquired Genesis from Vert Capital. Effective August 1, 2016, Genesis was merged into Boxlight Inc.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Acquisitions from Vert Capital and Mim Holdings are considered common control transactions. When businesses acquired from Vert Capital and Mim Holdings were consolidated by us, they were accounted for as if the transfer had occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative information. The acquisitions of Mimio and Genesis were transfers of businesses between entities under common control. Accordingly, the accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of the acquired entities prior to the effective dates of such acquisitions. The information prior to the Company’s incorporation on September 18, 2014 represents the historical results of Genesis as Genesis was first controlled by Vert Capital and determined to be our predecessor entity for accounting purposes. The financial information for Mimio has been included in the Company’s consolidated financial statements beginning on November 4, 2015 when Mimio was acquired by Mim Holdings Boxlight Group was acquired by the Company on July 18, 2016. The acquisition of Boxlight Group was accounted for under the acquisition method of accounting. See Note 3— Acquisitions, for additional information.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. Significant estimates include estimates of allowances for bad debts, inventory obsolescence, initial valuations and recoverability of intangible assets including goodwill, stock compensation, fair values of assets acquired and estimates for contingent liabilities related to debt obligations and litigation matters.

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

LONG–LIVED ASSETS

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

DEBT DISCOUNT AND DEBT ISSUANCE COSTS

Debt discount is amortized over the term of the debt using the effective interest rate method. Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.

DEFERRED REVENUE

Deferred revenue represents amounts collected for any extended warranty that is separately priced. The Company recognizes revenue from extended warranty contracts using the straight-line method over the estimated life of the product which is three years.

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

In August 2014, the FASB issued ACU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment, including consideration of management’s plans which may alleviate doubt regarding the Company’s ability to continue as a going concern. ASU 2014-15 is effective for years ending after December 15, 2016. The Company adopted this standard for the year ending December 31, 2016. There was no significant impact in the financial results.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU was effective for annual periods beginning after December 15, 2015. The Company adopted this guidance 2016. There was no significant impact in the financial results.

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

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company adopted this guidance for the year ending December 31, 2017. There was no significant impact in the financial results.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligation currently in default or negotiate alternative repayment arrangements, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of December 31, 2017, the Company had an accumulated deficit of $12,785,931 and net working capital of $744,329. During the year ended December 31, 2017, the Company incurred a net loss of $7,297,109 and net cash used in operations was $1,343,382. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is seeking to obtain funds for operations from its initial public offering and support from its majority shareholder.

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

The Company’s financial statements include Mimio’s assets and liabilities at the historical cost of Mim Holdings. Mimio was acquired by Mim Holdings on November 4, 2015. Mim Holdings accounts for acquired businesses using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill.

The following table shows the purchase price, acquisition-date fair values of the assets acquired and liabilities assumed and calculation of goodwill utilizing the information at November 4, 2015, when Mim Holdings acquired Mimio. Subsequently on April 1, 2016, the Company acquired Mimio from Mim Holdings in a transaction between entities under common control. Accordingly, the purchase price allocation reflects the fair value as of the date acquired by Mim Holdings. Upon acquisition by the Company, these amounts were recorded on the historical cost basis of Mim Holdings.

Assets acquired:
Current assets	$6,677,842
Intangible assets	179,722
Goodwill	44,931
Total assets	6,902,495
Total liabilities	(3,477,495)

Net assets acquired	$3,425,000

Acquisition of Genesis

On May 12, 2016, Vert Capital contributed 100% of the membership interests in Genesis to the Company. In connection with the Company’s acquisition of Genesis, the former members of Genesis received 1,000,000 shares of the Company’s Series B Preferred Stock which automatically converted into 370,040 shares that represent 4.0% of the Company’s fully diluted common stock as defined in the agreement at the IPO date. Upon completion of the Company’s initial public offering, an aggregate of 250,000 shares of the Company’s non-voting convertible Series A preferred stock were issued to Vert Capital. Such 250,000 shares of the Company’s non-voting convertible Series A preferred stock will automatically convert into 398,406 shares of our Class A common stock on November 30, 2018, which is one year from the date of the Company’s initial public offering.

Common Control Transactions

The acquisitions of Mimio and Genesis were considered as transfers of businesses between entities under common control; and therefore, the assets acquired and liabilities assumed were transferred at historical cost of Vert Capital. Because the acquisitions were common control transactions in which the Company acquired businesses, the Company’s historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, and cash flows of Mimio and Genesis as if the Company owned Mimio and Genesis for all periods presented from the date Mimio, Genesis and the Company were under common control, which was November 4, 2015 and October 31, 2013, respectively.

Acquisition of Boxlight Group

On July 18, 2016, the Company acquired 100% of the equity interest of Boxlight Group, under the terms of a Share Purchase Agreement entered into on May 10, 2016 with Everest Display, Inc. (“EDI”). Under the terms of the share purchase agreement, Boxlight Holdings, Inc., a newly formed Delaware subsidiary of Boxlight Corporation acquired the equity of Boxlight Group. The Company issued to EDI 270,000 shares of Series C Preferred Stock, that has a stated or liquidation value of $20.00 per share. Upon completion of Boxlight Corporation’s IPO and the listing of its Class A common stock on the Nasdaq Capital Market, the Series C Preferred Stock was automatically converted into 2,055,873 shares of Class A common stock. Such converted shares of Class A common stock issued to EDI or its subsidiaries represented approximately 22.22% of Boxlight Corporation’s fully-diluted common stock upon the Company’s IPO, excluding shares issued for private placements and debt conversions.

Under the terms of the share purchase agreement, as amended on September 28, 2016, Boxlight Corporation agreed to pay EDI approximately $5.75 million of accrued accounts payable owed by Boxlight Group to EDI at September 28, 2016, in the manner set forth below.

(1)	$1,000,000 was paid at the closing of the acquisition out of the net proceeds of a note issued to Hitachi Capital America Corp. (See Note 10);

(2)	An additional $1,500,000 of the $5.75 million owed to EDI was to be paid by Boxlight Corporation and its subsidiaries in six monthly installments of $250,000 each, commencing 30 days after the initial $1,000,000 payment paid at closing. However, in view of the fact that such installment payments could not then be made by the Company, EDI agreed to convert $1,500,000 accounts payable into 238,095 shares of Boxlight’s Class A common stock in June 2017.

(3)	$2,000,000 of the unpaid balance of the account payable was settled with a 4% non-negotiable convertible promissory note of Boxlight Corporation payable to EDI, together with accrued interest, on March 31, 2019 (the “EDI Note”). In August 2017, the EDI Note was converted into 327,027 shares of Boxlight Corporation’s Class A common stock at a conversion price of $6.30 pursuant to an agreement. The Company recorded no gain or loss from the conversion.

On the acquisition date, the Company recognized the assets acquired and liabilities assumed from Boxlight Group at their fair value and the excess in purchase price over these values was allocated to goodwill. The estimated fair values of consideration paid, assets acquired and liabilities assumed were determined based on third-party valuation reports provided by specialists.

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

Unaudited Pro Forma Results Of Operation

The following table presents the unaudited condensed pro forma results of operations that reflect the acquisition of Boxlight Group as if the acquisition had occurred as of the first day of the period presented, adjusted for items that are directly attributable to the acquisition. This information has been compiled from historical financial statements and is not necessarily indicative of the results that actually would have been achieved had the transaction already occurred or that may be achieved in the future.

(in thousands)	For the year ended December 31, 2016

Revenues	$25,391
Cost of revenues	(16,809)
Operating expenses	(11,240)
Other incomes (expenses)	(1,036)
Income tax expense	-
Net loss	$(3,694)

Net loss per common share	$(0.86)
Weighted average outstanding common shares – basic and diluted	4,299,315

The pro forma combined results of operations were adjusted to include Boxlight Group’s operating results for the period from January 1, 2016 to July 18, 2016 since Boxlight Group was acquired by the Company on July 18, 2016. In addition, the pro forma results of operations were adjusted for the following expenses:

(in thousands)	For the year ended December 31, 2016

Record amortization expense of intangible assets acquired from Boxlight Group	$385

The Company issued 270,000 shares of Series C preferred stock to the previous owners of Boxlight Group. These shares were automatically converted into Class A common stock upon completion of the Company’s IPO and listing on NASDAQ in November 2017.

NOTE 4 – CASH AND CASH EQUIVALENTS

Cash and cash equivalents held by the Company at December 31, 2017 and December 31, 2016 are summarized as follows:

	December 31, 2017	December 31, 2016

U.S. Dollars	$2,007,423	$450,549
Mexican Pesos	2,902	5,953
Total	$2,010,325	$456,502

NOTE 5 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at December 31, 2017 and 2016:

	2017	2016

Accounts receivable - trade	$3,846,724	$3,562,832
Allowance for doubtful accounts	(200,874)	(453,059)
Allowance for sales returns and volume rebates	(555,918)	(165,819)

Accounts receivable - trade, net of allowances	$3,089,932	$2,943,954

The Company wrote off accounts receivable of $163,402 and $55,929 for the years ended December 31, 2017 and 2016, respectively.

NOTE 6 – INVENTORIES

Inventories consisted of the following at December 31, 2017 and 2016:

	2017	2016

Finished goods	$4,611,973	$4,102,621
Spare parts	187,158	183,357
Reserves for inventory obsolescence	(172,562)	(121,862)

Inventories, net	$4,626,569	$4,164,116

The Company wrote off inventories of $83,500 and $326,984 for the years ended December 31, 2017 and 2016, respectively.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at December 31, 2017 and 2016:

	2017	2016

Prepayments to vendors	$295,448	$351,408
Employee receivables	6,203	3,571
Prepaid local taxes	1,015	16,385
Prepaid and refundable income taxes	33,435	30,879
Prepaid licenses and other	51,905	44,793

Prepaid expenses and other current assets	$388,006	$447,036

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2017 and 2016:

	Useful lives	2017	2016

Leasehold improvements	9-10 years	$3,355	$3,355
Office equipment	3-5 years	21,341	21,341
Other equipment	5 years	42,485	42,485

Property and equipment, at cost		67,181	67,181
Accumulated depreciation		(37,429)	(7,141)

Property and equipment, net of accumulated depreciation		$29,752	$60,040

For the year ended December 31, 2017 and 2016, the Company recorded depreciation expense of $30,288 and $7,141, respectively.

NOTE 9 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at December 31, 2017 and 2016:

	Useful lives	2017	2016

Patents	10 years	$67,395	$67,395
Customer relationships	10 years	3,567,396	3,567,396
Trademarks	10 years	3,554,932	3,544,931

Intangible assets, at cost		7,189,723	7,179,722
Accumulated amortization		(1,063,165)	(346,245)

Intangible assets, net of accumulated amortization		$6,126,558	$6,833,477

Goodwill from acquisition of Mimio	N/A	$44,931	$44,931
Goodwill from acquisition of Boxlight	N/A	4,137,060	4,137,060
		$4,181,991	$4,181,991

For the year ended December 31, 2017 and 2016, the Company recorded amortization expense of $716,920 and $346,245, respectively.

NOTE 10 – DEBT

The following is debt at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Short-term debt – third parties
Note payable – Skyview	$-	$1,460,508
Note payable – AHA	250,000	610,783
Line of credit – Crestmark Bank	-	720,291
Accounts receivable financing – Sallyport Commercial	502,449	-
Total short-term debt –third parties	752,449	2,791,582

Short-term debt – related parties
Line of credit – Vert Capital	-	822,550
Note payable – Logical Choice Corporation - Delaware	54,000	54,000
Total short-term debt –related parties	54,000	876,550

Convertible debt – related party
Convertible note payable – Mark Elliott	50,000	50,000

Long-term debt – related parties
Note payable – Marlborough Trust	-	2,040,183
Note payable - EDI	-	2,020,602
Total notes payable – related parties	-	4,060,785
Less: current portion	-	-
Total long-term notes payable	-	4,060,785

Total debt	$856,449	$7,778,917

Short-Term Debt - Third Parties:

Line of Credit – Sy Silverstein

On April 3, 2015, the Company entered into a line of credit agreement with Sy Silverstein, an individual. Pursuant to the agreement, the Company obtained the line of credit for up to a maximum of $300,000 to complete its initial public offering (“IPO”) process. The Company borrowed $100,000 under the agreement. The advances from this agreement accrue interest at 12% per annum, along with a $10,000 documentation fee, and was due on the effective date of the Company’s IPO. The $10,000 documentation fee was recorded as debt discount.

On October 4, 2016, Mr. Silverstein agreed to settle the outstanding principal of $100,000 and accrued interest of $15,919 with 109,915 shares of the Company’s Class A common stock. These shares were valued at $115,919 based on the Company’s most recent trading price of the Class A common stock on the settlement date.

Skyview Note

On April 1, 2016, the Company assumed from Mim Holdings a $3,425,000 senior secured note that was payable to Skyview Capital, the former equity owner of Mimio for the acquisition of Mimio. The Skyview Note accrued interest at 6% per annum and was due on July 3, 2016. The Skyview Note is secured by a lien and security interest on all of the assets of Mimio, subordinating to the Crestmark line of credit, and guaranteed by Vert Capital and VC2 Partners.

On July 5, 2016 and August 3, 2016, the Skyview Note was amended. On July 5, 2016, principal was increased to $3,660,508 to settle $235,508 of accounts payable owed by Mimio to Skyview’s affiliate. On August 3, 2016, the principal of the note was increased to $4,010,508 to include an additional fee of $350,000 to extend the maturity date to December 15, 2016. The Company recorded the $350,000 extension fee to interest expense. Additionally, the Company agreed to pay $2,500,000 of the note on the earlier of (1) September 30, 2016 or (2) the date the Company obtained a new debt facility. The Company made the $2,500,000 payment on September 29, 2016 with the proceeds from a line of credit with Crestmark Bank. The remaining outstanding balance together with any unpaid accrued interest was due and unpaid on December 15, 2016. On December 28, 2016, the Company received a Notice of Default from Skyview because the Company failed to make a $1,460,508 payment on December 15, 2016. On June 1, 2017, we were served with a lawsuit from Skyview seeking judgment on the $1,460,508 outstanding balance due under the defaulted Skyview Note, plus accrued interest thereon, and also seeking to foreclose on the assets of Mimio that is now owned and operated by our Boxlight, Inc.

On September 11, 2017, the outstanding principal and accrued interest were settled in full with funds from the Sallyport Commercial Finance, LLC line of credit. As of December 31, 2016, outstanding principal and accrued interest for the Skyview Note were $1,460,508 and $1,905, respectively.

AHA Note

On June 3, 2016, prior to the Company’s acquisition, Boxlight Group issued a promissory note to AHA Inc. Co Ltd. (“AHA”), a Korean corporation, in the amount of $1,895,413 to settle unpaid accounts payable of $1,866,418 for purchases of inventory. Interest shall be payable in the amount of 6.5% per annum. The principal was due and payable in eight equal monthly principal payments in the amount of $236,926 beginning on June 30, 2016. Interest was to be paid in consecutive monthly installments for eight months.

On November 29, 2017, the outstanding principal and interest were reduced to $500,000 related to a settlement agreement reached with AHA, resulting in a gain on settlement of $304,913. Pursuant to the settlement agreement, the Company was required to pay $250,000 in or before December 2017 and the remaining principal is due in six equal monthly payment of $41,667 commencing January 2018. The balance on the note payable to AHA was $250,000 and $610,783 at December 31, 2017 and 2016, respectively. The Company have made monthly payments in 2018 pursuant to the schedule.

Loan and Security Agreement – Hitachi Capital America Corp.

Effective July 6, 2016, the Company entered into a loan and security agreement with Hitachi Capital America Corp. (“Hitachi”). The agreement allowed the Company to borrow up to $2,500,000 based on the balance of eligible accounts receivable and inventory at an interest rate equal to 1.75% in excess of the prime rate. The loan was due and payable on demand. Under the terms of the Hitachi loan agreement, the Company applied $1,000,000 of the initial funding to pay EDI $1,000,000 in reduction of Boxlight Group’s outstanding accounts payable. The Hitachi loan was secured by all assets of Boxlight Inc. and guaranteed by Boxlight Parent. The outstanding amount payable to Hitachi was paid in full on September 29, 2016, out of the proceeds of the line of credit financing received from Crestmark Bank. In connection with the agreement with Hitachi, the Company paid $18,000 of loan fees which was included in interest expense.

Line of Credit – Crestmark Bank

On September 21, 2016, the Company entered into a $5,000,000 line of credit agreement with Crestmark Bank. Advances against this agreement accrued interest at 2.25% in excess of prime rate, with a minimum rate of 5.75% per annum. The outstanding balance under this agreement was secured by all assets of the Company and its subsidiaries and was due and payable upon demand.

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

As of December 31, 2017, outstanding principal and accrued interest were $502,449 and $0, respectively. For the year ended December 31, 2017, the Company incurred interest expense and loan fees of $220,607.

Short-Term Debt - Related Parties:

Line of Credit - Vert Capital

On September 30, 2014, the Company entered into a line of credit agreement with Vert Capital. Pursuant to the agreement as amended, the Company obtained a line of credit from Vert Capital up to a maximum of $900,000 to complete its IPO process. The funds originally accrued interest at 10% per annum. Pursuant to an amendment to the purchase agreement with EDI entered in September 2016, the funds began to accrue interest at 5.75% per annum. The advance was due on the effective date of the Company’s IPO. In connection with this agreement, the Company granted Vert Capital a security interest to all of its assets and properties, subordinated to Sallyport’s accounts receivable financing. The outstanding principle and accrued interest payable to Vert Capital of $775,259 was paid in full on December 1, 2017 out of the proceeds of the initial public offering. As of December 31, 2016, outstanding principal and accrued interest under this agreement were $822,550 and $115,319 respectively.

Line of Credit - Logical Choice Corporation-Delaware

On May 21, 2014, the Company entered into a line of credit agreement with Logical Choice Corporation-Delaware (“LCC-Delaware”), former sole member of Genesis. The line of credit allowed the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed accrued interest at 10% per annum. Interest accrued on any advanced funds was due monthly and the outstanding principal and any accrued interest were due in full on May 21, 2015. In May 2016, the maturity date was extended to May 21, 2018. The assets of Genesis have been pledged as a security interest against any advances on the line of credit. As of December 31, 2017, outstanding principal and accrued interest under this agreement was $54,000 and $15,916, respectively. As of December 31, 2016, outstanding principal and accrued interest under this agreement was $54,000 and $10,516, respectively.

On September 30, 2014, the Company entered into a line of credit agreement with LCC-Delaware. Pursuant to the agreement, the Company obtained an additional line of credit from LCC-Delaware up to a maximum of $500,000 for a term of 3 years. The advances from this agreement accrue interest at 10% per annum and was due on demand. In connection with this agreement, the Company granted LCC-Delaware a second lien and security interest to all of its assets and properties, subordinated to the line of credit from Vert Capital. Pursuant to an amendment to the purchase agreement with EDI entered in September 2016, LCC - Delaware forgave the entire payable balance of $185,129 and interest of $37,241 owed by the Company. The forgiveness of the debt total of $222,370 was recorded as additional paid in capital.

Convertible Notes Payable - Third Parties:

Convertible Note Payable – Mark Elliott

On January 16, 2015, the Company issued a note to Mark Elliott, the Company’s Chief Executive Officer, in the amount of $50,000. The note is due on December 31, 2018 as amended and bears interest at an annual rate of 10%, compounded monthly. The noted is currently in default and bears a 15% default rate. The note is convertible to the Company’s common stock at the lesser of (i) $6.28 per share, (ii) a discount of 20%  to the stock price if the Company’s common stock is publicly traded, or (iii) if applicable, such other amount negotiated by the Company. The note holder may convert all, but not less than all, of the outstanding principal and interest due under this note upon the conversion date. As of December 31, 2017, outstanding principal and accrued interest under this agreement were $50,000 and $14,808, respectively. As of December 31, 2016, outstanding principal and accrued interest under this agreement were $50,000 and $9,809, respectively.

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

Long-Term Debt - Related Parties:

Marlborough Note Payable

On April 1, 2016, the Company issued a $2,000,000 unsecured convertible promissory note to Marlborough Trust for the acquisition of Mimio. The Marlborough Note is convertible by the holder into the Company’s Class A common stock at a per share conversion price equal to 55% of the initial offering price. The Marlborough note bears a one-time simple interest charge of 8% and was due on March 31, 2019.

On June 27, 2017, the Marlborough Trust entered into a note conversion agreement with Boxlight Parent under which the Marlborough Trust agreed, upon the effective date of the Company’s post-effective amendment to the Company’s registration statement on Form S-1, to convert 100% of the $2,000,000 Marlborough Note and $79,853 of accrued interest into shares of our Class A common stock at a conversion price of $6.30 per share, a total of 330,135 shares upon conversion. The effective date was August 29, 2017 at which time the outstanding note and accrued interest were converted into 330,135 shares.

As of December 31, 2016, outstanding principal and long-term accrued interest for the Marlborough Note were $2,000,000 and $40,183, respectively.

EDI Note Payable

On September 28, 2016, the Company entered into an amendment with EDI for the acquisition of Boxlight Group. The Company agreed to issue a $2,000,000 non-negotiable convertible promissory note (the “EDI Note”) to settle the unpaid balance of the accounts payable owed by Boxlight Group to EDI. The note bears a one-time simple interest charge of 4% and all principal and accrued interest was due on March 31, 2019.

On May 11, 2017, the Company issued a $2,000,000 unsecured convertible promissory note to EDI replacing the 4% non-negotiable convertible promissory note of $2,000,000 issued at September 28, 2016. The new EDI Note was convertible into the Company’s Class A common stock at a per share conversion price equal to 55% of the initial offering price. The new note bears a one-time simple interest charge of 4% and was due on March 31, 2019.

On June 27, 2017, EDI entered into a note conversion agreement with the Company under which EDI agreed, upon the effective date of the Company’s post-effective amendment to the Company’s registration statement on Form S-1, to convert 100% of the $2,000,000 convertible promissory note and $60,274 of accrued interest into shares of our Class A common stock at a conversion price of $6.30 per share, a total of 327,027 shares upon conversion. The effective date was August 29, 2017, at which time the outstanding note and accrued interest were converted into 327,027 shares.

As of December 31, 2016, outstanding principal and long-term accrued interest for EDI Note were $2,000,000 and $20,602, respectively.

NOTE 11 – DEFERRED REVENUE

On July 18, 2016, upon the acquisition of Boxlight Group, the Company assumed a $761,622 future performance obligation for separately priced extended warranties sold by Boxlight Group based on preliminary measurement of the assets acquired and liabilities assumed.

Deferred revenue consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016

Balance, beginning of year	$767,726	$-
Assumed from Boxlight Group	-	761,622
Additions	1,070,528	259,744
Amortization	(535,537)	(253,640)
Balance, ending of year	1,302,717	767,726

Deferred revenue – short-term	1,127,423	495,603
Deferred revenue – long-term	$175,294	$272,123

NOTE 12 – INCOME TAXES

The Company operates in the United States and Mexico. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned. The Company idled its office in Mexico in 2016. For the years ended December 31, 2017 and 2016, the Company has incurred net losses and, therefore, has no tax liability. The cumulative net operating loss carry-forward on tax basis was approximately $7.6 and $4.7 million at December 31, 2017 and 2016, respectively. The value of these carryforwards depends on the Company’s ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2017 and 2016.

The Company is subject to United States federal income taxes. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows (rounded to nearest $000):

	2017	2016
Income tax benefit computed at the statutory rate	$2,554,000	$722,000
Stock compensation	(1,484,000)	(163,000)
Non-deductible expenses	(21,000)	(25,000)
Depreciation and amortization expenses	(9,000)	(4,000)
Bad debt expense	(31,000)	(146,000)
Others	12,000	144,000
Effect of U.S. tax law change	(1,108,000)	-
Change in valuation allowance	87,000	(528,000)

Provision for income taxes	$-	$-

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to 21% from 35% effective January 1, 2018. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company’s deferred tax assets of approximately $1.1 million and a corresponding reduction in the valuation allowance.

Significant components of the Company’s deferred tax assets after applying enacted corporate income tax rates are as follows (rounded to nearest $000):

	December 31, 2017	December 31, 2016
Depreciation and amortization expenses	$8,000	$4,000
Bad debt expense	106,000	146,000
Others	-	12,000
Net loss carrying forward	1,589,000	1,628,000
Valuation allowance	(1,703,000)	(1,790,000)

Net deferred income tax assets	$-	$-

The tax years from 2014 to 2017 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 13 – EQUITY

Preferred Shares

The Company’s articles of incorporation provide that the Company is authorized to issue 50,000,000 preferred shares consisting of: 1) 250,000 shares of voting Series A preferred stock, with a par value of $0.0001 per share; 2) 1,200,000 shares of voting Series B preferred stock, with a par value of $0.0001 per share; 3) 270,000 shares of voting Series C preferred stock, with a par value of $0.0001 per share; and 4) 48,280,000 shares to be designated by the Company’s Board of Directors.

As of December 31, 2016, the Company had issued 1,000,000 shares of Series B Preferred Stock for the acquisition of Genesis and 270,000 shares of Series C Preferred Stock for the acquisition of Boxlight Group. Upon the completion of IPO in November 2017, all of the shares of Series B and C Preferred stock related to the acquisitions of Genesis and Boxlight Group were converted to Class A common stock.

Upon completion of the Company’s initial public offering, an aggregate of 250,000 shares of the Company’s non-voting convertible Series A preferred stock were issued to Vert Capital for the acquisition of Genesis. All of the Series A Preferred Stock shall be automatically converted into Class A common stock not later than November 30, 2018.

Common Shares

In January 2015, the Company amended its articles of incorporation to state that the Company’s common shares consist of: 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of December 31, 2017 and 2016, the Company had 9,558,997 and 4,621,687 shares of Class A common stock issued and outstanding, respectively. No class B shares were outstanding at December 31, 2017 and 2016.

Issuances in 2017:

Issuance of common stock in connection with IPO

In November 2017, the Company completed its initial public offering and issued 958,983 and 41,017 shares of Class A common stock at $7.00 per share for net proceeds of $5,678,609 and conversion of accounts payable to a third party of $287,119, respectively.

In November 2017, the Company issued 370,040 shares of Class A common stock for the conversion of 1,000,000 shares of Series B preferred stock in relation to the Genesis acquisition.

In November 2017, the Company issued 2,055,873 shares of Class A common stock for the conversion of 270,000 shares of Series C preferred stock in relation to the Boxlight Group acquisition.

Issuance of common stock for directors compensation

In March 2015, and as amended on February 26, 2016, the Company entered into agreements with two new Board members. In consideration of their agreement to serve on the Company’s Board, the Company agreed to sell a number of common shares equal to 0.5% and 1.25%, respectively, of the Company’s fully-diluted common shares to these members on IPO. Upon completion of the IPO, the two members were issued 186,000 shares in total at a purchase price of $0.0001 per share. The Company recognized stock compensation expense of $1,302,000 on the grant date. Additionally, one of the directors receives a fee payable in cash of $50,000 per annum, which commenced on February 26, 2016.

Settlement of trademark liability

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

In October 2014, Boxlight Inc. entered into an amendment to the trademark license agreement with Mr. Myers, whereby Mr. Myers agreed to sell the trademark for $250,000. Payment would be made through the issuance of shares of Boxlight Corporation by dividing $250,000 by the initial price per share of shares of Boxlight Corporation’s common stock sold in the initial public offering of Boxlight Corporation. In 2014, the Company issued 39,841 shares to Mr. Myers as security deposit. The Company completed its IPO in November 2017 at $7.00 per share. Total shares issued to Mr. Myers had a value of $278,887 on the IPO date. Mr. Myers confirmed the trademark liability was settled but would not return the additional 4,127 shares issued to him. The Company therefore recorded a loss from settlement of $28,887.

Issuance of common stock in connection with Loeb & Loeb agreement

On December 16, 2015, and as amended in April and November 2017, the Company agreed to pay Loeb & Loeb (“Loeb”) for legal services rendered in connection with the Company’s IPO for $900,000. Pursuant to the amendment agreement, upon closing the IPO, the Company made a cash payment to Loeb of $400,000 and issued 138,692 restricted shares of Class A common stock. Commencing with the first month after the closing of the IPO, the Company shall make six monthly cash payments to Loeb each in the amount of $47,500 no later than the fifth day of each month for a total amount of $285,000. Upon receipt of the total payment of $285,000, Loeb will return 82,059 shares to the Company. No later than 12 months after the closing of IPO, the Company shall pay the remaining balance of $215,000. Upon receipt of the final payment of $215,000, Loeb will return 33,517 shares to the Company. Loeb will continue to beneficially own 23,116 shares of our Class A common stock. At December 31, 2017, the Company had paid $400,000 and had a remaining payable of $500,000.

Issuances of common stock for settlement of accounts payable and debt

In June 2017, EDI agreed to convert $1,500,000 of accounts payable into 238,095 shares of Class A common stock at a conversion price of $6.30 per share. No gain or loss was recorded on the conversion.

In August 2017, EDI and Marlborough converted long-term convertible notes payable and accrued interest of $4,140,127 in total into 657,162 shares of Class A common stock at a conversion price of $6.30 per share. See Note 10. No gain or loss was recorded on the conversion.

Exercise of stock options

In 2017, the Company issued 291,402 shares of Class A common stock upon exercise of employee’s options for net cash proceeds of $29.

Issuances in 2016:

Issuances of common stock to K-Laser for cash

On September 28, 2016, pursuant to an amended agreement with EDI, K Laser, the principal stockholder of EDI, purchased 178,572 shares of Class A common stock at $5.60 per share for cash of $1,000,003. The Company agreed to use $650,000 of the proceeds to retire a separate obligation owed by Boxlight Inc. to EDI.

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

Issuances of common stock for settlement of accounts payable and debt

In October and September 2016, the Company issued an aggregate of 94,735 shares at $1.055 per share to settle accounts payable of $99,910 (including $77,268 of accrued commission payable to Mark Elliott, the Company’s CEO).

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

NOTE 14 – SHARE-BASED COMPENSATION

On September 19, 2014, the Board approved the Company’s 2014 Stock Option Plan. The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees, and consultants of the Company or a subsidiary of the Company under the plan is 2,390,438 shares. Grants made under this plan must be approved by the Company’s Board of Directors. As of December 31, 2017, the Company had 1,577,864 shares reserved for issuance under the plan. In 2018, the Board of Director approved to increase shares available for grant by 300,000 shares to 2,690,438 shares. The increase is not finalized and subject to shareholders’ approvals.

Stock Options

Under our stock option program, an employee receives an award that provides the opportunity in the future to purchase the Company’s shares at the market price of our stock on the date the award is granted (strike price). The options become exercisable over a range of immediate to 4 year vesting period and expire 5 years from the grant date, unless stated differently in the option agreements, if they are not exercised. Stock options have no financial statement effect on the date they are granted but rather are reflected over time through recording compensation expense and increasing shareholder’s equity. We record compensation expense based on the estimated fair value of the awards that vest and that amount is amortized as compensation expense on a straight- line basis over the vesting period. Accordingly, total expense related to the award is reduced by the fair value of options that are forfeited by employees that leave the Company prior to vesting.

Following is a summary of the option activities during the years ended December 31, 2017 and 2016:

	Number of Units	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2015	729,434	$0.12
Granted	120,971	$0.13
Outstanding, December 31, 2016	850,405	$0.08	*	7.58
Granted	374,542	$6.39
Exercised	(291,402)	$0.0001
Cancelled	(120,971)	$0.12
Outstanding, December 31, 2017	812,574	$3.01		5.64
Exercisable, December 31, 2017	396,596	$0.57		6.42

* Adjusted due to the change of exercise price of options issued to its Chief Financial Officer effective November 1, 2016.

The Company estimates the fair value of each stock option award on the date of grant using a Black- Scholes option pricing model. Outstanding stock option awards may be dilutive to earnings per share when they are in the money (i.e the market price of the Company’s stock is greater than the strike price of the option). When an option is dilutive, it increases the number of shares used in the diluted earnings per share calculation which will decrease earnings per share. However, the effect stock options have on the number of shares added to the diluted earnings in not one-for-one. The average amount of unrecognized compensation expense (the portion of the fair value of these option awards not yet amortized) and the market price of the Company’s stock during the reporting period affect how many of these potential shares are included in the calculation. The calculation assumes that proceeds received from the exercise and the unrecognized compensation expense are used to buy back shares, which reduces the dilutive impact. As of December 31, 2017, the options had an intrinsic value of $2,097,415.

Issuances in 2017:

On April 4, 2017, the Company granted options to purchase 18,000 shares of Series A common stock at $5.60 per share to its then controller, currently Chief Financial Officer, for services. These options vest in 4 years and commenced in the quarter ended June 30, 2017 and expire 5 years from the date of grant. The options had a fair value of approximately $7,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

In November 2017, the Company granted options to purchase 29,200 options at $0.0001 per share to its former Chief Financial Officer for services. These options vested immediately and expire 5 years from the date of grant. The options had a fair value of approximately $204,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

In November 2017, the Company granted options to purchase 37,829 options at $7.00 per share to its former Chief Operating Officer for services. These options vest in 3 years and expire 5 years from the date of grant. The options had a fair value of approximately $126,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

In November 2017 and pursuant to Boxlight Group’s acquisition agreement with EDI, the Company granted options to purchase 185,018 options at $7.00 per share to its Boxlight Group’s employees. These options vest in 4 years and expire 5 years from the date of grant. The options had fair value of approximately $634,000 on grant date that was calculated using the Black-Scholes option-pricing model.

In November 2017, the Company granted options to purchase 4,495 options at $7.00 per share to one of its employees for services. These options vest in 4 years and expire 5 years from the date of grant. The options had a fair value of approximately $15,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

In November 2017, the Company granted options to purchase 100,000 options at $7.00 per share to two directors for services. These options vest in 1 year and expire 5 years from the date of grant. The options had a fair value of approximately $319,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

Variables used in the Black-Scholes option-pricing model for options granted during the year ended December 31, 2017 include: (1) discount rate of 1.47% – 1.90% (2) expected life of 2.5 – 3.75 years, (3) expected volatility of 65% – 69%, and (4) zero expected dividends.

Issuances in 2016:

On May 13, 2016, the Company granted options to purchase 120,971 shares of Class A common stock at $0.12 per share to an employee for services. These options vest in four years and commenced in the quarter ended June 30, 2016 and expire 5 years from the date of grant. The options have a fair value of $109,000 that was calculated using the Black-Scholes option-pricing model. These options were canceled in 2017 pursuant to the termination of employment agreement.

On November 1, 2016, the Company entered into an amended employment agreement with its prior Chief Financial Officer, which amended the exercise price of the 291,402 options granted from $0.13 to $0.0001 per share. The options vesting term was changed to (i) 50% of the remaining unvested options shall vest immediately following the agreement, (ii) all remaining unvested options shall vest on March 31, 2017. Pursuant to the amendment of employment agreement, the fair value of options granted was changed to approximately $484,000 using the Black-Scholes option-pricing model. In 2017, the officer exercised the options and the Company issued 291,402 shares to the officer and received $29 cash.

Variables used in the Black-Scholes option-pricing model for options granted during the year ended December 31, 2016 include: (1) discount rate of 0.97 - 0.99% (2) expected life of 3.75 to 3.96 years, (3) expected volatility range of 66 to 69%, and (4) zero expected dividends.

Warrants

Following is a summary of the warrants activities during the years ended December 31, 2017 and 2016:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2015	820,717	$7.7	4.00
Granted	-	$-
Outstanding, December 31, 2016	820,717	$7.7	3.00
Granted	50,000	$7.7
Outstanding, December 31, 2017	870,717	$7.7	2.15
Exercisable, December 31, 2017	820,717	$7.7	2.00

On November 7, 2014, the Company issued to Vert Capital and a consultant five year warrants to purchase 796,813 and 23,904, shares of our Class A common stock respectively, at an exercise price, equal to 110% of the initial per share offering price ($7.70). Effective as of October 12, 2016, and as a result of Adam Levin and Michael Pope no longer no longer being employed at Vert Capital, Boxlight Parent cancelled the Vert Capital warrants and reissued 597,610 and 199,203 warrants under the same terms to entities associated with Adam Levin and to Michael Pope, respectively. These warrants expire on December 31, 2019. Among other provisions, such warrants contain “cashless” exercise rights and prohibit the holder from selling any of the shares issuable upon exercise of such warrants for a period of not less than nine months from the date of issuance. These warrants had a fair value of $2,087,840 on measurement date using the Black-Scholes option-pricing Model and were immediately exercisable upon the closing of IPO.

On November 7, 2014, the Company granted warrants to Lackamoola, LLC for services to purchase an aggregate of 23,904 shares of common stock with an exercise price equal to 110% of the price per share of the Company’s IPO ($7.70). These warrants expire on December 31, 2019. These warrants had a fair value of $62,634 on measurement date using Black-Scholes option-pricing Model and was immediately exercisable upon the closing of IPO.

In November 2017, the Company granted warrants to its placement agents for the IPO to purchase an aggregate of 50,000 shares of common stock with an exercise price at $7.70 price per share of the Company’s IPO. These warrants expire on August 29, 2022. These warrants had a fair value of $192,591 on grant date using Black-Scholes option-pricing Model and will be exercisable on August 29, 2018.

Variables used in the Black-Scholes option-pricing model for warrants granted during the year ended December 31, 2017 include: (1) discount rate of 1.78% – 2.14% (2) expected life of 2.08 – 4.75 years, (3) expected volatility of 69% – 71%, and (4) zero expected dividends. As of December 31, 2017, the warrants had an intrinsic value of $0.

Stock compensation expense

For the years ended December 31, 2017 and 2016, the Company recorded the following stock compensation expense:

	2017	2016
Stock options	$788,196	$464,321
Warrants	2,150,474	-
Class A common stock grants	1,302,000	-

Total stock compensation expense	$4,240,670	$464,321

As of December 31, 2017, there was $1,025,157 of unrecognized compensation expense related to unvested options, which will be amortized over the remaining vesting period. Of that total, approximately $499,000 is estimated to be recorded as compensation expense in 2018.

NOTE 15 – OTHER RELATED PARTY TRANSACTIONS

Management Agreement – VC2 Advisors, LLC

On July 15, 2015, the Company entered into a management agreement with VC2 Advisors LLC, a Delaware limited liability company, in which Michael Pope, our President and Director, was a manager. VC2 Advisors is owned by Sugar House Trust and AEL Irrevocable Trust, trusts established for the benefit of the families of Michael Pope and Adam Levin. Pursuant to the agreement, VC2 shall perform consulting services for the Company relating to, among other things, sourcing and analyzing strategic acquisitions and introductions to various financing sources. VC2 shall receive an annual management fee payable in cash equal to 1.5% of total consolidated revenues at the end of each fiscal year ended December 31, 2016, 2017 and 2018, payable in monthly installments, commencing as of the date of the Company’s IPO. The annual fee is subject to a cap of $1,000,000 in each of 2016, 2017 and 2018. At its option, VC2 may also defer payment until the end of each year, payable as an option to purchase shares of Class A common stock of the Company, at a price per share equal to 100% of the closing price of the Company’s Class A common stock as traded on Nasdaq or any other national securities exchange as of December 31 of such year in question. Effective October 12, 2016, as a result of Adam Levin and Michael Pope no longer being employed at VC2, the consulting agreement with VC2 was terminated. Subsequently, the Company entered into new consulting agreements on identical terms with other entities which now employ Michael Pope and Adam Levin. As of December 31, 2017, the Company had a payable of $35,632 pursuant to these agreements.

In 2018, as a result of Adam Levin and Michael Pope no longer working at VC2 Advisors, the Company canceled the VC2 Advisors agreement and entered into a new management agreement, with substantially the same terms, with Canaan Parish, LLC, an entity affiliated with Michael Pope.

Sales and Purchases - EDI

EDI, an affiliate of the Company’s major shareholder K-Laser, is a major supplier of products to the Company. For the years ended December 31, 2017 and 2016, the Company had purchases of approximately $5.3 and $2.8 million, respectively, from Everest Display Inc. For the years ended December 31, 2017 and 2016, the Company had sales of approximately $66,000 and $160,000, respectively, to Everest Display Inc. As of December 31, 2017 and 2016, the Company had accounts payable of approximately of $4,325,000 and $3,618,000, respectively, to Everest Display Inc.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Litigation

In July 2015, a supplier filed a lawsuit against the Company for outstanding payables owed by the Company of approximately $72,000. In February 2016, the supplier and the Company agreed to settle the indebted balance for $43,000 provided that the Company pays on or before March 16, 2016. The Company failed to make the payment and the judgement amount was therefore increased to approximately $70,000 and with interest and court costs of approximately $2,300. The Company is currently negotiating new terms with the supplier. On January 29, 2018, the Company entered into a Compromise Settlement and Release agreement with the supplier, where the Company agreed to settle the indebted balance for $39,000. On January 30, 2018 the Company paid the settlement in full and is currently waiting for a release from the Court.

On April 2017, a Garnishment Action was filed by Asahi Net, Inc. (“Asahi”) against Vert. Asahi is seeking to garnish funds in the amount of $2,180,881. The Company is listed as a garnishee in the Action because Vert had loaned money to the Company. The Company has already paid Vert in full satisfaction of the loan. The Garnishment Action is currently in the discovery phase where the Company disputes Asahi’s allegations. The outcome is unknown but likely to be favorable to the Company. On March 1, 2018, the Company was served a claim under the Georgia Uniform Voidable Transactions Act by Asahi, which is seeking to void transactions between the Company and Vert. The Company disputes these allegations. The outcome is unknown, but likely to be favorable to the Company.

On June 1, 2017, the Company was served with a lawsuit from Skyview seeking judgment on the $1,460,508 outstanding balance due under the currently defaulted Skyview Note, plus accrued interest thereon, and also seeking to foreclose on the assets of Mimio that is now owned and operated by our Boxlight, Inc. The Company paid off the $1,460,508 outstanding balance in November 2017. Skyview filed a request for additional attorney fees in the amount of $67,826. On March 14, 2018, the Company satisfied the claim and is currently waiting for the release in full from the Court.

Operating Lease Commitments

The Company leases two office spaces under non-cancelable lease agreements. The leases provide that the Company pays only a monthly rental and is not responsible for taxes, insurance or maintenance expenses related to the property. Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to December 31, 2017 are as follows:

Year ending December 31,	Amount
2018	$265,050
2019	60,600
2020	-
Net Minimum Lease Payments	$325,650

The Company also has another office lease on a month-to-month basis. For the twelve months ended December 31, 2017 and 2016, aggregate rent expense was approximately $274,950 and $286,999, respectively.

NOTE 17 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company’s revenues were concentrated among few customers for the years ended December 31, 2017 and 2016:

Customer	Total revenues from the customer to total revenues for the year ended December 31, 2017	Accounts receivable from the customer as of December 31, 2017 (rounded to 000)	Total revenues from the customer to total revenues for the year ended December 31, 2016	Accounts receivable from the customer as of December 31, 2016 (rounded to 000)
1	12%	$372,000	13%	$11,917
2	11%	$634,000	1%	$162,300

The loss of the significant customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company’s purchases were concentrated among few vendors for the years ended December 31, 2017 and 2016:

Vendor	Total purchases from the vendor to total purchases for the year ended December 31, 2017	Accounts payable (prepayment) to the vendor as of December 31, 2017 (rounded to 000)	Total purchases from the vendor to total purchases for the year ended December 31, 2016	Accounts payable (prepayment) to the vendor as of December 31, 2016 (rounded to 000)
1	37%	$(61,000)	2%	$(229,000)
2*	34%	$4,325,000	32%	$3,618,000

* EDI, a related party. See note 15.

The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 18 – SUBSEQUENT EVENTS

On January 2, 2018, the Company granted 100,000 stock options each to its President, Chief Executive Officer and former Chief Financial Officer with an exercise price of $5.01 per share vesting monthly over one year. The expiration date is five years from the grant date.

On January 2, 2018, the Company granted 200,000 stock options each to Hank Nance, Chief Operating Officer, with an exercise price of $5.01 per share vesting monthly over one year. The expiration date is five years from the grant date.

On January 8, 2018, K Laser purchased 60,000 shares of common stock at $7.00 per share.

On February 14, 2018, the Company granted 367,500 employee stock options with an exercise price of $5.40 per share vesting quarterly over four years. The expiration date is five years from the grant date.

On March 19, 2018, the Company granted 35,000 stock options to Takesha Brown, Chief Financial Officer, with an exercise price of $4.00 per share vesting monthly over one year in accordance with the terms of her employment agreement. The expiration date is five years from the grant date.

On March 20, 2018, Sheri Lofgren, the former Chief Financial Officer, exercised 29,200 stock options at par value and issued payment of $3.

