Form 10-Q
period 2018-03-31
Boxlight Corp
filed 2018-05-15
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

OR

[ ]	Transition Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number 001-37564

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

The number of shares outstanding of the registrant’s common stock on May 14, 2018 was 9,648,198.

BOXLIGHT CORPORATION

2

PART I. Financial Information

Item 1. Financial Statements

Boxlight Corporation

Consolidated Balance Sheets

As of March 31, 2018, and December 31, 2017

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current asset:
Cash and cash equivalents	$448,345	$2,010,325
Accounts receivable – trade, net of allowances	3,083,668	3,089,932
Inventories, net of reserve	3,738,723	4,626,569
Prepaid expenses and other current assets	1,227,995	388,006
Total current assets	8,498,731	10,114,832

Property and equipment, net of accumulated depreciation	25,095	29,752
Intangible assets, net of accumulated amortization	5,943,368	6,126,558
Goodwill	4,181,991	4,181,991
Other assets	316	292
Total assets	$18,649,501	$20,453,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,415,090	$2,994,918
Accounts payable and accrued expenses – related parties	4,739,569	4,391,713
Short-term debt	819,960	752,449
Short-term debt – related party	54,000	54,000
Convertible notes payable – related party	50,000	50,000
Deferred revenues – short-term	483,243	1,127,423
Total current liabilities	8,561,862	9,370,503

Deferred revenues – long-term	175,915	175,294

Total liabilities	8,737,777	9,545,797

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 250,000 shares issued and outstanding	25	25
Common stock, $0.0001 par value, 200,000,000 shares authorized; 9,648,197 and 9,558,997 Class A shares issued and outstanding, respectively	965	956
Additional paid-in capital	24,655,946	23,740,751
Subscriptions receivable	(325)	(325)
Accumulated deficit	(14,701,902)	(12,785,931)
Other comprehensive loss	(42,985)	(47,848)
Total stockholders’ equity	9,911,724	10,907,628

Total liabilities and stockholders’ equity	$18,649,501	$20,453,425

See accompanying notes to the financial statements.

Boxlight Corporation

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017

Revenues	$5,996,685	$4,194,429
Cost of revenues	4,515,713	2,994,683
Gross profit	1,480,972	1,199,746

Operating expense:
General and administrative expenses	3,169,787	2,451,206
Research and development	92,505	190,445
Total operating expense	3,262,292	2,641,651

Loss from operations	(1,781,320)	(1,441,905)

Other income (expense):
Interest expense, net	(146,928)	(169,091)
Other income (expense), net	(13,461)	49,646
Gain on settlement of liabilities	25,738	-
Total other expense	(134,651)	(119,445)

Net loss	$(1,915,971)	$(1,561,350)

Comprehensive loss:
Net loss	$(1,915,971)	$(1,561,350)
Other comprehensive loss:
Foreign currency translation gain (loss)	4,863	(23,713)
Total comprehensive loss	$(1,911,108)	$(1,585,063)

Net loss per common share – basic and diluted	$(0.20)	$(0.34)
Weighted average number of common shares outstanding – basic and diluted	9,617,234	4,621,687

See accompanying notes to the financial statements

Boxlight Corporation

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017

Cash flows from operating activities:
Net loss	$(1,915,971)	$(1,561,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	49,432	78,708
Change in allowance for sales returns and volume rebate	(34,828)	56,233
Change in inventory reserve	(54,267)	(11,476)
Stock compensation expense	496,688	47,165
Depreciation and amortization	187,847	192,225
Gain on settlement of accounts payable	(25,738)	-
Changes in operating assets and liabilities:
Accounts receivable – trade	(8,240)	(87,053)
Inventories	942,113	584,062
Prepaid expenses and other current assets	(838,031)	(771,039)
Accounts payable and accrued expenses	(553,436)	265,145
Accounts payable and accrued expenses – related parties	347,858	1,119,606
Deferred revenues	(643,559)	(65,557)
Other short-term liabilities	-	(263)
Accrued interest on long-term debt – related parties	-	40,220
Net cash used in operating activities	(2,050,132)	(113,374)

Cash flows from financing activities:
Proceeds from short-term debt	4,714,094	-
Proceeds from convertible note payable	-	1,000,000
Principal payments on short-term debt	(4,646,582)	(720,291)
Principal payments on short-term debt-related party	-	(195,000)
Proceeds from issuance of common stock	420,000	-
Proceeds from issuance of common stock upon exercise of options	3	-
Net cash provided by financing activities	487,515	84,709

Effect of foreign currency exchange rates	637	(26,263)

Net decrease in cash and cash equivalents	(1,561,980)	(54,928)

Cash and cash equivalents, beginning of the period	2,010,325	456,502

Cash and cash equivalents, end of the period	$448,345	$401,574

Supplemental cash flow disclosures:
Cash paid for interest	$144,364	$112,915
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

Boxlight Corporation

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Boxlight Corporation (the “Company” or “Boxlight Parent”) was incorporated in the State of Nevada on September 18, 2014 with its headquarters in Atlanta, Georgia for the purpose of becoming a technology company that sells interactive educational products. In 2016, the Company acquired Boxlight, Inc., Boxlight Latinoamerica, S.A. DE C.V. (“BLA”) and Boxlight Latinoamerica Servicios, S.A. DE C.V. (“BLS”) (together, “Boxlight Group”), Mimio LLC (“Mimio”) and Genesis Collaboration, LLC (“Genesis”). The Company currently designs, produces and distributes interactive technology solutions to the education market.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Boxlight Corporation, Boxlight Group, Mimio and Genesis. Transactions and balances among Boxlight Corporation, Boxlight Group, Mimio and Genesis have been eliminated.

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim unaudited consolidated financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. Significant estimates include estimates of allowances for bad debts, inventory obsolescence, initial valuations and recoverability of intangible assets including goodwill, stock compensation, and estimates for contingent liabilities related to debt obligations and litigation matters.

FOREIGN CURRENCIES

The Company’s functional currency is the U.S. dollar. BLA and BLS’s functional currency is the Mexican Peso. The Company translates their financial statements from their functional currencies into the U.S. dollar.

An entity’s functional currency is the currency of the primary economic environment in which it operates and is generally the currency in which the business generates and expends cash. BLA and BLS, whose functional currency is the Mexican Peso, translate their assets and liabilities into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rates for the period. Translation adjustments are included in accumulated other comprehensive loss, a separate component of equity (deficit). Foreign exchange gains and losses included in net income result from foreign exchange fluctuations on transactions denominated in a currency other than an entity’s functional currency.

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

INVENTORIES

Inventories are stated at the lower of cost or net realizable value and included spare parts and finished goods. Inventories are primarily determined using the specific identification method and the first-in, first-out (“FIFO”) cost method. Cost includes direct cost from the contract manufacturer (“CM”) or original equipment from manufacturer (“OEM”), plus material overhead related to the purchase, inbound freight and import duty costs.

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

REVENUE RECOGNITION

Revenue is comprised of product sales and service revenue, net of sales returns, co-operative advertising credits, early payment discounts, and special incentive payments (“SPIFF”) paid to the value-added resellers (“VARs”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

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

The Company has warranty policy to provide 12 to 36 months warranty coverage on projectors, displays, accessories, batteries and computers except when sold through a “Premier Education Partner” or sold to schools where the Company provides a 60 month warranty. The Company establishes a liability for estimated product warranty costs at the time product revenue is recognized, if the liability is expected to be material. The warranty obligation is affected by product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials, or other costs differ from the Company’s estimates, additional warranty liabilities could be required, which would reduce its gross profit.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. Since the company is an Emerging Growth Company, adoption is not required until 2019. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

In February 2016, a pronouncement was issued by FASB that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As of March 31, 2018, the Company had an accumulated deficit of $14,701,902 and a working capital deficit of $63,131. During the three months ended March 31, 2018, the Company incurred a net loss of $1,915,971 and net cash used in operations was $2,050,132. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is seeking to obtain funds for operations from its public or private sales of equity or debt securities or from bank or other loans.

NOTE 3 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at March 31, 2018 and December 31, 2017:

	2018	2017

Accounts receivable - trade	$3,855,064	$3,846,724
Allowance for doubtful accounts	(250,306)	(200,874)
Allowance for sales returns and volume rebates	(521,090)	(555,918)

Accounts receivable - trade, net of allowances	$3,083,668	$3,089,932

NOTE 4 – INVENTORIES

Inventories consisted of the following at March 31, 2018 and December 31, 2017:

	2018	2017

Finished goods	$3,691,197	$4,611,973
Spare parts	165,821	187,158
Reserves for inventory obsolescence	(118,295)	(172,562)

Inventories, net	$3,738,723	$4,626,569

During the three months ended March 31, 2018 and 2017, the Company wrote off obsolete inventories of $0 and $24,531, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at March 31, 2018 and December 31, 2017:

	2018	2017

Prepayments to vendors	$881,024	$295,448
Employee receivables	-	6,203
Prepaid local taxes	-	1,015
Prepaid and refundable income taxes	1,262	33,435
Prepaid insurance	122,832	-
Prepaid licenses and other	222,877	51,905

Prepaid expenses and other current assets	$1,227,995	$388,006

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2018 and December 31, 2017:

	Useful lives	2018	2017

Leasehold improvements	9-10 years	$3,355	$3,355
Office equipment	3-5 years	21,341	21,341
Other equipment	5 years	42,485	42,485

Property and equipment, at cost		67,181	67,181
Accumulated depreciation		(42,086)	(37,429)

Property and equipment, net of accumulated depreciation		$25,095	$29,752

For the three months ended March 31, 2018 and 2017, the Company recorded depreciation expense of $4,657 and $15,189 respectively.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at March 31, 2018 and December 31, 2017:

	Useful lives	2018	2017

Patents	10 years	$67,395	$67,395
Customer relationships	10 years	3,567,396	3,567,396
Trademarks	10 years	3,554,932	3,554,932

Intangible assets, at cost		7,189,723	7,189,723
Accumulated amortization		(1,246,355)	(1,063,165)

Intangible assets, net of accumulated amortization		$5,943,368	$6,126,558

Goodwill from acquisition of Mimio	N/A	$44,931	$44,931
Goodwill from acquisition of Boxlight	N/A	4,137,060	4,137,060
		$4,181,991	$4,181,991

For the three months ended March 31, 2018 and 2017, the Company recorded amortization expense of $183,190 and $177,036, respectively.

NOTE 8 – DEBT

The following is a summary of our debt at March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
Short-term debt – third parties
Note payable – AHA	125,000	250,000
Accounts receivable financing – Sallyport Commercial	694,960	502,449
Total short-term debt –third parties	819,960	752,449

Short-term debt – related parties
Note payable – Logical Choice Corporation - Delaware	54,000	54,000

Convertible debt – related party
Convertible note payable – Mark Elliott	50,000	50,000

Total debt	$923,960	$856,449

Short-Term Debt - Third Parties:

AHA Note

On June 3, 2016, prior to the Company’s acquisition of Boxlight Group, Boxlight Group issued a promissory note to AHA Inc. Co Ltd. (“AHA”), a Korean corporation, in the amount of $1,895,413 to settle unpaid accounts payable of $1,866,418 for purchases of inventory. Interest shall be payable in the amount of 6.5% per annum. The principal was due and payable in eight equal monthly principal payments in the amount of $236,926 beginning on June 30, 2016. Interest was to be paid in consecutive monthly installments for eight months.

On November 29, 2017, the outstanding principal and interest were reduced to $500,000 related to a settlement agreement reached with AHA, resulting in a gain on settlement of $304,913. Pursuant to the settlement agreement, the Company was required to pay $250,000 on or before December 2017 and the remaining principal is due in six equal monthly payment of $41,667 commencing January 2018. The outstanding balance on the note payable to AHA was $125,000 and $250,000 at March 31, 2018 and December 31, 2017, respectively. The Company has made monthly payments in 2018 pursuant to the repayment schedule.

Accounts Receivable Financing – Sallyport Commercial Finance

On August 15, 2017, Boxlight Inc., and Genesis entered into a 12-month term account sale and purchase agreement with Sallyport Commercial Finance, LLC (“Sallyport”). Pursuant to the agreement, Sallyport agreed to purchase 85% of the eligible accounts receivable of the Company with a right of recourse back to the Company if the receivables are not collectible. This agreement requires a minimum monthly sales volume of $1,250,000 with a maximum facility limit of $6,000,000. Advances against this agreement accrue interest at 4% in excess of the highest prime rate publicly announced from time to time with a floor of 4.25%. In addition, the Company is required to pay a $950 audit fee per day. The Company granted Sallyport a security interest in all of Boxlight Inc. and Genesis’ assets.

As of March 31, 2018, outstanding principal and accrued interest were $694,960 and $0, respectively. For the three months ended March 31, 2018, the Company incurred interest expense of $144,364.

Short-Term Debt - Related Parties:

Line of Credit - Logical Choice Corporation-Delaware

On May 21, 2014, the Company entered into a line of credit agreement with Logical Choice Corporation-Delaware (“LCC-Delaware”), former sole member of Genesis. The line of credit allowed the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed accrued interest at 10% per annum. Interest accrued on any advanced funds was due monthly and the outstanding principal and any accrued interest were due in full on May 21, 2015. In May 2016, the maturity date was extended to May 21, 2018. The assets of Genesis have been pledged as a security interest against any advances on the line of credit. As of March 31, 2018, outstanding principal and accrued interest under this agreement was $54,000 and $16,789, respectively. As of December 31, 2017, outstanding principal and accrued interest under this agreement was $54,000 and $15,916, respectively.

Convertible Notes Payable - Third Parties:

Convertible Note Payable – Mark Elliott

On January 16, 2015, the Company issued a note to Mark Elliott, the Company’s Chief Executive Officer, in the amount of $50,000. The note as amended is due on December 31, 2018and bears interest at an annual rate of 10%, compounded monthly. The noted is currently in default and bears a 15% default rate. The note is convertible into the Company’s common stock at the lesser of (i) $6.28 per share, (ii) a discount of 20% to the stock price if the Company’s common stock is publicly traded, or (iii) if applicable, such other amount negotiated by the Company. The note holder may convert all, but not less than all, of the outstanding principal and interest due under this note. As of March 31, 2018, outstanding principal and accrued interest under this note were $50,000 and $16,041, respectively. As of December 31, 2017, outstanding principal and accrued interest under this note were $50,000 and $14,808, respectively.

NOTE 9 – DEFERRED REVENUE

The Company has future performance obligations for separately priced extended warranties sold related to its Lamps for Life program and advances from customers. Deferred revenue consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Balance, beginning of the period	$1,302,717	$767,726
Additions	71,903	1,070,528
Amortization or earned	(715,462)	(535,537)
Balance, ending of the period	659,158	1,302,717

Deferred revenue – short-term	483,243	1,127,423
Deferred revenue – long-term	$175,915	$175,294

NOTE 10 – INCOME TAXES

The Company operates in the United States and Mexico. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned. The Company idled its office in Mexico in 2016. For the three months ended March 31, 2018 and the year ended December 31, 2017, the Company has incurred net losses and, therefore, has no tax liability. The cumulative net operating loss carry-forward on tax basis was approximately $9.0 and $7.6 million at March 31, 2018 and December 31, 2017, respectively. The value of these carryforwards depends on the Company’s ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at March 31, 2018 and December 31, 2017.

NOTE 11 – EQUITY

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

The Company issued 1,000,000 shares of Series B preferred stock for the acquisition of Genesis and 270,000 shares of Series C preferred stock for the acquisition of Boxlight Group. Upon the completion of the IPO in November 2017, all shares of Series B and C preferred stock related to the acquisitions of Genesis and Boxlight Group were converted to Class A common stock.

Upon completion of the Company’s IPO, an aggregate of 250,000 shares of the Company’s non-voting convertible Series A preferred stock were issued to Vert Capital for the acquisition of Genesis. All of the Series A preferred stock shall be automatically converted into Class A common stock no later than November 30, 2018.

Common Stock

In January 2015, the Company amended its articles of incorporation to state that the Company’s common stock consists of: 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of March 31, 2018, and December 31, 2017, the Company had 9,648,197 and 9,558,997 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at March 31, 2018 and December 31, 2017.

Issuance of common stock

On January 8, 2018, the Company issued 60,000 shares of common stock to K Laser at $7.00 per share for cash of $420,000.

Exercise of stock options

On March 20, 2018, the former Chief Financial Officer exercised 29,200 stock options and paid a total of $3 for the exercise price.

NOTE 12 – SHARE-BASED COMPENSATION

On September 19, 2014, the Board approved the Company’s 2014 Stock Option Plan. The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees, and consultants of the Company or a subsidiary of the Company under the plan is 2,390,438 shares. Grants made under this plan must be approved by the Company’s Board of Directors. As of March 31, 2018, the Company had 684,060 shares reserved for issuance under the plan. In 2018, the Board of Directors approved an increase in the number of shares available for grant by 300,000 shares to 2,690,438 shares. The increase is not finalized and subject to shareholder approval.

Stock Options

Under our stock option program, an employee receives an award that provides the opportunity in the future to purchase the Company’s shares at the market price of our stock on the date the award is granted (strike price). The options become exercisable over a range of immediate to 4-year vesting period and expire 5 years from the grant date, unless stated differently in the option agreements, if they are not exercised. Stock options have no financial statement effect on the date they are granted but rather are reflected over time through recording compensation expense and increasing shareholder’s equity. We record compensation expense based on the estimated fair value of the awards that vest and that amount is amortized as compensation expense on a straight- line basis over the vesting period. Accordingly, total expense related to the award is reduced by the fair value of options that are forfeited by employees that leave the Company prior to vesting.

Following is a summary of the option activities during the three months ended March 31, 2018:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2017	812,574	$3.01	5.64
Granted	927,500	$5.10
Exercised	(29,200)	$0.0001
Cancelled	(4,495)	$7.00
Outstanding, March 31, 2018	1,706,379	$4.19	5.10
Exercisable, March 31, 2018	573,955	$2.26	5.73

The Company estimates the fair value of each stock option award on the date of grant using a Black- Scholes option pricing model. Outstanding stock option awards may be dilutive to earnings per share when they are in the money (i.e. the market price of the Company’s stock is greater than the strike price of the option). When an option is dilutive, it increases the number of shares used in the diluted earnings per share calculation which will decrease earnings per share. However, the effect stock options have on the number of shares added to the diluted earnings in not one-for-one. The average amount of unrecognized compensation expense (the portion of the fair value of these option awards not yet amortized) and the market price of the Company’s stock during the reporting period affect how many of these potential shares are included in the calculation. The calculation assumes that proceeds received from the exercise and the unrecognized compensation expense are used to buy back shares, which reduces the dilutive impact. As of March 31, 2018, the options had an intrinsic value of approximately $1.7 million.

On January 2, 2018, the Company granted 100,000 stock options each, 300,000 options in total, to its President, Chief Executive Officer and former Chief Financial Officer with an exercise price of $5.01 per share vesting monthly over one year. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $689,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

On January 2, 2018, the Company granted 200,000 stock options to its Chief Operating Officer with an exercise price of $5.01 per share vesting monthly over one year. The expiration date of these options is five years from the grant date. These options had a fair value of approximately $459,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

On February 14, 2018, the Company granted an aggregate of 367,500 stock options in total to its employees with an exercise price of $5.40 per share vesting quarterly over four years. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $998,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

On March 19, 2018, the Company granted 35,000 stock options to its Chief Financial Officer with an exercise price of $4.00 per share vesting monthly over one year. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $65,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

On March 29, 2018, the Company granted 25,000 stock options to one of its Board of Directors with an exercise price of $4.06 per share vesting quarterly over one year. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $47,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

Variables used in the Black-Scholes option-pricing model for options granted during the three months ended March 31, 2018 include: (1) discount rate of 2.01% – 2.45% (2) expected life of 3 – 3.75 years, (3) expected volatility of 66% – 68%, and (4) zero expected dividends.

Warrants

Following is a summary of the warrants activities during the three months ended March 31, 2018:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2017	870,717	$7.7	2.15
Granted	-
Outstanding, March 31, 2018	870,717	$7.7	1.90
Exercisable, March 31, 2018	820,717	$7.7	1.75

Stock compensation expense

For the three months ended March 31, 2018 and 2017, the Company recorded the following stock compensation expense:

	2018	2017
Stock options	$496,688	$47,165

Total stock compensation expense	$496,688	$47,165

As of March 31, 2018, there was approximately $2.8 million of unrecognized compensation expense related to unvested options, which will be amortized over the remaining vesting period. Of that total, approximately $1.5 million is estimated to be recorded as compensation expense in the remaining nine-months of 2018.

NOTE 13 – OTHER RELATED PARTY TRANSACTIONS

Management Agreement

Effective November 30, 2017, the Company entered into a management agreement with Dynamic Capital, LLC, a Delaware limited liability company owned by the AEL Irrevocable Trust and managed by Adam Levin (“Dynamic Capital”). Pursuant to the agreement, Dynamic Capital shall perform consulting services for the Company relating to, among other things, sourcing and analyzing strategic acquisitions and introductions to various financing sources. Dynamic Capital shall receive a management fee payable in cash equal to 1.125% of total consolidated net revenues for the fiscal years ended December 31, 2017 and 2018, payable in monthly installments. The annual fee is subject to a cap of $750,000 in each of 2017 and 2018. At its option, Dynamic Capital may defer payment until the end of each year and receive payment in the form of shares of Class A common stock of the Company. Dynamic Capital agreed it shall not, nor shall it permit any of its affiliates, members, officers or associates, including the AEL Irrevocable Trust, to purchase, sell or otherwise trade in any shares of Boxlight common stock during the term of the agreement. As of March 31, 2018 and December 31, 2017, the Company had a payable of $94,998 and $35,632, respectively, pursuant to the agreement.

On January 31, 2018, the Company entered into a management agreement with an entity owned and controlled by our President and Director, Michael Pope. Effective as of the first day of the same month that Mr. Pope’s employment with the Company shall terminate, and for a term of 13 months, Mr. Pope shall provide consulting services to the Company including sourcing and analyzing strategic acquisitions, assisting with financing activities, and other services. As consideration for the services provided, the Company shall pay a management fee equal to 0.375% of the consolidated net revenues of the Company, payable in monthly installments, not to exceed $250,000 in any calendar year. At his option, Mr. Pope may defer payment until the end of each year and receive payment in the form of shares of Class A common stock of the Company.

Sales and Purchases - EDI

Everest Display Inc. (“EDI”), an affiliate of the Company’s major shareholder K-Laser, is a major supplier of products to the Company. For the three months ended March 31, 2018 and 2017, the Company had purchases of $1,926,324 and $1,307,918, respectively, from EDI. For the three months ended March 31, 2018 and 2017, the Company had sales of $5,100 and $0, respectively, to EDI. As of March 31, 2018, and December 31, 2017, the Company had accounts payable of approximately of $4,611,000 and $4,325,000, respectively, to EDI.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

In July 2015, a supplier filed a lawsuit against the Company for outstanding payables owed by the Company of approximately $72,000. In February 2016, the supplier and the Company agreed to settle the indebted balance for $43,000 provided that the Company pays on or before March 16, 2016. The Company failed to make the payment and the judgement amount was therefore increased to approximately $70,000 plus interest and court costs of approximately $2,300. The Company is currently negotiating new terms with the supplier. On January 29, 2018, the Company entered into a Compromise Settlement and Release Agreement with the supplier, where the Company agreed to settle the indebted balance for $39,000. On January 30, 2018 the Company paid the settlement in full and received a release from the Court. The Company recorded a gain from the settlement of approximately $26,000.

On April 2017, a Garnishment Action was filed by Asahi Net, Inc. (“Asahi”) against Vert. Asahi was seeking to garnish funds in the amount of $2,180,881. The Company was listed as a garnishee in the Action because Vert had loaned money to the Company. The Company had already paid Vert in full satisfaction of the loan. On March 1, 2018, the Company was served a claim under the Georgia Uniform Voidable Transactions Act by Asahi, which was seeking to void transactions between the Company and Vert. The Company disputed these allegations. On April 26, 2018, Asahi filed a Notice of Dismissal for both the Garnishment Action as well as the claim under the Georgia Uniform Voidable Transactions Act.

On June 1, 2017, the Company was served with a lawsuit from Skyview seeking judgment on the $1,460,508 outstanding balance due under the currently defaulted Skyview Note, plus accrued interest thereon, and also seeking to foreclose on the assets of Mimio that is now owned and operated by our Boxlight, Inc. The Company paid off the $1,460,508 outstanding balance in November 2017. Skyview filed a request for additional attorney fees in the amount of $67,826. On March 14, 2018, the Company satisfied the claim and the acknowledgement of satisfaction of judgement was received on March 21, 2018 from the Court.

Operating Lease Commitments

The Company leases two offices under non-cancelable lease agreements. The leases provide that the Company pays only a monthly rental and is not responsible for taxes, insurance or maintenance expenses related to the property. Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to March 31, 2018 are as follows:

Year ending December 31,	Amount
2018	$197,700
2019	40,400

Net Minimum Lease Payments	$238,100

The Company also has another office lease on a month-to-month basis. For the three months ended March 31, 2018 and 2017, aggregate rent expense was approximately $67,000 and $98,000, respectively.

NOTE 15 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company’s revenues were concentrated among few customers for the three months ended March 31, 2018:

Customer	Total revenues from the customer to total revenues for the three months ended March 31, 2018	Accounts receivable (deferred revenue) from the customer as of March 31, 2018 (rounded to 000’s)
1	13%	$45,000
2	12%	$(111,000)
3	11%	$654,000

The loss of the significant customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company’s purchases were concentrated among few vendors for the three months ended March 31, 2018:

Vendor	Total purchases from the vendor to total purchases for the three months ended March 31, 2018	Accounts payable (prepayment) to the vendor as of March 31, 2018 (rounded to 000’s)
1*	44%	$4,611,000
2	29%	$(7,000)

* EDI, a related party. See note 13.

The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 16 – SUBSEQUENT EVENTS

On May 9, 2018, the Company acquired 100% of Cohuborate, Ltd., a developer of touch display technology based in the United Kingdom, for 257,200 shares of the Company’s Class A common stock and $100 British pound sterling. The closing of the acquisition is subject to delivery of Boxlight and Cohuborate’s shares and exchange of documents and shall take place no later than May 15, 2018. The Company will account for the acquisition using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Form 10-Q may contain forward-looking statements relating to Boxlight Corporation. All statements, trend analyses and other information relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties including those factors described below under “Factors That May Affect Future Operations”, and that actual results may differ materially from those contemplated by such forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

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

In addition, we have implemented a comprehensive plan to reach profitability for our business acquisitions. Highlights of this plan include:

●	We have integrated products of the acquisition companies and cross trained our sales representative to increase their offerings. The combination of products and cross training has already resulted in increased sales. The synergy we have found between the products of Boxlight and Mimio are adding opportunities to resellers for both companies to increase their sales.

●	Recently hired new sales representatives with significant education technology sales experience in their respective territories and our current pipeline has reached a record high level.

●	We are seeing increased demand in the US market for technology sales and have the products and infrastructure in place to handle our expected growth.

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

We believe we can achieve significant cost-savings by merging the operations of the companies we acquire and after their acquisition leverage the opportunity to reduce costs through the following methods:

●	Staff reductions – consolidating resources, such as accounting, marketing and human resources.

●	Economies of scale – improved purchasing power with a greater ability to negotiate prices with suppliers.

●	Improved market reach and industry visibility – increase in customer base and entry into new markets.

Components of our Results of Operations and Financial Condition

Revenue

Our revenue is comprised of product revenue, installation revenue and professional development revenue.

●	Product revenue. Product revenue is derived from the sale of our interactive projectors, flat panels, peripherals and accessories, along with other third-party products, directly to our customers, as well as through our network of domestic and international distributors.

●	Installation and professional development. We receive revenue from installation and professional development that we outsource to third parties.

Cost of revenue

Our cost of revenue is comprised of the following:

●	third-party logistics costs;

●	costs to purchase components and finished goods directly;

●	inbound and outbound freight costs and duties;

●	costs associated with the repair of products under warranty; and

●	write-downs of inventory carrying value to adjust for excess and obsolete inventory and periodic physical inventory counts.

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

General and administrative. General and administrative expense consists of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, facilities, information technology, depreciation and amortization and other administrative expenses. We expect our general and administrative expense to increase in absolute dollars following the completion of our IPOdue to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations and other costs associated with becoming a public company. General and administrative expense may fluctuate as a percentage of revenue, notably in the second and third quarters of our fiscal year when we have historically experienced our highest levels of revenue.

Other income (expense), net

Other income (expense), net consists of interest expense associated with our debt financing arrangements and interest income earned on our cash. We do not utilize derivatives to hedge our foreign exchange risk, as we believe the risk to be immaterial to our results of operations.

Income tax expense

We are subject to income taxes in the United States and Mexico in which we do business. Mexico has a statutory tax rate different from those in the United States. Our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Operating Results – Boxlight Corporation

For the three-month periods ended March 31, 2018 and 2017

Revenues. Total revenues for the three months ended March 31, 2018 were $5,996,685, as compared to $4,194,429 for the three months ended March 31, 2017, resulting in a 43% increase. The increase in revenues in 2018 is primarily attributable to the increase in sales volume.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2018 was $4,515,713 as compared to $2,994,683 for the three months ended March 31, 2017, resulting in a 51% increase. Cost of revenues primarily increased due to the increase in revenues.

Gross Profit. Gross profit for the three months ended March 31, 2018 was $1,480,972, as compared to $1,199,746 for the three months ended March 31, 2017. Gross margin decreased from 29% to 25% because of increased volume in lower margin products.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2018 was $3,169,787 as compared to $2,451,206 for the three months ended March 31, 2017. The increase resulted from increases in stock compensation expense and professional fees primarily related to VC2 Advisors management agreement.

Research and Development Expense. Research and development expense was $92,505 and $190,445 for the three months ended March 31, 2018 and 2017, respectively. Research and development expense primarily consists of costs associated with the development of proprietary technology. The decrease was due to the Company’s decision to decrease research and development expenditures in 2018. The R&D investments are cyclical and we had limited major enhancements to our software products or new hardware launches. A significant portion of our research and development is now paid for by several of our contract manufacturers.

Other Expense. Other expense for the three months ended March 31, 2018 was $134,651 as compared to $119,445 for the three months ended March 31, 2017. Other expense mainly consists of interest expense and was consistent for the three months ended March 31, 2018 and 2017.

Net loss. Net loss was $1,915,971 and $1,561,350 for the three months ended March 31, 2018 and 2017, respectively. The increase in the net loss was primarily due to the increase in stock compensation expense and professional fees.

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding operations, we supplement our consolidated financial statements presented on a basis consistent with GAAP and EBITDA and Adjusted EBITDA, both non-GAAP financial measures of earnings.

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

The following table contains reconciliations of net losses to EBITDA for the periods presented.

Reconciliation of net loss for the three months ended

March 31, 2018 and 2017 to EBITDA and adjusted EBITDA

(in thousands)	March 31, 2018	March 31, 2017
Net loss	$(1,916)	$(1,561)
Depreciation and amortization	188	192
Interest expense	147	169
EBITDA	$(1,581)	$(1,200)
Stock compensation expense	497	47
Non-recurring IPO expenses	-	53
Adjusted EBITDA	$(1,084)	$(1,100)

Discussion of Effect of Seasonality on Financial Condition

Certain accounts on our financial statements are subject to seasonal fluctuations. As our business and revenues grow, we expect these seasonal trends to be reduced. The bulk of our products are shipped to our educational customers prior to the beginning of the school year, usually in June, July, August or September. To prepare for the upcoming school year, we generally build up inventories during the second quarter of the year. Therefore, inventories tend to be at the highest levels at that point in time. In the first quarter of the year, inventories tend to decline significantly as products are delivered to customers and we do not need the same inventory levels during the first quarter. Accounts receivable balances tend to be at the highest levels in the third quarter, in which we record the highest level of sales.

We have been very proactive, and will continue to be proactive, in obtaining contracts during the fourth and first quarters that will help offset the seasonality of our business.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $448,345 and a working capital deficit of $63,131. For the three months ended March 31, 2018 and 2017, we had net cash used in operating activities of $2,050,132 and $113,374, respectively. In addition, we had net cash used by financing activities of $487,515 and $84,709, respectively. We had accounts receivable of $3,083,668 on March 31, 2018.

We financed our operations in 2018 primarily with an accounts receivable financing arrangement entered into with a lender. The lender agreed to purchase 85% of the eligible accounts receivable of the Company, up to $6 million, with the right of recourse. Our accounts receivable and our ability to borrow against accounts receivable provides an additional source of liquidity as cash payments are collected from customers in the normal course of business. Our accounts receivable balance fluctuates throughout the year based on the seasonality of the business.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases and other operating leases. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations. We have limited credit available from our major vendors and are required to prepay for the majority of our inventory purchases, which further constrains our cash liquidity.

We will need to raise additional funds to continue our operations. Insufficient funds may cause us to delay our delivery, enter into costly financing arrangements, including with certain customers, which may reduce our gross profit margins and loss of revenues due to the inability to fulfill purchase orders. Management plans to raise additional funds through public or private sales of equity or debt securities or from bank or other loans to fund operations until the Company is able to improve its margin or generate enough revenues to cover operating costs. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders. In addition, the Company may never be able to generate sufficient revenue if any from its potential products.

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

1.	Revenue recognition
2.	Long-lived assets
3.	Intangible assets
4.	Share-based compensation

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

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the fiscal quarter ended March 31. 2018 (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to insufficient personnel resources within the accounting function to segregate the duties and insufficient written policies procedures over accounting transaction processing and period end financial disclosure, resulting in ineffective oversight in the establishment and proper monitoring controls over accounting and financial reporting.

Notwithstanding the existence of the internal control deficiencies, management believes that the consolidated financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 1, 2017, a lawsuit was filed against the Company, Mimio LLC, Mim Holdings, VC2 Partners and Vert Capital Corp by Skyview Capital for breach of a $1,460,508 restated note. On September 11, 2017, we paid Skyview the sum of $1,577,653, which included the principal balance of $1,460,508, plus accrued interest of $117,145. Skyview filed a request for additional attorney fees in the amount of $67,826. On March 14, 2018, the Company satisfied the claim and received a release from the Court.

In July 2015, a supplier filed a lawsuit for approximately $72,000 against Genesis Collaboration, LLC. Genesis was acquired by the Company in May 2016. On January 29, 2018 the Company entered into a Compromise Settlement and Release agreement with the supplier, where the Company agreed to settle the indebted balance for $39,000. On January 30, 2018 the Company paid the settlement in full and received a release from the Court.

In April 2017, a Garnishment Action was filed by Asahi Net, Inc. (“Asahi”) against a lender that the Company was indebted to. Asahi is seeking to garnish funds due from the Company to the lender. On March 1, 2018, the Company was served a claim under the Georgia Uniform Voidable Transactions Act by Asahi, which is seeking to void transactions between the Company and the lender. The Company disputes these allegations. The outcome is unknown, but we believe likely to be favorable to the Company. On April 26, 2018, Asahi filed a Notice of Dismissal for both the Garnishment Action as well as the claim under the Georgia Uniform Voidable Transactions Act.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registratnt caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXLIGHT CORPORATION

May 15, 2018	By:	/s/ JAMES MARK ELLIOTT
James Mark Elliott
Chief Executive Officer

May 15, 2018	By:	/s/ TAKESHA BROWN
Takesha Brown
Chief Financial Officer (Principal Financial and Accounting Officer)

