Form 10-K/A
period 2017-12-31
Boxlight Corp
filed 2018-08-16
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock on March 28, 2018 was 9,648,198.

DOCUMENTS INCORPORATED BY REFERENCE

None

Boxlight Corporation

Form 10-K/A Amendment No. 1

Explanatory Note

This Amendment No. 1 to the annual report of Boxlight Corporation (the “Company”) on Form 10-K/A amends our Annual Report on Form 10-K for the years ended December 31, 2017 and 2016 (the “Original 10-K”), which was originally filed on April 2, 2018. Subsequent to the filing of the Company’s Form 10-K filed on April 2, 2018, the Company identified (1) misstatements of stock compensation expense and (2) improper classification of certain warrants with net cash and non fixed settlement provisions through internal discussions and reviews.

The Company is filing this amendment to (i) to amend Item 8 – “Financial Statements and Supplementary Data” to restate our audited consolidated financial statements for the year ended December 31, 2017 to correct the misstatement to stock compensation and reflect the reclassification of certain warrants from equity to liabilities, and (ii) to make corresponding amendments to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), item 10 – “Directors, Executive Officers And Corporate Governance, and item 12 – “Security Ownership Of Certain Beneficial Owners And Management To Related Stockholder Matters”. The impact of the restatement is summarized at the consolidated financial statement footnote No. 19 – restatement.

The Company reviewed its internal control over financial reporting and revised its disclosures regarding material weaknesses over its review of material agreements to ensure the accuracy of financial reporting at Item 9.A.

This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original 10-K or modify or update in any way disclosures made in the Original 10-K except as noted above. This Amendment No. 1 should be read in conjunction with the Original 10-K and with other Company filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

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

3

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

General and Administrative Expense. General and administrative expense for the year ended December 31, 2017 was $13,189,879 as compared to $7,689,898 for the year ended December 31, 2016. The increase resulted from the inclusion of a full year of Boxlight Group’s operating expenses included for the year ended December 31, 2017, along with $4 million of non-cash stock compensation expense.

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

Other income (expense), net. Other expense for the year ended December 31, 2017 was $702,472 as compared to $(775,729) for the year ended December 31, 2016. During 2017, the Company settled debt and other liabilities with a net gain of $276,026. In addition, the Company recognized a change in the fair value of warrant derivative liabilities of $861,302. In 2016, the Company amended a note payable agreement that resulted in $350,000 of additional interest expense in August, which resulted in a significant increase in interest expense. Additionally, the Company issued additional notes to acquire Mimio and Boxlight Group during 2016 resulting in an increase in interest expense.

Net loss. Net loss was $6,539,566 and $2,061,983 for the years ended December 31, 2017 and 2016, respectively. There were some major contributing factors to the increase in net loss in 2017, including expense incurred in the amount of $4 million for non-cash stock compensation expense and approximately $1.7 million in additional freight expense.

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

EBITDA represents net income before income tax expense, interest income, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, plus stock compensation expense and non-recurring expenses and minus changes in fair value of derivative liabilities. Our management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of our business model. We use these non-GAAP financial measures to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. We find this especially useful when reviewing results of operations, which include large non-cash amortizations of intangibles assets from acquisitions. Investors should consider our non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains reconciliations of net losses to EBITDA and adjusted EBITDA for the periods presented.

Reconciliation of net loss for the year ended

December 31, 2017 and 2016 to EBITDA

(in thousands)	2017	2016
Net loss	$(6,540)	$(2,062)
Depreciation and amortization	747	353
Interest expense	635	818
EBITDA	$(5,158)	$(891)
Stock compensation expense	4,344	464
Change in fair value of derivative liabilities	(861)	-
Non-recurring IPO expenses	-	528
Adjusted EBITDA	$(1,675)	$101

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

Our significant accounting policies are discussed in notes of the consolidated financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

1.	Revenue recognition
2.	Acquisition of Boxlight Group
3.	Common control transactions
4.	Long-lived assets
5.	Intangible assets
6.	Fair value of financial instruments
7.	Share-based compensation

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses related to the following:

●	Insufficient review of material agreements to ensure the accuracy and completeness of financial reporting;
●	insufficient personnel resources within the accounting function to segregate the duties between preparation and review of financial statements; and
●	insufficient written policies and procedures over accounting transaction processing and period end financial disclosure,

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

		Transactions	Number of
Name	Late Reports	Covered	Shares
Michael Pope	Form 3	Common stock	637,453
		Warrants	249,203
	Form 5	Common stock	659,987
Steven Hix	Form 3	Common stock	-
	Form 5	Stock options	50,000
Dale Strang	Form 3	Common stock	-
	Form 5	Stock options	50,000
John Patrick Henry	Form 3	Common stock	-
	Form 5	Stock options	8,990
Everest Display Inc.	Form 3	Common stock	565,122
	Form 4	Common stock	1,903,586

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

Name of Beneficial Owner	Number		Percentage
Named Executive Officers
James Mark Elliott	497,618	(1)	4.43%
Henry(“Hank”) Nance	97,715	(2)	.87%
Sheri Lofgren	320,602	(3)	2.85%
Michael Pope	249,203	(4)	1.77%
Directors
Tiffany Kuo	-0-		-
Rudolph F. Crew	53,000	(6)	.47%
Robin D. Richards	133,000	(7)	1.18%
Steve Hix	12,500		.11%
Dale Strang	12,500		.11%
All Directors and Executive Officers as a Group(7 persons)	1,326,138		11.80%

Beneficial Owners of 5% or More of Our Outstanding Common Stock
Everest Display, Inc.	2,468,708	(5)	21.97%
Sugar House Trust	577,450	(8)	5.14%
AEL Irrevocable Trust	1,912,350	(9)	17.02%
Dynamic Capital, LLC	747,610	(10)	5.32%

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

(4) Consists of 249,203 shares issuable upon exercise of a warrant issued to an entity associated with Mr. Pope in October 2016 and November 2017. Does not include 82,534 shares, Mr. Pope’s portion of 330,135 shares held by Mim Holdings, LLC, or 577,450 shares held by Sugar House Trust. Mim Holdings is a limited liability company owned by the Marlborough Brothers Family Trust, a trust established for the benefit of members of the families of Michael Pope and Adam Levin. Sugar House Trust is a trust established for the benefit of the family of Michael Pope. Mr. Pope does not have voting or dispositive power and authority of the shares beneficially owned by Mim Holdings or Sugar House Trust and disclaims any voting or dispositive power with respect to those shares.

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

(10) Consists of 747,610 shares issuable upon exercise of a warrant issued to Dynamic Capital, LLC in October, 2016 and November 2017. Dynamic Capital is owned by the AEL Irrevocable Trust.

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

Audit Committee Pre-Approval Policies

The Audit Committee shall pre-approve any non-audit services proposed to be provided to the Company by the independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit
3.1	Eleventh Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 in the Draft Registration Statement on Form S-1 (Reg. No. 377-00845) filed on November 12, 2014)

3.2	Bylaws (Incorporated by reference to Exhibit 3.3 in the Draft Registration Statement on Form S-1(Reg. No. 377-00845) filed on November 12, 2014)

4.1	Certificate of Designations of Series A Convertible Preferred Stock (Incorporated by reference to Exhibit 4.4 in the Draft Registration Statement on Form S-1 (Reg. No. 377-00845) filed on November 12, 2014)

4.2	Certificate of Designations of Series B Convertible Preferred (Incorporated by reference to Exhibit 34.5 in the Draft Registration Statement on Form S-1 (Reg. No. 377-00845) filed on November 12, 2014)

4.3	Amended and Restated Certificate of Designations of Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 4.6 in the Draft Registration Statement on Form S-1(Reg. No. 377-00845) filed on November 12, 2014)

4.4	Form of Warrant Held by Vert Capital Corp. (Incorporated by reference to Exhibit 4.6 in the Draft Registration Statement on Form S-1(Reg. No. 377-00845) filed on February 12, 2015)

4.5	Form of Warrant Held by Lackamoola, LLC (Incorporated by reference to Exhibit 4.7 in the Draft Registration Statement on Form S-1 (Reg. No. 377-00845) filed on November 12, 2014)

4.6	Form of Subscription Agreement for $1.00 per share (Incorporated by reference to Exhibit 4.6 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on October 28, 2016)

4.7	Share Purchase Agreement, dated as of May 10, 2016 by and among Everest Display, Inc., Guang Feng International Ltd., Boxlight Holdings, Inc., the registrant, Boxlight, Inc., Boxlight Latinoamerica, S.A. DE C.V. and Boxlight Latinoamerica, Servicios S.A. DE C.V. (Incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on May 13, 2016)

10.1	Amended and Restated Share Exchange Agreement, dated as of May 9, 2016, by and among Vert Capital Corp. and the former members of Genesis Collaboration LLC, the Delaware subsidiary of the registrant (Incorporated by reference to Exhibit 10.2 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on May 13, 2016)

10.2	Membership Interest Purchase Agreement, dated as of April 1, 2016, by and among the registrant, Mim Holdings, Inc., Mimio LLC and the Marlborough Partners Family Trust (Incorporated by reference to Exhibit 10.13 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on May 13, 2016)

10.3	Trademark Assignment between Herbert Myers, the registrant and Boxlight Inc. (Incorporated by reference to Exhibit 10.6 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on May 13, 2016)

10.4*	Employment Agreement by and between Boxlight Corporation and James Mark Elliott, dated November 30, 2017*

10.5*	Employment Agreement by and between Boxlight Corporation and Michael Pope, dated November 30, 2017*

10.6*	Employment Agreement by and between Boxlight Corporation and Sheri Lofgren, dated November 30, 2017*

10.7*	Employment Agreement by and between Boxlight Corporation and Henry Nance, dated November 30, 2017*

10.8	$2,000,000 convertible promissory note of the registrant to Mim Holdings, dated as of April 1, 2016 (Incorporated by reference to Exhibit 10.14 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on May 13, 2016)

10.9	Agreement by and between Loeb & Loeb LLP and the registrant (Incorporated by reference to Exhibit 10.38 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on December 28, 2015)

10.10	Amendment No. 2 to Membership Interest Purchase Agreement among Skyview Capital, LLC, Mimio LLC, MIM Holdings, LLC and the registrant. (Incorporated by reference to Exhibit 10.30 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on December 15, 2016)

10.11	Amendment No. 3 to Membership Interest Purchase Agreement among Skyview Capital, LLC, Mimio LLC, MIM Holdings, LLC and the registrant (Incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on August 12, 2016)

10.12	Promissory Note between Boxlight, Inc. and AHA Inc Co Ltd. (Incorporated by reference to Exhibit 10.32 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on July 11, 2016)

10.13	Loan and Security agreement with Hitachi Capital America Corp (Incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on August 12,, 2016)

10.14	Crestmark Loan and Security Agreement (Incorporated by reference to Exhibit 10.35 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on January 12, 2017)

10.15	Amendment 1 to Share Purchase Agreement and Option Agreement by and Among Everest Display, Inc., Guang Feng International, Ltd., Boxlight Holdings, the Registrant, Boxlight Inc., Boxlight Latinoamerica S.A. and Boxlight Latinoamerica Servicios, S.A. DE C.V. (Incorporated by reference to Exhibit 10.36 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on October 28, 2016)

10.16	Subscription Agreement between K Laser International Co., Ltd. And the Registrant for $1,000,000 equity investment at $5.60 per share (Incorporated by reference to Exhibit 10.37 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on October 28, 2016)

10.17	$2,000,000 Convertible Promissory Note between the Registrant and Everest Display, Inc., dated September 29, 2016 (Incorporated by reference to Exhibit 10.38 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on October 28, 2016)

10.18	Notice of Default – Skyview Capital (Incorporated by reference to Exhibit 10.39 in the Registration Statement on Form S-1(Reg. No. 333-204811) filed on January 12, 2017)

10.19*	Account Sale and Purchase Agreement between Sallyport Commercial Finance LLC and registrant*

21*	Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with the Original 10-K

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933 the registrant has duly caused this Amendment No.1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Lawrenceville, of the State of Georgia, on this 16th 1 day of April, 2018.

BOXLIGHT CORPORATION

By:	/s/ JAMES MARK ELLIOTT
James Mark Elliott
Chief Executive Officer

By:	/s/ TAKESHA BROWN
Takesha Brown
Chief Financial Officer

31

32

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

Restatement of Previously Issued Financial Statements

As discussed in Note 19 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2017 to correct misstatements.

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

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 2, 2018, except for the effects of the restatements discussed in Note 19 as to which the date is August 16, 2018

Boxlight Corporation

Consolidated Balance Sheets

As of December 31, 2017 and December 31, 2016

	December 31, 2017 (As Restated)	December 31, 2016*
ASSETS
Current asset:
Cash and cash equivalents	$2,010,325	$456,502
Accounts receivable – trade, net of allowances	3,089,932	2,943,954
Inventories, net of reserve	4,626,569	4,164,116
Prepaid expenses and other current assets	388,006	447,036
Total current assets	10,114,832	8,011,608

Property and equipment, net of accumulated depreciation	29,752	60,040
Intangible assets, net of accumulated amortization	6,126,558	6,833,477
Goodwill	4,181,991	4,181,991
Other assets	292	33,262
Total assets	$20,453,425	$19,120,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,994,918	$4,453,893
Accounts payable and accrued expenses – related parties	4,391,713	3,754,050
Short-term debt	752,449	2,791,582
Short-term debt – related parties	54,000	876,550
Convertible notes payable – related party	50,000	50,000
Deferred revenues – short-term	1,127,423	495,603
Derivative liabilities	1,857,252	-
Other short-term liabilities	-	251,537
Total current liabilities	11,227,755	12,673,215

Long-term convertible note payable – related parties	-	4,060,785
Deferred revenues – long-term	175,294	272,123

Total liabilities	11,403,049	17,006,123

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 250,000 and 1,270,000 shares issued and outstanding, respectively	25	127
Common stock, $0.0001 par value, 200,000,000 shares authorized; 9,558,997 and 4,621,687 Class A shares issued and outstanding, respectively	956	461
Additional paid-in capital	21,125,956	7,615,732
Subscriptions receivable	(325)	(325)
Accumulated deficit	(12,028,388)	(5,488,822)
Other comprehensive loss	(47,848)	(12,918)
Total stockholders’ equity	9,050,376	2,114,255

Total liabilities and stockholders’ equity	$20,453,425	$19,120,378

* Financial information has been retrospectively adjusted for the acquisitions of Mimio and Genesis.

See accompanying notes to the financial statements.

Boxlight Corporation

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2017 and 2016

	2017 (As Restated)	2016*

Revenues	$25,743,612	$20,371,826
Cost of revenues	19,329,831	12,959,749
Gross profit	6,413,781	7,412,077

Operating expense:
General and administrative expenses	13,189,879	7,689,898
Research and development	465,940	1,008,433
Total operating expense	13,655,819	8,698,331

Loss from operations	(7,242,038)	(1,286,254)

Other income (expense):
Interest expense, net	(635,445)	(818,234)
Other income, net	200,589	42,505
Gain on settlement of liabilities, net	276,026	-
Change in fair value of derivative liabilities	861,302	-
Total other income (expense)	702,472	(775,729)

Net loss	$(6,539,566)	$(2,061,983)

Comprehensive loss:
Net loss	$(6,539,566)	$(2,061,983)
Other comprehensive loss:
Foreign currency translation loss	(34,930)	(12,918)
Total comprehensive loss	$(6,574,496)	$(2,074,901)

Net loss per common share – basic and diluted	$(1.20)	$(0.48)
Weighted average number of common shares outstanding – basic and diluted	5,455,161	4,299,315

* Financial information has been retrospectively adjusted for the acquisitions of Mimio and Genesis.

See accompanying notes to the financial statements

Boxlight Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

As Restated For the Years Ended December 31, 2017 and 2016

	Series A		Series B		Series C		Class A		Additional		Other
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscriptions	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital*	Receivable*	Loss	Deficit*	Total

Balance, December 31, 2015	-	$-	-	$-	-	$-	4,183,030	$418	$3,469,703	$(1,975)	$-	$(3,426,839)	$41,307

Equity transactions in connection with the acquisitions:
Additional consideration given to Mim Holdings for Mimio acquisition	-	-	-	-	-	-	-	-	(2,000,000)	-	-	-	(2,000,000)
Acquisition of Genesis	-	-	1,000,000	100	-	-	-	-	(100)	-	-	-	-
Assumption of debt for Mimio acquisition	-	-	-	-	-	-	-	-	(3,425,000)	-	-	-	(3,425,000)
Acquisition of Boxlight Group	-	-	-	-	270,000	27	-	-	8,243,270	-	-	-	8,243,297
Shares issued for:
Issuance of common stock for cash to K-Laser	-	-	-	-	-	-	178,572	18	999,985	-	-	-	1,000,003
Issuance of common stock for cash	-	-	-	-	-	-	51,879	5	218,999	(100)	-	-	218,904
Settlement of accounts payable and debt	-	-	-	-	-	-	208,206	20	236,809	-	-	-	236,829
Collection of subscriptions receivable	-	-	-	-	-	-	-		-	1,750	-	-	1,750
Forgiveness of related party debt	-	-	-	-	-	-	-	-	222,370	-	-	-	222,370
Distribution to Vert Capital	-	-	-	-	-	-	-	-	(814,625)	-	-	-	(814,625)
Stock compensation	-	-	-	-	-	-	-	-	464,321	-	-	-	464,321
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(12,918)	-	(12,918)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,061,983)	(2,061,983)
	-	-
Balance, December 31, 2016	-	-	1,000,000	$100	270,000	$27	4,621,687	$461	7,615,732	(325)	(12,918)	(5,488,822)	2,114,255
Equity transactions in connection with IPO:
Issuance of common shares for cash	-	-	-	-	-	-	958,983	96	5,678,513		-	-	5,678,609
Issuance of common shares for settlement of accounts payable	-	-	-	-	-	-	41,017	4	287,115	-	-	-	287,119
Conversion of preferred stock to common stock for Genesis	-	-	(1,000,000)	(100)			370,040	37	63	-	-	-	-
Conversion of preferred stock to common stock for Boxlight Group acquisition	-	-	-	-	(270,000)	(27)	2,055,873	206	(179)	-	-	-	-
Issuance of Series A preferred stock for Genesis acquisition	250,000	25	-	-	-	-	-	-	(25)	-	-	-	-
Issuance of common shares to directors	-	-	-	-	-	-	186,000	19	1,301,981	-	-	-	1,302,000
Settlement of trademark liability	-	-	-	-	-	-	-	-	278,887	-	-	-	278,887
Issuance of common shares for legal services	-	-	-	-	-	-	138,692	14	(14)	-	-	-	-
Shares issued for:
Settlement of accounts payable – related parties for common shares	-	-	-	-	-	-	238,095	24	1,499,976	-	-	-	1,500,000
Conversion of EDI note for common shares	-	-	-	-	-	-	327,027	33	2,060,241	-	-	-	2,060,274
Conversion of Marlborough note for common shares							330,135	33	2,079,820	-	-	-	2,079,853
Exercise of stock options	-	-	-	-	-	-	291,448	29	(29)	-	-	-	-
Stock compensation	-	-	-	-	-	-	-	-	323,875	-	-	-	323,875
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(34,930)	-	(34,930)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,539,566)	(6,539,566)

Balance, December 31, 2017	250,000	$25	-	$-	-	$-	9,558,997	$956	$21,125,956	$(325)	$(47,848)	$(12,028,388)	$9,050,376

* Financial information has been retrospectively adjusted for the acquisitions of Mimio and Genesis.

See accompanying notes to the financial statements

Boxlight Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017 and 2016

	2017 (As Restated)	2016*

Cash flows from operating activities:
Net loss	$(6,539,566)	$(2,061,983)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Bad debt expense	(88,783)	425,155
Change in allowance for sales returns and volume rebate	407,655	53,031
Change in inventory reserve	134,200	13,610
Stock compensation expense	4,344,429	464,321
Depreciation and amortization	747,208	353,386
Loss on disposal of other assets	7,108	-
Amortization of debt discount	-	17,607
Debt extension fees through increased principal for Skyview Note	-	350,000
Gain on settlement of debt	(276,026)	-
Gain on derivative liabilities	(861,302)	-
Changes in operating assets and liabilities:
Accounts receivable – trade	(464,657)	(909,466)
Inventories	(596,653)	2,654,058
Prepaid expenses and other current assets	78,679	324,807
Accounts payable and accrued expenses	(985,986)	(8,621)
Accounts payable and accrued expenses – related parties	2,137,661	637,681
Deferred revenues	614,337	4,358
Other short-term liabilities	(1,686)	(8,346)
Accrued interest on long-term debt – related parties	-	60,785
Net cash (used in) provided by operating activities	(1,343,382)	2,370,383

Cash flows from investing activities:
Cash acquired through the acquisition of Boxlight Group and Mimio	-	357,573
Payment made for purchase of intangible assets	(10,001)	-
Proceeds from sale of property and equipment and other assets	-	9,033
Net cash (used in) provided by investing activities	(10,001)	366,606

Cash flows from financing activities:
Proceeds from short-term debt	10,214,673	6,701,590
Proceeds from short-term debt – related parties	-	239,000
Principal payments on short-term debt	(12,143,023)	(10,580,414)
Principal payments on short-term debt-related party	(822,550)	-
Principal payments on convertible debt – related party	-	(60,000)
Proceeds from subscriptions receivable	-	1,750
Distributions to the member of Mimio	-	(814,625)
Proceeds from issuance of common stock at IPO	5,678,609	1,218,907
Proceeds from issuance of common stock upon exercise of options	29	-
Net cash (used in) provided by financing activities	2,927,738	(3,293,792)

Effect of currency exchange rates	(20,532)	19,202

Net increase (decrease) in cash and cash equivalents	1,553,823	(537,601)

Cash and cash equivalents, beginning of the year	456,502	994,103

Cash and cash equivalents, end of the year	$2,010,325	$456,502

Supplemental cash flows disclosures:
Cash paid for interest	$518,106	$748,261
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Decrease in additional paid-in capital due to the acquisitions of Mimio and Genesis under common control	$-	$5,425,100
Intangibles and goodwill acquired through acquisitions of Mimio and Boxlight Group	$-	$10,887,060
Issuance of note payable and long-term convertible note payable to acquire Mimio	$-	$5,425,000
Issuance of Series A Preferred stock for the acquisition of Genesis	$25	$-
Issuance of Series B Preferred Stock for the acquisition of Genesis	$-	$100
Issuance of Series C Preferred Stock for the acquisition of Boxlight Group	$-	$8,243,297
Issuance of note payable to settle accounts payable	$-	$2,547,538
Derivative liabilities from issuance of warrants	$2,718,554	$-
Forgiveness of short-term debt – related parties	$-	$222,370
Conversion of Series B and C Preferred Stock to common stock upon IPO	$127	$-
Conversion of convertible note payable – related parties to common stock	$4,140,127	$-
Settlement of short-term debt through issuance of common stock	$-	$115,919
Settlement of accounts payable through issuance of common stock	$1,787,119	$120,910
Settlement of trademark liability at IPO date	$250,000	$-

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

DERIVATIVES

The Company classifies Common Stock purchase warrants and other free standing derivative financial instruments as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses classification of its freestanding derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

The Company determined that certain warrants to purchase common stock do not satisfy the criteria for classification as equity instruments due to the existence of certain net cash and non-fixed settlement provisions that are not within the sole control of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments primarily include cash, accounts receivable, prepayments, derivative liabilities and accounts payable. Due to the short-term nature of cash, receivables, prepayments and accounts payable the carrying amounts of these assets and liabilities approximate their fair value.

Derivatives are recorded at fair value at each period end. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

As required by Accounting Standard Codification (“ASC”) Topic No. 820 - 10 Fair Value Measurement, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2017
Derivative liabilities - warrant instruments	$-	$-	$1,857,252	$1,857,252

			$1,857,252	$1,857,252

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligation currently in default or negotiate alternative repayment arrangements, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of December 31, 2017, the Company had an accumulated deficit of $12,028,388 and net working capital of $(1,112,923). During the year ended December 31, 2017, the Company incurred a net loss of $6,539,566 and net cash used in operations was $1,343,382. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is seeking to obtain funds for operations from its initial public offering and support from its majority shareholder.

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

The Company is subject to United States federal income taxes. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows (rounded to nearest $000):

	2017	2016
Income tax benefit computed at the statutory rate	$2,289,000	$722,000
Stock compensation	(1,521,000)	(163,000)
Change in fair value of derivative liabilities	301,000	-
Non-deductible expenses	(21,000)	(25,000)
Depreciation and amortization expenses	(9,000)	(4,000)
Bad debt expense	(31,000)	(146,000)
Others	12,000	144,000
Effect of U.S. tax law change	(1,107,000)	-
Change in valuation allowance	87,000	(528,000)

Provision for income taxes	$-	$-

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

Warrants

Following is a summary of the warrants activities during the years ended December 31, 2017 and 2016:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2015	-
Granted	-
Outstanding, December 31, 2016	-
Granted	1,070,717	$7.57	2.12
Outstanding, December 31, 2017	1,070,717	$7.57	2.12
Exercisable, December 31, 2017	1,020,717	$7.56	2.00

On November 7, 2014, the Company agreed to issue to Vert Capital and a consultant five year warrants with terms contingent upon the completion of the IPO for advisory and consulting services to purchase 796,813 and 23,904, shares of our Class A common stock respectively. The warrants had an exercise price equal to 110% of the initial per share offering price. The Company completed its IPO in November 2017, establishing the exercise price and the grant date, and determined that these warrants had a fair value of $2,087,840 and $62,718, respectively, using a binomial option-pricing model.

Effective as of October 12, 2016 and November 28, 2017, and as a result of Adam Levin and Michael Pope no longer being employed at Vert Capital, Boxlight Parent cancelled the Vert Capital warrants and reissued 597,610 and 199,203 warrants under the same terms to Dynamic Capital LLC (“Dynamic”) and Canaan Parish LLC (“Canaan”), entities associated with Adam Levin and to Michael Pope, respectively, upon the completion of the IPO. These warrants expire on December 31, 2019. Among other provisions, such warrants contain “cashless” exercise rights, certain warrant coverage provisions and net cash settlement rights. Specifically, the holders of the warrants were entitled to receive additional warrants to purchase up to 20% of the number of shares of Class A common stock in total (or securities convertible or exercisable for Class A common stock) that are issued by Boxlight Parent in connection with a qualified equity financing or acquisition event as defined in the warrants. The warrants prohibit the holder from selling any of the shares issuable upon exercise of such warrants for a period of not less than nine months from the date of issuance. These warrants had a fair value of $2,087,840 on measurement date using the binomial option-pricing model and were immediately exercisable upon the closing of IPO.

In November 2017, the Company committed to grant additional 150,000 and 50,000 warrants to Dynamic and Canaan, respectively. These warrants had a fair value of $567,996 on measurement date using the binomial option-pricing model and were immediately exercisable upon issuance.

In November 2017, the Company granted warrants to its placement agents for the IPO to purchase an aggregate of 50,000 shares of common stock with an exercise price at $7.70 price per share of the Company’s IPO. These warrants expire on August 29, 2022. These warrants had a fair value of $192,591 on grant date using the Black-Scholes Option-Pricing Model and will be exercisable on August 29, 2018.

Variables used in the binomial and Black-Scholes option-pricing model for warrants granted during the year ended December 31, 2017 include: (1) discount rate of 1.75% – 2.14% (2) expected life of 2.09 – 4.75 years, (3) expected volatility of 69% – 71%, and (4) zero expected dividends. As of December 31, 2017, the warrants had an intrinsic value of $0.

The warrants granted to Dynamic, Canaan and Lackamoola contain net cash settlement provisions and do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company concluded that the instruments are accounted for as derivative liabilities because of the net cash and non-fixed settlement provisions. See Note 19.

Stock compensation expense

For the years ended December 31, 2017 and 2016, the Company recorded the following stock compensation expense:

	2017	2016
Stock options	$323,875	$464,321
Warrants	2,718,554	-
Class A common stock grants	1,302,000	-

Total stock compensation expense	$4,344,429	$464,321

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

NOTE 19 – RESTATEMENT

Summary of restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2017 on April 2, 2018, the Company identified that (1) warrants which contain certain net cash settlement and down-round provisions were incorrectly accounted for as equity instruments instead of derivative liabilities; (2) it did not record additional warrants to be issued to Dynamic and Canaan pursuant to an qualified equity event as defined in the warrants agreements; and (3) an overstatement of stock compensation expense. The Company recorded derivative liabilities of $1,857,252 and decreased additional paid-in capital by $2,614,795 at December 31, 2017. The Company also adjusted stock compensation expense and change in fair value of derivative liabilities for the year ended December 31, 2017 by $103,759 and $861,302, respectively.

Following is a summary of the restatement changes made to the consolidated financial statements previously issued as of and for the year ended December 31, 2017:

	Originally Reported	Adjustments	As Restated
	2017	2017	2017
Consolidated balance sheet:
Derivative liabilities	$-	$1,857,252	$1,857,252
Additional paid-in capital	$23,740,751	$(2,614,795)	$21,125,956
Accumulated deficit	$(12,785,931)	$(757,543)	$(12,028,388)

Consolidated Statement of Operations and Comprehensive Loss:
General and administrative	$13,086,120	$103,759	$13,189,879
Change in fair value of derivative liabilities	$-	$861,302	$861,302
Net loss	$(7,297,109)	$(757,543)	$(6,539,566)
Total comprehensive loss	$(7,332,039)	$(757,543)	$(6,574,496)

Consolidated Statement of Changes in Stockholder’s Equity:
Stock compensation	$2,938,670	$(2,614,795)	$323,875
Net loss	$(7,297,109)	$(757,543)	$(6,539,566)

Consolidated Statements of Cash Flows:
Net loss	$(7,297,109)	$(757,543)	$(6,539,566)
Stock compensation	$4,240,670	$103,759	$4,344,429
Change in fair value of derivative liabilities	$-	$861,302	$861,302

Derivative liabilities

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants issued by the Company. At December 31, 2017, the Company had warrants that contain a net cash settlement provision and do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company concluded that the instruments are accounted for as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the binomial option pricing model at December 31, 2017:

December 31, 2017
Common stock issuable upon exercise of warrants	1,020,717
Market value of common stock on measurement date	$5.79
Exercise price	$7.70 to $7.00
Risk free interest rate(1)	1.89%
Expected life in years	2 years
Expected volatility (2)	70.69%
Expected dividend yields (3)	0%

(1) The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.

(2) The historical trading volatility was determined by calculating the volatility of the Company’s peers common stock.

(3) The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities that were accounted for at fair value on a recurring basis for the year ended December 31, 2017:

Amount
Balance, December 31, 2016	$-
Initial valuation of derivative liabilities of warrants	2,718,554
Change in fair value of derivative liabilities	(861,302)

Balance, December 31, 2017	1,857,252

