Form 10-Q/A
period 2018-03-31
Boxlight Corp
filed 2018-08-16
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Boxlight Corporation

Form 10-Q/A Amendment No. 1

Explanatory Note

This Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2018 amends the Form 10-Q that was originally filed on May 15, 2018. Subsequent to the filing of the Company’s Form 10-Q filed on May 15, 2018, the Company identified (1) misstatements of stock compensation expense and (2) improper classification of certain warrants with net cash and non-fixed settlement provisions through internal discussions and reviews.

The Company is filing this amendment to (i) correct the misstatement to stock compensation and to reflect the reclassification of certain warrants from equity to liabilities, and (ii) make corresponding amendments to Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”).

The Company reviewed its internal control over financial reporting and revised its disclosures regarding material weaknesses over its review of material agreements to ensure the accuracy of financial reporting at Item 4.

This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original 10-Q or modify or update in any way disclosures made in the Original 10-Q except as noted above. This Amendment No. 1 should be read in conjunction with the Original 10-Q and with other Company filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q.

BOXLIGHT CORPORATION

2

PART I. Financial Information

Item 1. Financial Statements

Boxlight Corporation

Consolidated Balance Sheets

As of March 31, 2018, and December 31, 2017

(Unaudited)

	March 31, 2018 (As Restated)	December 31, 2017 (As Restated)
ASSETS
Current asset:
Cash and cash equivalents	$448,345	$2,010,325
Accounts receivable – trade, net of allowances	3,083,668	3,089,932
Inventories, net of reserve	3,738,723	4,626,569
Prepaid expenses and other current assets	1,227,995	388,006
Total current assets	8,498,731	10,114,832

Property and equipment, net of accumulated depreciation	25,095	29,752
Intangible assets, net of accumulated amortization	5,943,368	6,126,558
Goodwill	4,181,991	4,181,991
Other assets	316	292
Total assets	$18,649,501	$20,453,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,415,090	$2,994,918
Accounts payable and accrued expenses – related parties	4,739,569	4,391,713
Short-term debt	819,960	752,449
Short-term debt – related party	54,000	54,000
Convertible notes payable – related party	50,000	50,000
Deferred revenues – short-term	483,243	1,127,423
Derivative liabilities	846,319	1,857,252
Total current liabilities	9,408,181	11,227,755

Deferred revenues – long-term	175,915	175,294

Total liabilities	9,584,096	11,403,049

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 250,000 shares issued and outstanding	25	25
Common stock, $0.0001 par value, 200,000,000 shares authorized; 9,648,197 and 9,558,997 Class A shares issued and outstanding, respectively	965	956
Additional paid-in capital	22,041,151	21,125,956
Subscriptions receivable	(325)	(325)
Accumulated deficit	(12,933,426)	(12,028,388)
Other comprehensive loss	(42,985)	(47,848)
Total stockholders’ equity	9,065,405	9,050,376

Total liabilities and stockholders’ equity	$18,649,501	$20,453,425

See accompanying notes to the financial statements.

Boxlight Corporation

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018 (As Restated)	2017

Revenues	$5,996,685	$4,194,429
Cost of revenues	4,515,713	2,994,683
Gross profit	1,480,972	1,199,746

Operating expense:
General and administrative expenses	3,194,013	2,451,206
Research and development	92,505	190,445
Total operating expense	3,286,518	2,641,651

Loss from operations	(1,805,546)	(1,441,905)

Other income (expense):
Interest expense, net	(146,928)	(169,091)
Other income (expense), net	(13,461)	49,646
Gain on settlement of liabilities	25,738	-
Change in fair value of derivative liabilities	1,035,159	-
Total other income (expense)	900,508	(119,445)

Net loss	$(905,038)	$(1,561,350)

Comprehensive loss:
Net loss	$(905,038)	$(1,561,350)
Other comprehensive loss:
Foreign currency translation gain (loss)	4,863	(23,713)
Total comprehensive loss	$(900,175)	$(1,585,063)

Net loss per common share – basic and diluted	$(0.09)	$(0.34)
Weighted average number of common shares outstanding – basic and diluted	9,617,234	4,621,687

See accompanying notes to the financial statements

Boxlight Corporation

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018 (As Restated)	2017

Cash flows from operating activities:
Net loss	$(905,038)	$(1,561,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	49,432	78,708
Change in allowance for sales returns and volume rebate	(34,828)	56,233
Change in inventory reserve	(54,267)	(11,476)
Stock compensation expense	520,914	47,165
Depreciation and amortization	187,847	192,225
Gain on settlement of accounts payable	(25,738)	-
Gain on derivative liabilities	(1,035,159)	-
Changes in operating assets and liabilities:
Accounts receivable – trade	(8,240)	(87,053)
Inventories	942,113	584,062
Prepaid expenses and other current assets	(838,031)	(771,039)
Accounts payable and accrued expenses	(553,436)	265,145
Accounts payable and accrued expenses – related parties	347,858	1,119,606
Deferred revenues	(643,559)	(65,557)
Other short-term liabilities	-	(263)
Accrued interest on long-term debt – related parties	-	40,220
Net cash used in operating activities	(2,050,132)	(113,374)

Cash flows from financing activities:
Proceeds from short-term debt	4,714,094	-
Proceeds from convertible note payable	-	1,000,000
Principal payments on short-term debt	(4,646,582)	(720,291)
Principal payments on short-term debt-related party	-	(195,000)
Proceeds from issuance of common stock	420,000	-
Proceeds from issuance of common stock upon exercise of options	3	-
Net cash provided by financing activities	487,515	84,709

Effect of foreign currency exchange rates	637	(26,263)

Net decrease in cash and cash equivalents	(1,561,980)	(54,928)

Cash and cash equivalents, beginning of the period	2,010,325	456,502

Cash and cash equivalents, end of the period	$448,345	$401,574

Supplemental cash flow disclosures:
Cash paid for interest	$144,364	$112,915
Cash paid for income taxes	$-	$-

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2018
Derivative liabilities - warrant instruments	$-	$-	$846,319	$846,319

			$846,319	$846,319

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As of March 31, 2018, the Company had an accumulated deficit of $12,933,426 and a working capital deficit of $909,450. During the three months ended March 31, 2018, the Company incurred a net loss of $905,038 and net cash used in operations was $2,050,132. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is seeking to obtain funds for operations from its public or private sales of equity or debt securities or from bank or other loans.

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

Warrants

Following is a summary of the warrants activities during the three months ended March 31, 2018:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2017	1,070,717	$7.57	2.12
Granted	12,000	$7.00	1.98
Outstanding, March 31, 2018	1,082,717	$7.56	1.88
Exercisable, March 31, 2018	1,032,717	$7.56	1.75

During the three months ended March 31, 2018, the Company committed to grant additional 9,000 and 3,000 warrants to Dynamic Capital LLC (“Dynamic”) and Canaan Parish LLC (“Canaan”), entities associated with Adam Levin and to Michael Pope, respectively, in associated with a qualified equity event as defined in the warrants agreements. These warrants had a fair value of $24,226 on measurement date using the binomial option-pricing model and were immediately exercisable upon the issuance.

Variables used in the Black-Scholes option-pricing model for options granted during the three months ended March 31, 2018 include: (1) discount rate of 1.96% (2) expected life of 1.98 years, (3) expected volatility of 69%, and (4) zero expected dividends.

The warrants granted to Dynamic and Canaan contain net cash settlement provision and do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities. See Note 17.

Stock compensation expense

For the three months ended March 31, 2018 and 2017, the Company recorded the following stock compensation expense:

	2018	2017
Stock options	$496,688	$47,165
Warrants	24,226	-

Total stock compensation expense	$520,914	$47,165

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

NOTE 17 – RESTATEMENT

Subsequent to the issuance of the Company’s consolidated financial statements for the three months ended March 31, 2018 on May 15, 2018, the Company realized that (1) warrants which contain certain net cash settlement and down-round provisions were incorrectly accounted for as equity instruments instead of derivative liabilities; and (2) understatement of stock compensation from not recognizing additional warrants issued to Dynamic and Cannan. The Company recorded derivative liabilities of $846,319 and decreased additional paid in capital and accumulated deficit by $2,614,795 and $1,768,476, respectively at March 31, 2018. The Company also adjusted stock compensation expense and gain on derivative liability for the three months ended March 31, 2018 by $24,226 and $1,035,159, respectively.

Following is a summary of the restatement changes made to the consolidated financial statements previously issued as of and for the three months ended March 31, 2018:

	Originally Reported	Restatement	As Restated
	2018	2018	2018
Consolidated balance sheet:
Derivative liabilities	$-	$846,319	$846,319
Additional paid-in capital	$24,655,946	$(2,614,795)	$22,041,151
Accumulated deficit	$14,701,902	$(1,768,476)	$12,933,426

Consolidated Statement of Operations and Comprehensive Loss:
General and administrative	$3,169,787	$24,226	$3,194,013
Change in fair value of derivative liabilities	$-	$1,035,159	$1,035,159
Net loss	$1,915,971	$(1,010,933)	$905,038
Total comprehensive loss	$1,911,108	$(1,010,933)	$900,175

Consolidated Statements of Cash Flows:
Net loss	$1,915,971	$(1,010,933)	$905,038
Stock compensation	$496,688	$24,226	$520,914
Change in fair value of derivative liabilities	$-	$1,035,159	$1,035,159

Derivative liabilities

ASC Topic No. 815 - Derivatives and Hedging provides guidance on determining what types of instruments or embedded features in an instrument issued by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in the pronouncement on accounting for derivatives. These requirements can affect the accounting for warrants issued by the Company. At March 31, 2018, the Company had warrants resulting from equity offerings in November 30, 2017 and additional warrants issued upon qualified equity event as defined in the warrants agreements that contain net cash settlement provision and do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future, the Company concluded that the instruments are not indexed to the Company’s stock and are to be treated as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at March 31, 2018:

March 31, 2018
Common stock issuable upon exercise of warrants	1,032,717
Market value of common stock on measurement date	$4.06
Exercise price	$7.70 to $7.0
Risk free interest rate(1)	2.27%
Expected life in years	1.76 years
Expected volatility (2)	72.36%
Expected dividend yields (3)	0%

(1) The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.

(2) The historical trading volatility was determined by calculating the volatility of the Company’s peers common stock.

(3) The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018:

Amount
Balance, December 31, 2017	$1,857,252
Initial valuation of derivative liabilities upon issuance of warrants	24,226
Change in fair value of derivative liabilities	(1,035,159)

Balance, March 31, 2018	846,319

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

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2018 was $3,194,013 as compared to $2,451,206 for the three months ended March 31, 2017. The increase resulted from increases in stock compensation expense and professional fees primarily related to VC2 Advisors management agreement.

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

Other Income (Expense). Other income (expense) for the three months ended March 31, 2018 was $900,508 as compared to $(119,445) for the three months ended March 31, 2017. Other income (expense) mainly consists of interest expense offset by the change in fair value of derivative liabilities $1,035,159.

Net loss. Net loss was $905,038 and $1,561,350 for the three months ended March 31, 2018 and 2017, respectively. The decrease in the net loss was primarily due to the change in the fair value of derivative liabilities of $1,035,159 offset by an increase in stock compensation expense and professional fees.

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

The following table contains reconciliations of net losses to EBITDA for the periods presented.

Reconciliation of net loss for the three months ended

March 31, 2018 and 2017 to EBITDA and adjusted EBITDA

(in thousands)	March 31, 2018	March 31, 2017
Net loss	$(905)	$(1,561)
Depreciation and amortization	188	192
Interest expense	147	169
EBITDA	$(570)	$(1,200)
Stock compensation expense	521	47
Change in fair value of derivative liabilities	(1,035)	-
Non-recurring IPO expenses	-	53
Adjusted EBITDA	$(1,084)	$(1,100)

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

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $448,345 and a working capital deficit of $909,450. For the three months ended March 31, 2018 and 2017, we had net cash used in operating activities of $2,050,132 and $113,374, respectively. In addition, we had net cash used by financing activities of $487,515 and $84,709, respectively. We had accounts receivable of $3,083,668 on March 31, 2018.

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

Our significant accounting policies are discussed in notes of the consolidated financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

1.	Revenue recognition
2.	Long-lived assets
3.	Intangible assets
4.	Fair value of financial instruments
5.	Share-based compensation

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

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the fiscal quarter ended March 31. 2018 (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to material weaknesses related to the following:

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

BOXLIGHT CORPORATION

August 16, 2018	By:	/s/ JAMES MARK ELLIOTT
James Mark Elliott
Chief Executive Officer

August 16, 2018	By:	/s/ TAKESHA BROWN
Takesha Brown
Chief Financial Officer (Principal Financial and Accounting Officer)

