Form 10-Q
period 2018-06-30
Boxlight Corp
filed 2018-08-16
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock on August 10, 2018 was 10,057,056.

BOXLIGHT CORPORATION

2

PART I. Financial Information

Item 1. Financial Statements

Boxlight Corporation

Consolidated Condensed Balance Sheets

As of June 30, 2018, and December 31, 2017

(Unaudited)

	June 30, 2018	December 31, 2017 (As Restated)
ASSETS
Current asset:
Cash and cash equivalents	$1,799,024	$2,010,325
Accounts receivable – trade, net of allowances	5,019,988	3,089,932
Inventories, net of reserve	3,487,210	4,626,569
Prepaid expenses and other current assets	1,978,291	388,006
Total current assets	12,284,513	10,114,832

Property and equipment, net of accumulated depreciation	323,777	29,752
Intangible assets, net of accumulated amortization	6,850,135	6,126,558
Goodwill	4,404,658	4,181,991
Other assets	295	292
Total assets	$23,863,378	$20,453,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,057,354	$2,502,962
Accounts payable and accrued expenses – related parties	5,110,792	4,391,713
Warranty reserve	627,177	491,956
Short-term debt	1,581,754	752,449
Short-term debt– related party	163,333	54,000
Current portion of earn-out payable - related party	136,667	-
Convertible notes payable – related party	50,000	50,000
Deferred revenues – short-term	1,726,717	1,127,423
Derivative liabilities	1,891,704	1,857,252
Total current liabilities	14,345,498	11,227,755

Long-term debt - related party	546,667	-
Earn-out payable - related party	273,333	-
Deferred revenues – long-term	167,573	175,294

Total liabilities	15,333,071	11,403,049

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 250,000 shares issued and outstanding	25	25
Common stock, $0.0001 par value, 200,000,000 shares authorized; 10,056,094and 9,558,997 Class A shares issued and outstanding, respectively	1,006	956
Additional paid-in capital	25,993,583	21,125,956
Subscriptions receivable	(325)	(325)
Accumulated deficit	(17,390,448)	(12,028,388)
Other comprehensive loss	(73,534)	(47,848)
Total stockholders’ equity	8,530,307	9,050,376

Total liabilities and stockholders’ equity	$23,863,378	$20,453,425

See accompanying notes to the financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Revenues, net	$9,663,657	$5,984,440	$15,660,342	$10,178,869
Cost of revenues	7,938,340	4,273,396	12,454,053	7,268,079
Gross profit	1,725,317	1,711,044	3,206,289	2,910,790

Operating expense:
General and administrative expenses	3,726,585	2,302,981	6,920,598	4,754,187
Research and development	177,098	107,107	269,603	297,552
Total operating expense	3,903,683	2,410,088	7,190,201	5,051,739

Loss from operations	(2,178,366)	(699,044)	(3,983,912)	(2,140,949)

Other income (expense):
Interest expense, net	(207,271)	(106,607)	(354,199)	(275,698)
Other income (expense), net	16,732	(8,482)	3,271	41,164
Changes in fair value of derivative liabilities	(2,191,677)	-	(1,156,518)	-
Gain from settlements of liabilities	103,560	-	129,298	-
Total other income (expense)	(2,278,656)	(115,089)	(1,378,148)	(234,534)

Net loss	$(4,457,022)	$(814,133)	$(5,362,060)	$(2,375,483)

Comprehensive loss:
Net loss	(4,457,022)	(814,133)	$(5,362,060)	$(2,375,483)
Other comprehensive loss:
Foreign currency translation gain (loss)	(30,549)	7,187	(25,686)	(16,526)
Total comprehensive loss	$(4,487,571)	$(806,946)	$(5,387,746)	$(2,392,009)

Net loss per common share – basic and diluted	$(0.45)	$(0.18)	$(0.55)	$(0.51)
Weighted average number of common shares outstanding – basic and diluted	9,810,905	4,621,687	9,760,427	4,621,687

See accompanying notes to the financial statements

Boxlight Corporation

Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Cash flows from operating activities:
Net loss	$(5,362,060)	$(2,375,483)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	56,236	-
Bad debt expense	16,476	(10,378)
Gain on settlement of accounts payable	(25,738)	-
Gain on settlement of derivative liabilities	(103,560)	-
Change in allowance for sales returns and volume rebate	113,784	134,519
Change in inventory reserve	(81,521)	(6,577)
Change in fair value of derivative liability	1,156,518	-
Stock compensation expense	1,110,644	84,531
Depreciation and amortization	381,638	374,910
Changes in operating assets and liabilities:
Accounts receivable – trade	(1,578,356)	(344,086)
Inventories	1,872,318	1,653,458
Prepaid expenses and other current assets	(1,573,177)	(741,348)
Other assets	-	30,956
Accounts payable and accrued expenses	260,882	(199,782)
Accounts payable and accrued expenses - related parties	719,081	1,488,480
Warranty reserve	132,147	85,794
Deferred revenues	591,573	55,851
Other short-term liabilities	-	(1,719)
Accrued interest on long-term debt – related parties	-	78,684
Net cash (used in) provided by operating activities	$(2,313,115)	$307,810

Cash flows from investing activities:
Cash receipts from acquisitions	1,278,065	-
Cash paid for acquisitions	(410,138)	-

Net cash provided by investing activities	$867,927	$-

Cash flows from financing activities:
Proceeds from short-term debt	10,512,486	-
Proceeds from convertible note payable	-	1,000,000
Principal payments on short-term debt	(9,683,181)	(720,291)
Principal payments on short-term debt-related party	-	(195,000)
Proceeds from issuance of common stock	420,000	-
Proceeds from issuance of common stock upon exercise of options	3	-

Net cash provided by financing activities	$1,249,308	$84,709

Effect of foreign currency exchange rates	(15,421)	(24,449)

Net decrease in cash and cash equivalents	$(211,301)	$368,070

Cash and cash equivalents, beginning of the period	2,010,325	456,502

Cash and cash equivalents, end of the period	$1,799,024	$824,572

Supplemental cash flow disclosures:
Cash paid for interest	$289,174	$136,366
Cash paid for income taxes	$-	$-
Non-cash investment and financing transactions:
Shares issued as consideration for the acquisition of Cohuborate	$1,435,176	$-
Shares, notes payable and earn-out liability issued as consideration the acquisition of Qwizdom	$1,894,570	$-
Additional contribution from settlement of related party derivative liability	$1,149,580	$-
Issuance of Class A common shares to settle accounts payable – related parties	$-	$1,500,000

See accompanying notes to the financial statements.

Boxlight Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Boxlight Corporation (the “Company” or “Boxlight Parent”) was incorporated in the State of Nevada on September 18, 2014 with its headquarters in Atlanta, Georgia for the purpose of becoming a technology company that sells interactive educational products. In 2016, the Company acquired Boxlight, Inc., Boxlight Latinoamerica, S.A. DE C.V. (“BLA”) and Boxlight Latinoamerica Servicios, S.A. DE C.V. (“BLS”) (together, “Boxlight Group”), Mimio LLC (“Mimio”) and Genesis Collaboration, LLC (“Genesis”). In 2018, the Company acquired Cohuborate Ltd. (“Cohuba”) and Qwizdom Inc. and its subsidiary Qwizdom UK Limited (“Qwizdom Companies”). The Company currently designs, produces and distributes interactive technology solutions to the education market.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Boxlight Corporation, Boxlight Group, Mimio, Genesis, Cohuba and Qwizdom Companies. Transactions and balances among Boxlight Corporation, Boxlight Group, Mimio, Genesis, Cohuba and Qwizdom Companies have been eliminated.

The accompanying unaudited consolidated condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim unaudited consolidated financial information and interim financial reporting guidelines and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K/A. Certain information and footnote disclosure normally included in the financial statements have been condensed.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are stated at historical carrying amounts, net of allowance for doubtful accounts. Allowance for doubtful accounts represents management’s estimate of the amount that ultimately will be realized in cash. The Company reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical payment trends, the age of receivables and knowledge of the individual customers. When the analysis indicates, management increases or decreases the allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances might be required.

INVENTORIES

Inventories are stated at the lower of cost or net realizable value and includes spare parts and finished goods. Inventories are primarily determined using the specific identification method and the first-in, first-out (“FIFO”) cost method. Cost includes direct cost from the contract manufacturer (“CM”) or original equipment from manufacturer (“OEM”), plus material overhead related to the purchase, inbound freight and import duty costs.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, receivables, accounts payable and debt, the carrying amounts of these assets and liabilities approximate their fair value.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2018
Derivative liabilities - warrant instruments	$-	$-	$1,891,704	$1,891,704

			$1,891,704	$1,891,704

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

The Company generally does not allow product returns other than under warranty. However, the Company, on a case by case basis, will grant exceptions, mostly “buyer’s remorse” where the VAR’s end user customer either did not understand what they were ordering, or determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends.

While the Company uses resellers and distributors to sell its products, the Company’s sale agreements do not contain any special pricing incentives, right of return or other post shipment obligations.

The Company has a warranty policy to provide 12 to 36 months warranty coverage on projectors, displays, accessories, batteries and computers except when sold through a “Premier Education Partner” or sold to schools where the Company provides a 60-month warranty. The Company establishes a liability for estimated product warranty costs at the time the related product revenue is recognized, if the liability is expected to be material. The warranty obligation is affected by historical product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials, or other costs differ from the Company’s estimates, additional warranty liabilities could be required, which would reduce its gross profit.

The Company offers sales incentives where the Company offers discounted products delivered by the Company to its resellers and distributors that are redeemable only if the resellers and distributors complete specified cumulative levels of revenue agreed to and written into their reseller and distributor agreements through an executed addendum. The resellers and distributors have to submit a request for the discounted products and cannot redeem additional discounts within 180 days from the date of the discount given on like products. The value of the award products as compared to the value of the transactions necessary to earn the award is generally insignificant in relation to the value of the transactions necessary to earn the award. The Company estimates and records the cost of the products related to the incentive as revenues based on analyses of historical data.

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

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard updates, as amended, will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. Since the company is an Emerging Growth Company, adoption is not required until 2019. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its consolidated financial statements.

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As of June 30, 2018, the Company had an accumulated deficit of $17,390,448 and a working capital deficit of $2,060,985. During the six months ended June 30, 2018, the Company incurred a net loss of $5,362,060 and net cash used in operations was $2,313,115. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is seeking to obtain funds for operations from its public or private sales of equity or debt securities or from bank or other loans.

NOTE 3 – ACQUISITIONS

On May 9, 2018, the Company acquired 100% of the share capital of Cohuborate, Ltd. based in Lancashire, England. Cohuborate produces, sells and distributes interactive display panels designed to provide new learning and working experience through high-quality technologies and solutions through in-room and room-to-room multi-device multi-user collaboration. Although a development stage company with minimal revenues to date, we believe that Cohuborate will enhance our software capability and product offerings. We purchased the Cohuborate shares for 257,200 shares of the Company’s Class A common stock and 100 British pound sterling (US$138). The Company will account for the acquisition using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill.

Assets acquired:
Cash	$1,038,368
Accounts receivable	12,114
Inventory	315,438
Other current assets	22,928
Property and equipment	4,321
Intangible assets	190,430
Total assets acquired	1,583,599
Total liabilities assumed	(148,285)

Net assets acquired	$1,435,314

Consideration paid:
Issuance of 257,200 shares of Class A common stock	$1,435,176
Cash	138

Total	$1,435,314

On June 22, 2018, the Company acquired 100% of the share capital of Qwizdom, Inc. based in Washington and its subsidiary Qwizdom UK Limited based in Northern Ireland (the “Qwizdom Companies”). The Qwizdom companies develop software and hardware solutions that are quick to implement and designed to increase participation, provide immediate data feedback, and, most importantly, accelerate and improve comprehension and learning. We purchased the Qwizdom shares for (1) $410,000 in cash, (2) issuance of an 8% promissory note of $656,000 (3) issuance of 142,857 shares of the Company’s Class A common stock, and (4) an annual earn-out payment at maximum of $410,000 based on 16.4% of future consolidated revenues as defined in the agreement from 2018 to 2020. The Company will account for the acquisition using the acquisition method of accounting, which requires, among other things, that most assets acquired, and liabilities assumed be recognized at their estimated fair values as of the acquisition date on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill.

Assets acquired:
Cash	$239,698
Accounts receivable	662,636
Inventory	132,411
Other current assets	20,857
Property and equipment	299,525
Intangible assets	904,666
Goodwill	222,667
Total assets acquired	2,482,460
Total liabilities assumed	(177,890)

Net assets acquired	$2,304,570

Consideration paid:
Cash	$410,000
Promissory note	656,000
Issuance of 142,857 shares of Class A common stock	828,570
Earn out payable	410,000

Total	$2,304,570

Unaudited Pro Forma Results Of Operations

The following table presents the unaudited condensed pro forma results of operations that reflect the acquisitions of Cohuba and Qwizdom Companies as if the acquisitions had occurred as of the first day of the period presented, adjusted for items that are directly attributable to the acquisitions. This information has been compiled from historical financial statements and is not necessarily indicative of the results that actually would have been achieved had the transaction already occurred or that may be achieved in the future.

(in thousands)	For the six months ended June 30, 2018

Revenues	$16,895,000
Cost of revenues	(12,692,000)
Operating expenses	(8,420,000)
Other incomes (expenses)	118,000
Income tax expense
Net loss	$(4,099,000)

Net loss per common share	$(0.41)
Weighted average outstanding common shares – basic and diluted	10,032,245

The pro forma combined results of operations were adjusted to include Cohuba and Qwizdom Companies’s operating results for the period from January 1, 2018 to the day that the Companies were acquired by the Company. In addition, the pro forma results of operations were adjusted for the following expenses:

(in thousands)	For the six months ended June 30, 2018

Record amortization expense of intangible assets acquired	$50,000

The Company will engage a third-party valuation specialist to assist in the valuation and is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed. Thus, the preliminary measurement of the assets acquired and liabilities assumed are subject to change, which could be significant. The Company will finalize the amounts recognized no later than one year from the acquisition date.

NOTE 4 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at June 30, 2018 and December 31, 2017:

	2018	2017

Accounts receivable - trade	$5,907,040	$3,846,724
Allowance for doubtful accounts	(217,350)	(200,874)
Allowance for sales returns and volume rebates	(669,702)	(555,918)

Accounts receivable - trade, net of allowances	$5,019,988	$3,089,932

NOTE 5 – INVENTORIES

Inventories consisted of the following at June 30, 2018 and December 31, 2017:

	2018	2017

Finished goods	$3,351,160	$4,611,973
Spare parts	227,091	187,158
Reserve for inventory obsolescence	(91,041)	(172,562)

Inventories, net	$3,487,210	$4,626,569

During the six months ended June 30, 2018 and 2017, the Company wrote off obsolete inventories of $0 and $29,913, respectively.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at June 30, 2018 and December 31, 2017:

	2018	2017

Prepayments to vendors	$1,746,602	$295,448
Employee receivables	-	6,203
Prepaid local taxes	-	1,015
Prepaid and refundable income taxes	1,428	33,435
Prepaid insurance	78,964	-
Prepaid licenses and other	151,297	51,905

Prepaid expenses and other current assets	$1,978,291	$388,006

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2018 and December 31, 2017:

	Useful lives	2018	2017

Building	50 years	$205,944	$-
Building improvements	15 years	9,997	-
Leasehold improvements	9-10 years	82,060	3,355
Office equipment	2-7 years	31,018	21,341
Other equipment	5 years	42,485	42,485

Property and equipment, at cost		371,504	67,181
Accumulated depreciation		(47,727)	(37,429)

Property and equipment, net of accumulated depreciation		$323,777	$29,752

For the six months ended June 30, 2018 and 2017, the Company recorded depreciation expense of $10,298 and $20,841 respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at June 30, 2018 and December 31, 2017:

	Useful lives	2018	2017

Patents	10 years	$401,396	$67,395
Customer relationships	10 years	3,996,543	3,567,396
Trademarks	10 years	3,872,746	3,554,932
Domain	15 years	13,955	-

Intangible assets, at cost		$8,284,640	$7,189,723
Accumulated amortization		(1,434,505)	(1,063,165)

Intangible assets, net of accumulated amortization		$6,850,135	$6,126,558

Goodwill from acquisition of Qwizdom		$222,667	$-
Goodwill from acquisition of Mimio	N/A	44,931	44,931
Goodwill from acquisition of Boxlight	N/A	4,137,060	4,137,060
		$4,404,658	$4,181,991

For the six months ended June 30, 2018 and 2017, the Company recorded amortization expense of $371,340 and $354,069 respectively.

NOTE 9 – DEBT

The following is a summary of our debt at June 30, 2018 and December 31, 2017:

	2018	2017
Short-term debt – third parties
Note payable – AHA	$-	$250,000
Accounts receivable financing – Sallyport Commercial	1,081,754	502,449
Note payable-Harbor Gates Capital	500,000	-
Total short-term debt –third parties	1,581,754	752,449

Short-term debt – related parties
Note payable – Logical Choice Corporation - Delaware	54,000	54,000
Current portion of long-term debt - Qwizdom shareholders	109,333	-
	163,333	54,000
Convertible debt – related party
Convertible note payable – Mark Elliott	50,000	50,000

Long-Term debt- related parties
Note payable- Qwizdom shareholders	546,667	-

Total debt	$2,341,754	$856,449

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

On November 29, 2017, the outstanding principal and interest were reduced to $500,000 related to a settlement agreement reached with AHA, resulting in a gain on settlement of $304,913. Pursuant to the settlement agreement, the Company was required to pay $250,000 on or before December 2017 and the remaining principal is due in six equal monthly payments of $41,667 commencing January 2018. On June 8, 2018, the Company satisfied in full the obligation due to AHA and received a notice of dismissal.

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

As of June 30, 2018, outstanding principal and accrued interest were $1,081,754 and $0, respectively. For the six months ended June 30, 2018, the Company incurred interest expense of $286,919.

Harbor Gates Capital

On May 16, 2018, the Company entered into an unsecured promissory note agreement for $500,000 with Harbor Gates Capital. The note bears an interest rate of 7% and matures on February 16, 2019. In addition, the Company issued 5,715 shares of its Class A common stock valued at $56,236 to the lender in lieu of payment of origination fees which was recorded as original issue discount and fully amortized because of the short-term. If the Company fails to pay the note on the maturity date, the note may be converted into its Class A common stock at a price of $4.00 per share at the option of the holder. As of June 30, 2018, outstanding principal and accrued interest were $500,000 and $4,315, respectively.

Short-Term Debt - Related Parties:

Line of Credit - Logical Choice Corporation-Delaware

On May 21, 2014, the Company entered into a line of credit agreement with Logical Choice Corporation-Delaware (“LCC-Delaware”), former sole member of Genesis. The line of credit allowed the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed accrued interest at 10% per annum. Interest accrued on any advanced funds was due monthly and the outstanding principal and any accrued interest were due in full on May 21, 2015. In May 2016, the maturity date was extended to May 21, 2018. This loan is currently in default. The assets of Genesis have been pledged, but subordinated to Sallyport financing, as a security interest against any advances on the line of credit. As of June 30, 2018, outstanding principal and accrued interest under this agreement was $54,000 and $18,594, respectively. As of December 31, 2017, outstanding principal and accrued interest under this agreement was $54,000 and $15,916, respectively.

Convertible Notes Payable - Third Parties:

Convertible Note Payable – Mark Elliott

On January 16, 2015, the Company issued a note to Mark Elliott, the Company’s Chief Executive Officer, in the amount of $50,000. The note as amended is due on December 31, 2018 and bears interest at an annual rate of 10%, compounded monthly. The note is convertible into the Company’s common stock at the lesser of (i) $6.28 per share, (ii) a discount of 20% to the stock price if the Company’s common stock is publicly traded, or (iii) if applicable, such other amount negotiated by the Company. The note holder may convert all, but not less than all, of the outstanding principal and interest due under this note. On July 3, 2018, Mark Elliott, the Company’s Chief Executive Officer amended the note to eliminate the conversion provision of the note. As of June 30, 2018, outstanding principal and accrued interest under this note were $50,000 and $17,288, respectively. As of December 31, 2017, outstanding principal and accrued interest under this note were $50,000 and $14,808, respectively.

Long-Term Debt - Related Parties:

Long Term Note Payable- Qwizdom Shareholders

On June 22, 2018, the Company issued a note to Darin and Silvia Beamish, previous 100% shareholders of Qwizdom, in the amount of $656,000 bearing an 8% interest rate. The note was issued as a part of the purchase price pursuant to the Stock Purchase agreement. The principal and accrued interest of the $656,000 note is due and payable in 12 equal quarterly payments. The first quarterly payment is due on the last business day of March 2019 and subsequent quarterly payments are to be made on the last business day of the 6th, 9th and 12th calendar month and quarterly thereafter until the “Maturity Date”. The Maturity Date is defined as the earlier of (i) our completing a public offering of Class A common stock or private placement of its debt or equity securities (each a “Financing”) that results in our receipt of gross proceeds from such Financing of $10,000,000 or more, or (ii) that date which shall be the last business day of July 2021. As of June 30, 2018, outstanding principal and accrued interest under this note were $656,000 and $1,150, respectively. The principal of $109,333 is due within a year from June 30, 2018.

NOTE 10 – DERIVATIVE LIABILITIES

At June 30, 2018 and December 31, 2017, the Company had warrants that contain net cash settlement provision or do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company concluded that they are accounted for as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the binomial option pricing model at June 30, 2018:

December 31, 2017
Common stock issuable upon exercise of warrants	1,112,476
Market value of common stock on measurement date	$5.11
Exercise price	$3.94 to $5.79
Risk free interest rate(1)	2.43 – 2.63%
Expected life in years	1.5 – 3.5 years
Expected volatility (2)	68 – 72%
Expected dividend yields (3)	0%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The historical trading volatility was determined by calculating the volatility of the Company’s peers common stock.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities rollforward for the six months ended June 30, 2018:

Amount
Balance, December 31, 2017	$1,857,252
Initial valuation of derivative liabilities upon issuance of warrants	131,074
Cancellation of warrants	(1,253,140)
Change in fair value of derivative liabilities	1,156,518

Balance, June 30, 2018	1,891,704

The change in fair value of derivative liabilities includes loss from exercise price modifications.

NOTE 11 – EQUITY

Preferred Shares

The Company’s articles of incorporation provide that the Company is authorized to issue 50,000,000 preferred shares consisting of: 1) 250,000 shares of non-voting Series A preferred stock, with a par value of $0.0001 per share; 2) 1,200,000 shares of voting Series B preferred stock, with a par value of $0.0001 per share; 3) 270,000 shares of voting Series C preferred stock, with a par value of $0.0001 per share; and 4) 48,280,000 shares to be designated by the Company’s Board of Directors.

The Company issued 1,000,000 shares of Series B preferred stock for the acquisition of Genesis and 270,000 shares of Series C preferred stock for the acquisition of Boxlight Group. Upon the completion of the initial public offering (“IPO”) in November 2017, all shares of Series B and C preferred stock related to the acquisitions of Genesis and Boxlight Group were converted to Class A common stock.

Upon completion of the Company’s IPO, an aggregate of 250,000 shares of the Company’s non-voting convertible Series A preferred stock were issued to Vert Capital for the acquisition of Genesis. All of the Series A preferred stock shall be automatically converted into Class A common stock no later than November 30, 2018.

Common Stock

The Company’s common stock consists of: 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of June 30, 2018, and December 31, 2017, the Company had 10,056,094 and 9,558,997 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at June 30, 2018 and December 31, 2017.

Issuance of common stock

On January 8, 2018, the Company issued 60,000 shares of common stock to K Laser valued at $7.00 per share for cash of $420,000.

On April 13, 2018, the Company issued 1,015 shares of common stock to Tysadco Partners valued at $3.94 per share in lieu of payment of professional fees.

On May 9, 2018, the Company issued 257,200 shares of common stock to the shareholders of Cohuborate valued at $5.58 per share related to the acquisition of 100% of Cohuborate, Ltd.

On May 15, 2018, the Company issued 416 shares of common stock to Tysadco Partners valued at $9.62 per share in lieu of payment of professional fees.

On May 16, 2018, the Company issued 5,715 shares of common stock to a third-party lender valued at $9.84 per share in lieu of payment of origination fees.

On June 15, 2018, the Company issued 694 shares of common stock to Tysadco Partners valued at $5.76 per share in lieu of payment of professional fees.

On June 22, 2018, the Company issued 142,857 shares of common stock to the shareholders of Qwizdom, Inc. valued at $5.80 per share related to the acquisition of 100% of Qwizdom.

Exercise of stock options

On March 20, 2018, the former Chief Financial Officer exercised 29,200 stock options and paid a total of $3 for the exercise price.

NOTE 12 – SHARE-BASED COMPENSATION

On September 19, 2014, the Board approved the Company’s 2014 Stock Option Plan. The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees, and consultants of the Company or a subsidiary of the Company under the plan is 2,390,438 shares. Grants made under this plan must be approved by the Company’s Board of Directors. As of June 30, 2018, the Company had 661,526 shares reserved for issuance under the plan. In 2018, the Board of Directors approved an increase in the number of shares available for grant by 300,000 shares to 2,690,438 shares. The increase is not finalized and subject to shareholder approval.

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

Following is a summary of the option activities during the six months ended June 30, 2018:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2017	812,574	$3.01	5.64
Granted	987,500	$5.14
Exercised	(29,200)	$0.0001
Cancelled	(71,162)	$4.69
Outstanding, June 30, 2018	1,699,712	$4.21	5.04
Exercisable, June 30, 2018	769,934	$3.00	5.24

The Company estimates the fair value of each stock option award on the date of grant using a Black- Scholes option pricing model. As of June 30, 2018, the options had an intrinsic value of approximately $2.3 million.

On January 2, 2018, the Company granted 100,000 stock options each, 300,000 options in total, to its President, Chief Executive Officer and former Chief Financial Officer with an exercise price of $5.01 per share vesting monthly over one year. The expiration date of these options is five years from the grant date. These options had an aggregate fair value of approximately $689,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

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

On March 19, 2018, the Company granted 35,000 stock options to its Chief Financial Officer with an exercise price of $4.00 per share vesting monthly over one year. The expiration date of these options is five years from the grant date. These options had an aggregate fair value of approximately $65,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

On March 29, 2018, the Company granted 25,000 stock options to one of its Board of Directors with an exercise price of $4.06 per share vesting quarterly over one year. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $47,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

On June 22, 2018, the Company granted 60,000 stock options to employees from the Qwizdom acquisition with an exercise price of $5.78 per share vesting annually over four years commencing June 22, 2019. The expiration date of these options is ten years from the grant date. These options have an aggregate fair value of approximately $214,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

Variables used in the Black-Scholes option-pricing model for options granted during the six months ended June 30, 2018 include: (1) discount rate of 2.01% – 2.45% (2) expected life, using simplified method, of 3 – 3.75 years, (3) expected volatility of 66% – 68%, and (4) zero expected dividends.

Warrants

Following is a summary of the warrant activities during the six months ended June 30, 2018:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2017	1,070,717	$7.57	2.12
Granted	386,012	$5.96	3.50
Cancelled	(289,253)	$3.94	1.50
Outstanding, June 30, 2018	1,167,476	$4.44	2.14
Exercisable, June 30, 2018	817,789	$3.99	1.51

On April 2, 2018, the Company issued a warrant to purchase 5,000 shares of Class A common stock at a strike price of $4.76 per share to a consultant. The warrant will vest on a quarterly basis over 4 years beginning June 30, 2018. The expiration date is 5 years from the issue date. These warrants have an aggregate fair value of approximately $12,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

On May 31, 2018, the Company cancelled warrants to purchase 289,253 shares of Class A common stock at strike prices of $3.94 per share. The Company recorded additional contribution of $1,149,580 and gain from settlement of liabilities of $103,560 in connection with the cancellation.

On June 21, 2018, the Company issued warrants to purchase 270,000 and 25,000 shares of Class A common stock at a strike price of $6.00 per share to Canaan Parish and a consultant, respectively, for future advisory services. The warrants are exercisable by the holder only after October 1, 2018 and expires on December 31, 2021. These warrants have an aggregate fair value of approximately $930,000 on the grant date that was calculated using the Binomial-Scholes option-pricing model. These warrants contain non-fixed settlement provision that the exercise price can be lower when a qualified events occur as defined in the agreement. The Company concluded that the instruments are accounted for as derivative liabilities. See Note 10. During the six months ended, the Company recorded approximately $131,000 compensation and derivative liabilities based on vesting term.

During the six months ended, 796,047 and 316,429 warrants’ exercise prices were reset to $3.94 and $5.79 per share, respectively, upon qualified event as defined in the agreement.

Variables used in the binomial and black-scholes option-pricing model for options granted during the six months ended June 30, 2018 include: (1) discount rate of 2.37% – 2.65% (2) expected life of 3.53 – 4 years, (3) expected volatility of 65% – 75%, and (4) zero expected dividends.

Stock compensation expense

For the six months ended June 30, 2018 and 2017, the Company recorded the following stock compensation in general and administrative expense:

	2018	2017
Stock options	$967,597	$84,531
Warrants	131,047	-
Common stock	12,000	-

Total stock compensation expense	$1,110,644	$84,531

As of June 30, 2018, there was approximately $2.4 million of unrecognized compensation expense related to unvested options, which will be amortized over the remaining vesting period. Of that total, approximately $1.1 million is estimated to be recorded as compensation expense in the remaining six-months of 2018.

NOTE 13 – OTHER RELATED PARTY TRANSACTIONS

Management Agreement

On November 30, 2017, the Company entered into a management agreement with Dynamic Capital, LLC, a Delaware limited liability company owned by the AEL Irrevocable Trust and managed by Adam Levin (“Dynamic Capital”). Pursuant to the agreement, Dynamic Capital shall perform consulting services for the Company relating to, among other things, sourcing and analyzing strategic acquisitions and introductions to various financing sources. Dynamic Capital shall receive a management fee payable in cash equal to 1.125% of total consolidated net revenues for the fiscal years ended December 31, 2017 and 2018, payable in monthly installments. The annual fee is subject to a cap of $750,000 in each of 2017 and 2018. At its option, Dynamic Capital may defer payment until the end of each year and receive payment in the form of shares of Class A common stock of the Company. Dynamic Capital agreed it shall not, nor shall it permit any of its affiliates, members, officers or associates, including the AEL Irrevocable Trust, to purchase, sell or otherwise trade in any shares of Boxlight common stock during the term of the agreement. As of June 30, 2018 and December 31, 2017, the Company had a payable of $202,755 and $35,632, respectively, pursuant to the agreement.

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

Sales and Purchases - EDI

Everest Display Inc. (“EDI”), an affiliate of the Company’s major shareholder K-Laser, is a major supplier of products to the Company. For the six months ended June 30, 2018 and 2017, the Company had purchases of $2,701,899 and $2,023,654, respectively, from EDI. For the six months ended June 30, 2018 and 2017, the Company had sales of $5,100 and $19,688, respectively, to EDI. As of June 30, 2018, and December 31, 2017, the Company had accounts payable of approximately of $4,871,000 and $4,325,000, respectively, to EDI.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

In July 2015, a supplier filed a lawsuit against the Company for outstanding payables owed by the Company of approximately $72,000. In February 2016, the supplier and the Company agreed to settle the indebted balance for $43,000 provided that the Company pays on or before March 16, 2016. The Company failed to make the payment and the judgement amount was therefore increased to approximately $70,000 plus interest and court costs of approximately $2,300. The Company is currently negotiating new terms with the supplier. On January 29, 2018, the Company entered into a Compromise Settlement and Release Agreement with the supplier, where the Company agreed to settle the indebted balance for $39,000. On January 30, 2018, the Company paid the settlement in full and received a release from the Court. The Company recorded a gain from the settlement of approximately $26,000.

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

On June 1, 2017, the Company was served with a lawsuit from Skyview seeking judgment on the $1,460,508 outstanding balance due under the currently defaulted Skyview Note, plus accrued interest thereon, and also seeking to foreclose on the assets of Mimio that is now owned and operated by Boxlight, Inc. The Company paid off the $1,460,508 outstanding balance in November 2017. Skyview filed a request for additional attorney fees in the amount of $67,826. On March 14, 2018, the Company satisfied the claim and the acknowledgement of satisfaction of judgement was received on March 21, 2018 from the Court.

Operating Lease Commitments

The Company leases two offices under non-cancelable lease agreements. The leases provide that the Company pays only a monthly rental and is not responsible for taxes, insurance or maintenance expenses related to the property. Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to June 30, 2018 are as follows:

Year ending December 31,	Amount
2018	$130,000
2019	40,400

Net Minimum Lease Payments	$170,400

The Company also has another office lease on a month-to-month basis. For the six months ended June 30, 2018 and 2017, aggregate rent expense was approximately $134,700 and $140,700, respectively.

NOTE 15 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company’s revenues were concentrated among few customers for the six months ended June 30, 2018:

Customer	Total revenues from the customer to total revenues for the six months ended June 30, 2018	Deferred revenue from the customer as of June 30, 2018 (rounded to 000’s)
1	29%	$1,017,000

The loss of the significant customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company’s purchases were concentrated among a few vendors for the six months ended June 30, 2018:

Vendor	Total purchases from the vendor to total purchases for the six months ended June 30, 2018	Accounts payable (prepayment) to the vendor as of June 30, 2018 (rounded to 000’s)
1	40%	$(343,000)
2*	28%	$4,871,000
3	16%	$(888,000)

* EDI, a related party. See note 13.

The Company believes there are other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 16 – SUBSEQUENT EVENTS

On July 3, 2018, Mark Elliott, the Company’s Chief Executive Officer amended his $50,000 note payable to eliminate the conversion provision of the note.

On July 15, 2018, the Company issued 962 shares of Class A common stock at $4.16 per share to a consultant in lieu of payment for services.

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

Components of our Results of Operations and Financial Condition

Revenue

Our revenue is comprised of product revenue, installation revenue and professional development revenue less sales discounts.

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

Other income (expense), net

Other income (expense), net consists of interest expense associated with our debt financing arrangements, changes in fair value of derivative liabilities, gain from settlements of liabilities and interest income earned on our cash. We do not utilize derivatives to hedge our foreign exchange risk, as we believe the risk to be immaterial to our results of operations.

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

Operating Results – Boxlight Corporation

For the six-month periods ended June 30, 2018 and 2017

Revenues. Total revenues for the six months ended June 30, 2018 were $15,660,342, as compared to $10,178,869 for the six months ended June 30, 2017, resulting in a 54% increase. The increase in revenues in 2018 is primarily attributable to the increase in sales volume.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2018 was $12,454,053, as compared to $7,268,079 for the six months ended June 30, 2017, resulting in a 71% increase. Cost of revenues increased due to the increase in revenues as well as lower margins on initial deliveries of two large contracts.

Gross Profit. Gross profit for the six months ended June 30, 2018 was $3,206,289 as compared to $2,910,790 for the six months ended June 30, 2017. Gross margin decreased from 29% to 21% because of lower margins on initial deliveries of two large products. The decrease in gross margin was largely a result of lower margins on the initial deliveries for Clayton County, GA and Beaufort County, SC contracts. We have negotiated a reduction in cost of goods with our key vendor for these projects that will increase the margin for the remainder of these two contracts.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2018 was $6,920,598 as compared to $4,754,187 for the six months ended June 30, 2018. The increase resulted from increases in stock compensation expense and professional fees primarily related to the management agreement.

Research and Development Expense. Research and development expense was $269,603 and $297,552 for the six months ended June 30, 2018 and 2017, respectively. Research and development expense primarily consists of costs associated with the development of proprietary technology. The decrease was due to the Company’s decision to decrease research and development expenditures in 2018. The R&D investments are cyclical and we had limited major enhancements to our software products or new hardware launches. A significant portion of our research and development is now paid for by several of our contract manufacturers.

Other Income (Expense). Other expense for the six months ended June 30, 2018 was $1,378,148, as compared to $234,534 for the six months ended June 30, 2017. Other expense increased primarily due to the change in fair value of the derivative liability of $1,156,518 subject to the change of the Company’s stock price and the reset of exercise price of warrant liabilities.

Net loss. Net loss was $5,362,060 and $2,375,483 for the six months ended June 30, 2018 and 2017, respectively. The increase in the net loss was primarily due to lower margins on products with a higher cost of sales, stock compensation expense, and change in fair value of derivative liabilities.

For the three-month periods ended June 30, 2018 and 2017

Revenues. Total revenues for the three months ended June 30, 2018 were $9,663,657, as compared to $5,984,440 for the three months ended June 30, 2017, resulting in a 61% increase. The increase in revenues in 2018 is primarily attributable to the increase in sales volume.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2018 was $7,938,340, as compared to $4,273,396 for the three months ended June 30, 2017, resulting in an 86% increase. Cost of revenues primarily increased due to the increase in revenues and lower margins on initial delivery of two large projects.

Gross Profit. Gross profit for the three months ended June 30, 2018 was $1,725,317, as compared to $1,711,044 for the three months ended June 30, 2017. Gross margin decreased from 29% to 18% largely as a result of lower margins on initial delivery of two large projects. The decrease in gross margin was largely a result of lower margins on the initial deliveries for Clayton County, GA and Beaufort County, SC contracts. We have negotiated a reduction in cost of goods with our key vendor for these projects that will increase the margin for the remainder of these two contracts.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2018 was $3,726,585 as compared to $2,302,981 for the three months ended June 30, 2017. The increase resulted from increases in stock compensation expense, contract services, commissions and professional fees primarily related to the management agreement.

Research and Development Expense. Research and development expense was $177,098 and $107,107 for the three months ended June 30, 2018 and 2017, respectively. Research and development expense primarily consists of costs associated with the development of proprietary technology. The increase was due primarily to research and development contractors and attributable to salary expense. The R&D investments are cyclical and we had limited major enhancements to our software products or new hardware launches. A significant portion of our research and development is now paid for by several of our contract manufacturers.

Other Expense. Other expense for the three months ended June 30, 2018 was $2,278,656 as compared to $115,089 for the three months ended June 30, 2017. Other expense mainly consists of interest expense and change in the fair value of derivative liability. The change in derivative liability was $2,191,677 and because of the change in the Company’s stock price and the reset of exercise price of warrant liabilities.

Net loss. Net loss was $4,457,022 and $814,133 for the three months ended June 30, 2018 and 2017, respectively. The increase in the net loss was primarily due to cost of sales, commission, stock compensation expense and professional fees and change in fair value of derivative liabilities.

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding operations, we supplement our consolidated financial statements presented on a basis consistent with GAAP and EBITDA and Adjusted EBITDA, both non-GAAP financial measures of earnings.

EBITDA represents net income before income tax expense, interest income, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, plus change in fair value of derivative liabilities, stock compensation expense and non-recurring expenses. Our management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of our business model. We use these non-GAAP financial measures to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. We find this especially useful when reviewing results of operations, which include large non-cash amortizations of intangibles assets from acquisitions. Investors should consider our non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains reconciliations of net losses to EBITDA for the periods presented.

Reconciliation of net loss for the three months ended

June 30, 2018 and 2017 to EBITDA and adjusted EBITDA

(in thousands)	June 30, 2018	June 30, 2017
Net loss	$(4,457)	$(814)
Depreciation and amortization	194	183
Interest expense	207	106
EBITDA	$(4,056)	$(525)
Stock compensation expense	636	38
Change in fair value of derivative liabilities	2,192	-
Adjusted EBITDA	$(1,228)	$(487)

Reconciliation of net loss for the six months ended

June 30, 2018 and 2017 to EBITDA and adjusted EBITDA

(in thousands)	June 30, 2018	June 30, 2017
Net loss	$(5,362)	$(2,375)
Depreciation and amortization	382	375
Interest expense	354	276
EBITDA	$(4,626)	$(1,724)
Stock compensation expense	1,111	85
Change in fair value of derivative liabilities	1,157	-
Non-recurring IPO expenses	-	53
Adjusted EBITDA	$(2,358)	$(1,586)

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

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $1,799,024 and a working capital deficit of $2,060,985. For the six months ended June 30, 2018 and 2017, we had net cash (used in) provided by operating activities of $(2,313,115) and $307,810, respectively. We had net cash provided by investing activities of $867,927 for the six months ended June 30, 2018. In addition, we had net cash provided by financing activities of $1,249,308 and $84,709, respectively. We had accounts receivable of $5,019,988 on June 30, 2018.

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

Since the Company had accumulated deficit, net working capital deficit and net cash used in operations of approximately $2.3 million for the six months ended June 30, 2018, these factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

1.	Revenue recognition
2.	Intangible assets
3.	Derivative
4.	Share-based compensation

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

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the fiscal quarter ended March 31. 2018 (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses related to the following:

•	Insufficient review of material agreements to ensure the accuracy and completeness of financial reporting;
•	insufficient personnel resources within the accounting function to segregate the duties between preparation and review of financial statements; and
•	insufficient written policies and procedures over accounting transaction processing and period end financial disclosure,

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

There were no changes in our internal control over financial reporting that occurred during the six-month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In July 2015, a supplier filed a lawsuit for approximately $72,000 against Genesis Collaboration, LLC. Genesis was acquired by the Company in May 2016. On January 29, 2018 the Company entered into a Compromise Settlement and Release agreement with the supplier, where the Company agreed to settle the indebted balance for $39,000. On January 30, 2018, the Company paid the settlement in full and received a release from the Court.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXLIGHT CORPORATION

August 16, 2018	By:	/s/ JAMES MARK ELLIOTT
James Mark Elliott
Chief Executive Officer

August 16, 2018	By:	/s/ TAKESHA BROWN
Takesha Brown
Chief Financial Officer (Principal Financial and Accounting Officer)

