Form 10-Q/A
period 2018-06-30
Boxlight Corp
filed 2018-08-22
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the Securities and Exchange Commission on August 16, 2018 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

BOXLIGHT CORPORATION

August 22, 2018	By:	/s/ JAMES MARK ELLIOTT
James Mark Elliott
Chief Executive Officer

August 22, 2018	By:	/s/ TAKESHA BROWN
Takesha Brown
Chief Financial Officer (Principal Financial and Accounting Officer)