Form 10-Q
period 2018-09-30
Boxlight Corp
filed 2018-11-13
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

The number of shares outstanding of the registrant’s common stock on November 8, 2018 was 10,172,082.

BOXLIGHT CORPORATION

2

PART I. Financial Information

Item 1. Financial Statements

Boxlight Corporation

Consolidated Condensed Balance Sheets

As of September 30, 2018, and December 31, 2017

	September 30, 2018 (Unaudited)	December 31, 2017 (As Restated)
ASSETS
Current asset:
Cash and cash equivalents	$1,586,413	$2,010,325
Accounts receivable – trade, net of allowances	6,625,980	3,089,932
Inventories, net of reserve	3,905,498	4,626,569
Deferred charges	3,449,710	-
Prepaid expenses and other current assets	1,602,017	388,006
Total current assets	17,169,618	10,114,832

Property and equipment, net of accumulated depreciation	286,131	29,752
Intangible assets, net of accumulated amortization	6,795,851	6,126,558
Goodwill	4,483,069	4,181,991
Other assets	481	292
Total assets	$28,735,150	$20,453,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,989,146	$2,502,962
Accounts payable and accrued expenses – related parties	5,482,802	4,391,713
Warranty reserve	978,918	491,956
Short-term debt	2,938,389	752,449
Short-term debt– related party	327,333	54,000
Current portion of earn-out payable - related party	136,667	-
Convertible notes payable – related party	50,000	50,000
Deferred revenues – short-term	5,749,610	1,127,423
Derivative liabilities	1,088,423	1,857,252
Total current liabilities	19,741,288	11,227,755

Long-term debt - related party	382,667	-
Earn-out payable - related party	273,333	-
Deferred revenues – long-term	163,353	175,294

Total liabilities	20,560,641	11,403,049

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 250,000 shares issued and outstanding	25	25
Common stock, $0.0001 par value, 200,000,000 shares authorized; 10,170,120 and 9,558,997 Class A shares issued and outstanding, respectively	1,017	956
Additional paid-in capital	26,850,520	21,125,956
Subscriptions receivable	(225)	(325)
Accumulated deficit	(18,605,459)	(12,028,388)
Other comprehensive loss	(71,369)	(47,848)
Total stockholders’ equity	8,174,509	9,050,376

Total liabilities and stockholders’ equity	$28,735,150	$20,453,425

See accompanying notes to the financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Operations and Comprehensive Loss

For the Three and Nine months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Revenues, net	$10,195,968	$10,228,389	$25,856,310	$20,407,258
Cost of revenues	7,763,617	7,327,701	20,217,670	14,595,780
Gross profit	2,432,351	2,900,688	5,638,640	5,811,478

Operating expense:
General and administrative	4,262,707	2,295,101	11,183,305	7,049,288
Research and development	98,952	60,403	368,555	357,955
Total operating expense	4,361,659	2,355,504	11,551,860	7,407,243

Income (loss) from operations	(1,929,308)	545,184	(5,913,220)	(1,595,765)

Other income (expense):
Interest expense, net	(188,457)	(186,883)	(542,656)	(462,581)
Other income (expense), net	38,796	111,993	42,067	153,157
Changes in fair value of derivative liabilities	821,528	-	(334,990)	-
Gain from settlements of liabilities	36,080	-	165,378	-
Total other income (expense)	707,947	(74,890)	(670,201)	(309,424)

Net income (loss)	$(1,221,361)	$470,294	$(6,583,421)	$(1,905,189)

Comprehensive gain (loss):
Net income (loss)	$(1,221,361)	$470,294	$(6,583,421)	$(1,905,189)
Other comprehensive loss:
Foreign currency translation loss	(18,875)	(18,012)	(44,561)	(34,538)
Total comprehensive loss	$(1,240,236)	$452,282	$(6,627,982)	$(1,939,727)

Net income (loss) per common share – basic	$(0.12)	$0.09	$(0.66)	$(0.39)
Net income (loss) per common share – diluted	$(0.12)	$0.08	$(0.66)	$(0.39)
Weighted average number of common shares outstanding – basic	10,095,889	5,379,762	9,946,737	4,910,245
Weighted average number of common shares outstanding – diluted	10,095,889	5,810,755	9,946,737	4,910,245

See accompanying notes to the financial statements

Boxlight Corporation

Consolidated Condensed Statements of Cash Flows

For the Nine months Ended September 30, 2018 and 2017

(Unaudited)

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017

Cash flows from operating activities:
Net loss		$(6,583,421)	$(1,905,189)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount		66,236	-
Bad debt expense		53,220	24,194
Gain on settlement of accounts payable		(61,818)	-
Gain on settlement of derivative liabilities		(103,560)	-
Change in allowance for sales returns and volume rebates		295,774	283,145
Change in inventory reserve		(24,171)	(15,083)
Change in fair value of derivative liability		334,990	-
Stock compensation expense		1,567,176	50,046
Other share- based payments		24,000	-
Depreciation and amortization		630,391	559,267
Write-off of equipment		-	7,225
Changes in operating assets and liabilities:
Accounts receivable – trade		(3,058,242)	(2,531,830)
Inventories		1,199,321	1,808,094
Prepaid expenses and other current assets		(1,263,490)	(991,595)
Other assets		(210)	23,291
Deferred charges		(3,449,710)	-
Accounts payable and accrued expenses		402,856	(209,840)
Accounts payable and accrued expenses - related parties		1,091,090	2,169,107
Warranty reserve		477,201	180,266
Deferred revenues		4,615,486	(125,478)
Other short-term liabilities		-	(1,689)
Accrued interest on long-term debt – related parties		-	79,342
Net cash (used in) provided by operating activities		$(3,786,881)	$(596,727)

Cash flows from investing activities:
Cash receipts from acquisitions		1,310,334	-
Cash paid for acquisitions		(410,138)	-

Net cash provided by investing activities		$900,196	$-

Cash flows from financing activities:
Proceeds from subscription receivable		100	-
Proceeds from short-term debt		17,497,820	4,301,268
Proceeds from convertible note payable		-	1,000,000
Principal payments on short-term debt		(15,450,487)	(4,157,849)
Principal payments on short-term debt-related party		-	(195,000)
Proceeds from issuance of common stock		420,000	-
Proceeds from issuance of common stock upon exercise of options		3	29

Net cash provided by financing activities		$2,467,436	$948,448

Effect of foreign currency exchange rates		(4,663)	(25,042)

Net decrease in cash and cash equivalents		$(423,912)	$326,679

Cash and cash equivalents, beginning of the period		2,010,325	456,502

Cash and cash equivalents, end of the period		$1,586,413	$783,181

Supplemental cash flow disclosures:
Cash paid for interest		$517,136	$300,916
Cash paid for income taxes		$-	$-
Non-cash investment and financing transactions:
Shares issued as consideration for the acquisition of Cohuborate		$1,435,176	$-
Shares issued, note payable and earn-out liability as consideration for the acquisition of Qwizdom		$1,894,570	$-
Shares issued as consideration for the acquisition of EOS		$354,000
Additional contribution from settlement of related-party derivative liability		$1,149,580	$-
Issuance of Class A common shares to settle accounts payable		$64,691
Issuance of Class A common shares to settle accounts payable – related parties	$		$1,500,000
Issuance of Class A common shares to settle long-term convertible notes payable– related parties			$4,140,127

See accompanying notes to the financial statements.

Boxlight Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Boxlight Corporation (the “Company” or “Boxlight Parent”) was incorporated in the State of Nevada on September 18, 2014 with its headquarters in Atlanta, Georgia for the purpose of becoming a technology company that sells interactive educational products. In 2016, the Company acquired Boxlight, Inc., Boxlight Latinoamerica, S.A. DE C.V. (“BLA”) and Boxlight Latinoamerica Servicios, S.A. DE C.V. (“BLS”) (together, “Boxlight Group”), Mimio LLC (“Mimio”) and Genesis Collaboration, LLC (“Genesis”). In 2018, the Company acquired Cohuborate Ltd. (“Cohuba”), Qwizdom Inc. and its subsidiary Qwizdom UK Limited (“Qwizdom Companies”) and EOSEDU, LLC (“EOS”). The Company currently designs, produces and distributes interactive technology solutions to the education market.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Boxlight Corporation, Boxlight Group, Mimio, Genesis, Cohuba, Qwizdom Companies and EOS. Transactions and balances among Boxlight Corporation, Boxlight Group, Mimio, Genesis, Cohuba, Qwizdom Companies and EOS have been eliminated.

The accompanying unaudited consolidated condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim unaudited consolidated financial information and interim financial reporting guidelines and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K/A. Certain information and note disclosures normally included in the financial statements have been condensed.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are stated at contractual amounts, net of an allowance for doubtful accounts. The allowance for doubtful accounts represents management’s estimate of the amounts that ultimately will not be realized in cash. The Company reviews the adequacy of the allowance for doubtful accounts on an ongoing basis, using historical payment trends, the age of receivables and knowledge of the individual customers. When the analysis indicates, management increases or decreases the allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances might be required.

INVENTORIES

Inventories are stated at the lower of cost or net realizable value and includes spare parts and finished goods. Inventories are primarily determined using the specific identification method and the first-in, first-out (“FIFO”) cost method. Cost includes direct cost from the contract manufacturer (“CM”) or original equipment manufacturer (“OEM”), plus material overhead related to the purchase, inbound freight and import duty costs.

The Company continuously reviews its inventory levels to identify slow-moving merchandise and markdowns necessary to clear slow-moving merchandise, which reduces the cost of inventories to its estimated net realizable value. Consideration is given to a number of quantitative and qualitative factors, including current pricing levels and the anticipated need for subsequent markdowns, aging of inventories, historical sales trends, and the impact of market trends and economic conditions. Estimates of markdown requirements may differ from actual results due to changes in quantity, quality and the mix of products in inventory, as well as changes in consumer preferences, market and economic conditions.

Intangible assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No material impairments of intangible assets have been identified during any of the periods presented. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. Goodwill is not amortized and is not deductible for tax purposes.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, accounts receivables, and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. Debt approximates fair value due to either the short term nature or recent execution of the debt agreement.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2018
Derivative liabilities - warrant instruments	$-	$-	$1,088,423	$1,088,423
Earn-out payable	-	-	410,000	410,000

			$1,498,423	$1,498,423

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

The Company evaluates the criteria outlined in Accounting Standards Codification (“ASC’) Subtopic 605-45, “Principal Agent Considerations,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as revenue. Generally, when the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded at the gross amount. If the Company is not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, the Company generally records the net amounts as revenue earned.

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

The Company offers sales incentives where the Company offers discounted products delivered by the Company to its resellers and distributors that are redeemable only if the resellers and distributors complete specified cumulative levels of revenue agreed to and written into their reseller and distributor agreements through an executed addendum. The resellers and distributors have to submit a request for the discounted products and cannot redeem additional discounts within 180 days from the date of the discount given on like products. The value of the award products as compared to the value of the transactions necessary to earn the award is generally insignificant in relation to the value of the transactions necessary to earn the award. The Company estimates and records the cost of the products related to the incentive against revenues based on analyses of historical data.

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

NEW ACCOUNTING STANDARDS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Since the Company is an Emerging Growth Company, the ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual reporting periods beginning after December 15, 2018. Earlier application is permitted. The Company adopted the ASU in 1Q17 noting no significant impact on its financial statements.

In May 2014, the FASB issued ASU2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. Since the Company is an Emerging Growth Company, the ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. Earlier application is permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Since the Company is an Emerging Growth Company, the ASU is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual reporting periods beginning after December 15, 2020. Earlier application is permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The new guidance modifies the disclosure requirements for fair value measurement, most notably eliminating the need to disclose the amount and reasons for transfers between Level 1 and Level 2, the policy for timing of transfers between levels, and the valuation processes for Level 3 measurements. Certain disclosure modifications and requirements have also been added to Topic 820, such as enhanced disclosures regarding uncertainty, providing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As of September 30, 2018, the Company had an accumulated deficit of $18,605,459 and a working capital deficit of $2,571,670. During the nine months ended September 30, 2018, the Company incurred a net loss of $6,583,421 and net cash used in operations was $3,786,881. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is seeking to obtain funds for operations from its public or private sales of equity or debt securities or from bank or other loans.

NOTE 3 – ACQUISITIONS

The acquisitions were each accounted for as business combinations which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. The initial goodwill is subject to adjustment because the Company has not yet completed its evaluation and determination of the fair value of certain assets acquired and liabilities assumed. The Company has engaged a third-party valuation specialist to assist in the valuations and is in the process of completing its assessment of the fair value of assets acquired and liabilities assumed. The Company recorded provisional amounts based on initial measurements of the assets acquired and liabilities assumed. The provisional amounts and goodwill are subject to change, which could be significant. The Company will finalize the amounts recognized no later than one year from the acquisition date.

On May 9, 2018, the Company acquired 100% of the share capital of Cobuba based in Lancashire, England. Cohuba produces, sells and distributes interactive display panels designed to provide new learning and working experiences through high-quality technologies and solutions through in-room and room-to-room multi-devices multi-user collaboration. Although a development stage company with minimal revenues to date, we believe that Cohuba will enhance our software capability and product offerings. We purchased the Cohuba shares for 257,200 shares of the Company’s Class A common stock and 100 British pound sterling (US$138).

Assets acquired:
Cash	$1,038,368
Accounts receivable	12,114
Inventory	315,438
Other current assets	22,928
Property and equipment	4,321
Intangible assets	190,430
Total assets acquired	1,583,599
Total liabilities assumed	(148,285)

Net assets acquired	$1,435,314

Consideration paid:
Issuance of 257,200 shares of Class A common stock	$1,435,176
Cash	138

Total	$1,435,314

On June 22, 2018, the Company acquired 100% of the share capital of the Qwizdom Companies. The Qwizdom Companies develop software and hardware solutions that are quick to implement and designed to increase participation, provide immediate data feedback, and, most importantly, accelerate and improve comprehension and learning. We purchased the Qwizdom Companies’ shares for (1) $410,000 in cash, (2) issuance of an 8% promissory note of $656,000 (3) issuance of 142,857 shares of the Company’s Class A common stock, and (4) an annual earn-out payment at maximum of $410,000 based on 16.4% of future consolidated revenues as defined in the agreement from 2018 to 2020.

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

On August 31, 2018, the Company acquired 100% of the share capital of EOS based in Arizona. EOS is in the business of providing technology consulting, training, and professional development services to create sustainable programs that integrate technology with curriculum in K-12 schools and districts. The Company purchased the EOS shares for 100,000 shares of the Company’s Class A common stock.

Assets acquired:
Cash	$32,269
Accounts receivable	89,871
Other current assets	4,543
Intangible assets	156,823
Goodwill	78,411
Total assets acquired	361,917
Total liabilities assumed	(7,917)

Net assets acquired	$354,000

Consideration paid:
Issuance of 100,000 shares of Class A common stock	$354,000

Total	$354,000

Unaudited Pro Forma Results Of Operations

The following table presents the unaudited consolidated condensed pro forma results of operations that reflect the acquisitions of Cohuba, Qwizdom Companies and EOS as if the acquisitions had occurred as of the first day of the period presented, adjusted for items that are directly attributable to the acquisitions. This information has been compiled from historical financial statements and is not necessarily indicative of the results that actual would have been achieved had the transaction already occurred or that may be achieved in the future.

For the nine months ended September 30, 2018

Revenues	$27,386,898
Cost of revenues	(20,564,256)
Operating expenses	(12,764,435)
Other income (expenses)	(670,053)
Net loss	$(6,611,846)

Net loss per common share	$(0.65)
Weighted average outstanding common shares – basic and diluted	10,142,046

The pro forma combined results of operations were adjusted to include Cohuba’s, Qwizdom Companies’ and EOS’ operating results for the period from January 1, 2018 to the day that the Companies were acquired by the Company. In addition, the pro forma results of operations were adjusted for the following expenses:

For the nine months ended September 30, 2018

Record amortization expense of intangible assets acquired	$75,000

NOTE 4 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017

Accounts receivable - trade	$7,731,766	$3,846,724
Allowance for doubtful accounts	(254,094)	(200,874)
Allowance for sales returns and volume rebates	(851,692)	(555,918)

Accounts receivable - trade, net of allowances	$6,625,980	$3,089,932

NOTE 5 – INVENTORIES

Inventories consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017

Finished goods	$3,831,692	$4,611,973
Spare parts	270,539	187,158
Reserve for inventory obsolescence	(196,733)	(172,562)

Inventories, net	$3,905,498	$4,626,569

During the nine months ended September 30, 2018 and 2017, the Company wrote off obsolete inventories of $0 and $48,692, respectively.

NOTE 6 – DEFERRED CHARGES

The Company entered an arrangement with a distributor which specifies shipment to an intermediate site before final delivery to the end user. The distributor prepays the majority of the sales price and assumes title to the products upon shipment to the intermediate site. The balance of the sales price is payable upon final delivery to the end user. The Company deferred both the revenue and related product costs until final delivery. Deferred revenue and deferred charges related to the arrangement were $4,599,613 and $3,449,710, respectively, as of September 30, 2018.

NOTE 7 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at September 30, 2018 and December 31, 2017:

	2018	2017

Prepayments to vendors	$1,418,215	$295,448
Employee receivables	-	6,203
Prepaid and refundable income taxes	9,725	33,435
Prepaid local taxes	-	1,015
Prepaid insurance	32,462	-
Prepaid licenses and other	141,615	51,905

Prepaid expenses and other current assets	$1,602,017	$388,006

NOTE 8 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2018 and December 31, 2017:

	Useful lives	2018	2017

Building	50 years	$205,944	$-
Building improvements	15 years	9,997	-
Leasehold improvements	9-10 years	82,060	3,355
Office equipment	2-7 years	31,018	21,341
Other equipment	5 years	42,485	42,485

Property and equipment, at cost		371,504	67,181
Accumulated depreciation		(85,373)	(37,429)

Property and equipment, net of accumulated depreciation		$286,131	$29,752

For the nine months ended September 30, 2018 and 2017, the Company recorded depreciation expense of $47,944 and $25,538 respectively.

NOTE 9 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at September 30, 2018 and December 31, 2017:

	Useful lives	2018	2017

Patents	10 years	$401,396	$67,395
Customer relationships	10 years	4,074,955	3,567,396
Trademarks	10 years	3,951,157	3,554,932
Domain	15 years	13,955	-

Intangible assets, at cost		$8,441,463	$7,189,723
Accumulated amortization		(1,645,612)	(1,063,165)

Intangible assets, net of accumulated amortization		$6,795,851	$6,126,558

Goodwill from acquisition of EOS	N/A	$78,411	$-
Goodwill from acquisition of Qwizdom	N/A	222,667	-
Goodwill from acquisition of Mimio	N/A	44,931	44,931
Goodwill from acquisition of Boxlight	N/A	4,137,060	4,137,060
		$4,483,069	$4,181,991

For the nine months ended September 30, 2018 and 2017, the Company recorded amortization expense of $582,447 and $533,729 respectively.

NOTE 10 – DEBT

The following is a summary of our debt at September 30, 2018 and December 31, 2017:

	2018	2017
Short-term debt – third parties
Note payable – AHA	$-	$250,000
Note payable - Radium 2 Capital	1,000,000	-
Note payable - Whitebirk Finance Limited	128,607	-
Accounts receivable financing – Sallyport Commercial	1,309,782	502,449
Note payable-Harbor Gates Capital	500,000	-
Total short-term debt –third parties	2,938,389	752,449

Short-term debt – related parties
Note payable – Logical Choice Corporation - Delaware	54,000	54,000
Current portion of long-term debt - Qwizdom shareholders	273,333	-
	327,333	54,000
Convertible debt – related party
Convertible note payable – Mark Elliott	50,000	50,000

Long-Term debt- related parties
Note payable- Qwizdom shareholders	382,667	-

Total debt	$3,698,389	$856,449

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

Accounts Receivable Financing – Sallyport Commercial Finance

On August 15, 2017, Boxlight Inc. and Genesis entered into a 12-month term account sale and purchase agreement with Sallyport Commercial Finance, LLC (“Sallyport”). Pursuant to the agreement, Sallyport agreed to purchase 85% of the eligible accounts receivable of the Company with a right of recourse back to the Company if the receivables are not collectible. This agreement requires a minimum monthly sales volume of $1,250,000 with a maximum facility limit of $6,000,000. Advances against this agreement accrue interest at 4% in excess of the highest prime rate publicly announced from time to time with a floor of 4.25%. In addition, the Company is required to pay a $950 audit fee per day. The Company granted Sallyport a security interest in all of Boxlight Inc. and Genesis’ assets.

As of September 30, 2018, outstanding principal and accrued interest were $1,309,782 and $0, respectively. For the nine months ended September 30, 2018, the Company incurred interest expense of $436,346.

Harbor Gates Capital

On May 16, 2018, the Company entered into an unsecured promissory note agreement for $500,000 with Harbor Gates Capital. The note bears an interest rate of 7% and matures on February 16, 2019. In addition, the Company issued 5,715 shares of its Class A common stock valued at $56,236 to the lender in lieu of payment of origination fees which was recorded as original issue discount and fully amortized because of the short-term. If the Company fails to pay the note on the maturity date, the note may be converted into its Class A common stock at a price of $4.00 per share at the option of the holder. As of September 30, 2018, outstanding principal and accrued interest were $500,000 and $13,137, respectively.

Radium Capital

On September 20, 2018, the Company entered into an agreement for the purchase and sale of future receipts with Radium Capital. Pursuant to the agreement, Radium provided proceeds of $1,000,000 to the Company based on expected future revenue. The cost of the proceeds was 26% of the loan amount plus a $10,000 origination fee. The origination fee was recorded as original issue discount and fully amortized due to the short-term nature of the agreement. The Company is required to make weekly payments of $26,636 commencing October 3, 2018 to repay the debt. As of September 30, 2018, outstanding principal and accrued interest were $1,000,000 and $4,274, respectively.

Whitebirk Finance Limited

On September 20, 2018, the Company entered into an unsecured promissory note agreement for £98,701 with Whitebirk Finance Limited. The note bears an interest rate of 5% and matures on August 31, 2019. This note was entered to settle outstanding accounts payable between Cohuba and Whitebirk related to inventory purchases. As of September 30, 2018, outstanding principal and accrued interest were $128,607 and $176, respectively.

Short-Term Debt - Related Parties:

Line of Credit - Logical Choice Corporation-Delaware

On May 21, 2014, the Company entered into a line of credit agreement with Logical Choice Corporation-Delaware (“LCC-Delaware”), former sole member of Genesis. The line of credit allowed the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed accrued interest at 10% per annum. Interest accrued on any advanced funds was due monthly and the outstanding principal and any accrued interest were due in full on May 21, 2015. In May 2016, the maturity date was extended to May 21, 2018. This loan is currently in default. The assets of Genesis have been pledged, but subordinated to Sallyport financing, as a security interest against any advances on the line of credit. As of September 30, 2018, outstanding principal and accrued interest under this agreement was $54,000 and $19,955, respectively. As of December 31, 2017, outstanding principal and accrued interest under this agreement was $54,000 and $15,916, respectively.

Convertible Notes Payable - Third Parties:

Convertible Note Payable – Mark Elliott

On January 16, 2015, the Company issued a note to Mark Elliott, the Company’s Chief Executive Officer, in the amount of $50,000. The note as amended is due on December 31, 2018 and bears interest at an annual rate of 10%, compounded monthly. The note is convertible into the Company’s common stock at the lesser of (i) $6.28 per share, (ii) a discount of 20% to the stock price if the Company’s common stock is publicly traded, or (iii) if applicable, such other amount negotiated by the Company. The note holder may convert all, but not less than all, of the outstanding principal and interest due under this note. On July 3, 2018, Mark Elliott, the Company’s Chief Executive Officer amended the note to eliminate the conversion provision of the note. As of September 30, 2018, outstanding principal and accrued interest under this note were $50,000 and $18,548, respectively. As of December 31, 2017, outstanding principal and accrued interest under this note were $50,000 and $14,808, respectively.

Long-Term Debt - Related Parties:

Long Term Note Payable- Qwizdom Shareholders

On June 22, 2018, the Company issued a note to Darin and Silvia Beamish, previous 100% shareholders of Qwizdom, in the amount of $656,000 bearing an 8% interest rate. The note was issued as a part of the purchase price pursuant to the Stock Purchase agreement. The principal and accrued interest of the $656,000 note is due and payable in 12 equal quarterly payments. The first quarterly payment was due on the last business day of September 2018 and subsequent quarterly payments are to be made on the last business day of the 6th, 9th and 12th calendar month and quarterly thereafter until the “Maturity Date”. The Maturity Date is defined as the earlier of (i) our completing a public offering of Class A common stock or private placement of its debt or equity securities (each a “Financing”) that results in our receipt of gross proceeds from such Financing of $10,000,000 or more, or (ii) that date which shall be the last business day of July 2021. As of September 30, 2018, outstanding principal and accrued interest under this note were $656,000 and $14,378, respectively. Principal in the amount of $273,333 is due within a year from September 30, 2018.

NOTE 11 – DERIVATIVE LIABILITIES

At September 30, 2018 and December 31, 2017, the Company had warrants that contain net cash settlement provisions or do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company concluded that the warrants should be accounted for as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the black-scholes option pricing model at September 30, 2018:

September 30, 2018
Common stock issuable upon exercise of warrants	1,129,121
Market value of common stock on measurement date	$2.92
Exercise price	$3.10
Risk free interest rate (1)	2.59 – 2.88%
Expected life in years	1.3 – 3.3 years
Expected volatility (2)	67 – 68%
Expected dividend yields (3)	0%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The expected volatility rate was determined by calculating the volatility of the Company’s peers’ common stock.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities rollforward for the nine months ended September 30, 2018:

Amount
Balance, December 31, 2017	$1,857,252
Initial valuation of derivative liabilities upon issuance of warrants	149,321
Cancellation of warrants	(1,253,140)
Change in fair value of derivative liabilities	334,990

Balance, September 30, 2018	$1,088,423

The change in fair value of derivative liabilities includes losses from exercise price modifications.

NOTE 12 – EQUITY

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

Common Stock

The Company’s common stock consists of: 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of September 30, 2018, and December 31, 2017, the Company had 10,170,120 and 9,558,997 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at September 30, 2018 and December 31, 2017.

Issuance of common stock

On January 8, 2018, the Company issued 60,000 shares of common stock to K Laser valued at $7.00 per share for cash of $420,000.

On April 13, 2018, the Company issued 1,015 shares of common stock at $3.94 per share to a consultant in lieu of payment for services.

On May 9, 2018, the Company issued 257,200 shares of common stock to the shareholders of Cohuba valued at $5.58 per share related to the acquisition of 100% of Cohuborate, Ltd.

On May 15, 2018, the Company issued 416 shares of common stock at $9.62 per share to a consultant in lieu of payment for services.

On May 16, 2018, the Company issued 5,715 shares of common stock to a third-party lender valued at $9.84 per share in lieu of payment of origination fees.

On June 15, 2018, the Company issued 694 shares of common stock at $5.76 per share to a consultant in lieu of payment for services.

On June 22, 2018, the Company issued 142,857 shares of common stock to the shareholders of Qwizdom, Inc. valued at $5.80 per share related to the acquisition of 100% of Qwizdom.

On July 15, 2018, the Company issued 962 shares of Class A common stock at $4.16 per share to a consultant in lieu of payment for services.

On August 15, 2018, the Company issued 806 shares of Class A common stock at $4.96 per share to a consultant in lieu of payment for services.

On August 20, 2018, the Company issued 10,968 shares of Class A common stock at $3.71 per share to a vendor for the settlement of accounts payable.

On August 31, 2018, the Company issued 100,000 shares of common stock to the shareholders of EOSEDU, LLC valued at $3.54 per share related to the acquisition of 100% of EOS.

On September 14, 2018, the Company issued 1,290 shares of Class A common stock at $3.10 per share to a consultant in lieu of payment for services.

Exercise of stock options

On March 20, 2018, the former Chief Financial Officer exercised 29,200 stock options and paid a total of $3 for the collective exercise price.

NOTE 13 – SHARE-BASED COMPENSATION

On September 19, 2014, the Board approved the Company’s 2014 Stock Option Plan. The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees, and consultants of the Company or a subsidiary of the Company under the plan is 2,390,438 shares. Grants made under this plan must be approved by the Company’s Board of Directors. As of September 30, 2018, the Company had 931,026 shares reserved for issuance under the plan. In 2018, the Board of Directors approved an increase in the number of shares available for grant by 300,000 shares to 2,690,438 shares. On September 7, 2018, the increase was approved by the shareholders.

Stock Options

Under our stock option program, an employee receives an award that provides the opportunity in the future to purchase the Company’s shares at the market price of our stock on the date the award is granted (strike price). The options become exercisable over a range of immediately vested to a four-year vesting period and expire 5 years from the grant date, unless stated differently in the option agreements, if they are not exercised. Stock options, excluding immediately vested, have no financial statement effect on the date they are granted but rather are reflected over time through recording compensation expense and increasing shareholder’s equity. We record compensation expense based on the estimated fair value of the awards that vest and that amount is amortized as compensation expense on a straight-line basis over the vesting period. Accordingly, total expense related to the award is reduced by the fair value of options that are forfeited by employees that leave the Company prior to vesting.

Following is a summary of the option activities during the nine months ended September 30, 2018:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2017	812,574	$3.01	5.64
Granted	1,019,500	$5.08
Exercised	(29,200)	$0.0001
Cancelled	(72,662)	$4.69
Outstanding, September 30, 2018	1,730,212	$4.19	4.89
Exercisable, September 30, 2018	957,312	$3.43	4.85

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. As of September 30, 2018, the options had an intrinsic value of approximately $1.2 million.

On January 2, 2018, the Company granted 100,000 stock options each, 300,000 options in total, to its President, Chief Executive Officer and former Chief Financial Officer with an exercise price of $5.01 per share vesting monthly over one year. The expiration date of these options is five years from the grant date. These options had an aggregate fair value of approximately $689,000 on the grant date.

On January 2, 2018, the Company granted 200,000 stock options to its Chief Operating Officer with an exercise price of $5.01 per share vesting monthly over one year. The expiration date of these options is five years from the grant date. These options had a fair value of approximately $459,000 on the grant date.

On February 14, 2018, the Company granted an aggregate of 367,500 stock options in total to its employees with an exercise price of $5.40 per share vesting quarterly over four years. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $998,000 on the grant date.

On March 19, 2018, the Company granted 35,000 stock options to its Chief Financial Officer with an exercise price of $4.00 per share vesting monthly over one year. The expiration date of these options is five years from the grant date. These options had an aggregate fair value of approximately $65,000 on the grant date.

On March 29, 2018, the Company granted 25,000 stock options to one of its Board of Directors with an exercise price of $4.06 per share vesting quarterly over one year. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $47,000 on the grant date.

On June 22, 2018, the Company granted 60,000 stock options to employees from the Qwizdom acquisition with an exercise price of $5.78 per share vesting annually over four years commencing June 22, 2019. The expiration date of these options is ten years from the grant date. These options have an aggregate fair value of approximately $214,000 on the grant date.

On September 17, 2018, the Company granted 32,000 stock options to employees from the EOS acquisition with an exercise price of $3.08 per share vesting annually over four years commencing September 17, 2019. The expiration date of these options is ten years from the grant date. These options have an aggregate fair value of approximately $63,000 on the grant date.

Variables used in the Black-Scholes option-pricing model for options granted during the nine months ended September 30, 2018 include: (1) discount rate of 2.01% – 2.89% (2) expected life, using simplified method, of 3 – 6 years, (3) expected volatility of 66% – 69%, and (4) zero expected dividends.

Warrants

Following is a summary of the warrant activities during the nine months ended September 30, 2018:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2017	1,070,717	$7.57	2.12
Granted	402,657	$3.10
Cancelled	(289,253)	$3.94	1.50
Outstanding, September 30, 2018	1,184,121	$3.10	1.88
Exercisable, September 30, 2018	834,434	$3.10	1.25

On April 2, 2018, the Company issued a warrant to purchase 5,000 shares of Class A common stock at a strike price of $4.76 per share to a consultant. The warrant will vest on a quarterly basis over 4 years beginning September 30, 2018. The expiration date is 5 years from the issue date. These warrants have an aggregate fair value of approximately $12,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

On May 31, 2018, the Company cancelled warrants to purchase 289,253 shares of Class A common stock at strike prices of $3.94 per share. The Company recorded additional contribution of $1,149,580 and gain from settlement of liabilities of $103,560 in connection with the cancellation.

On June 21, 2018, the Company issued warrants to purchase 270,000 and 25,000 shares of Class A common stock at a strike price of $6.00 per share to Canaan Parish and a consultant, respectively, for future advisory services. The warrants are exercisable by the holder only after October 1, 2018 and expire on December 31, 2021. These warrants have an aggregate fair value of approximately $930,000 on the grant date that was calculated using the Black-Scholes option-pricing model. These warrants contain non-fixed settlement provision that the exercise price can be lower when a qualified event occur as defined in the agreement. The Company concluded that the instruments are accounted for as derivative liabilities. See Note 11. During the nine months ended, the Company recorded approximately $149,000 compensation and derivative liabilities based on vesting term.

During the nine months ended September 30, 2018, 1,129,121 warrants’ exercise prices were reset to $3.10 per share, respectively, upon qualified event as defined in the agreement.

Variables used in the Black-Scholes option-pricing model for options granted during the nine months ended September 30, 2018 include: (1) discount rate of 2.59% – 2.88% (2) expected life of 1.26 – 4 years, (3) expected volatility of 66% – 68%, and (4) zero expected dividends.

Stock compensation expense

For the nine months ended September 30, 2018 and 2017, the Company recorded the following stock compensation in general and administrative expense:

	2018	2017
Stock options	$1,417,882	$50,046
Warrants	149,294	-
Total stock compensation expense	$1,567,176	$50,046

As of September 30, 2018, there was approximately $2 million of unrecognized compensation expense related to unvested options, which will be amortized over the remaining vesting period. Of that total, approximately $0.4 million is estimated to be recorded as compensation expense in the remaining three months of 2018.

NOTE 14 – OTHER RELATED PARTY TRANSACTIONS

Management Agreements

On November 30, 2017, the Company entered into a management agreement with Dynamic Capital, LLC, a Delaware limited liability company owned by the AEL Irrevocable Trust and managed by Adam Levin (“Dynamic Capital”). Pursuant to the agreement, Dynamic Capital shall perform consulting services for the Company relating to, among other things, sourcing and analyzing strategic acquisitions and introductions to various financing sources. Dynamic Capital shall receive a management fee payable in cash equal to 1.125% of total consolidated net revenues for the fiscal years ended December 31, 2017 and 2018, payable in monthly installments. The annual fee is subject to a cap of $750,000 in each of 2017 and 2018. At its option, Dynamic Capital may defer payment until the end of each year and receive payment in the form of shares of Class A common stock of the Company. As of September 30, 2018 and December 31, 2017, the Company had a payable of $365,120 and $35,632, respectively, pursuant to the agreement.

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

Sales and Purchases - EDI

Everest Display Inc. (“EDI”), an affiliate of the Company’s major shareholder K-Laser, is a major supplier of products to the Company. For the nine months ended September 30, 2018 and 2017, the Company had purchases of $3,296,797 and $3,210,252, respectively, from EDI. For the nine months ended September 30, 2018 and 2017, the Company had sales of $18,546 and $30,527, respectively, to EDI. As of September 30, 2018, and December 31, 2017, the Company had accounts payable of approximately of $5,064,625 and $4,325,000, respectively, to EDI.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

On June 1, 2017, the Company was served with a lawsuit from Skyview seeking judgment on the $1,460,508 outstanding balance due under the Skyview Note, which was in default at the time, plus accrued interest thereon, and also seeking to foreclose on the assets of Mimio that is now owned and operated by Boxlight, Inc. The Company paid off the $1,460,508 outstanding balance in November 2017. Skyview filed a request for additional attorney fees in the amount of $67,826. On March 14, 2018, the Company satisfied the claim and the acknowledgement of satisfaction of judgement was received on March 21, 2018 from the court.

Operating Lease Commitments

The Company leases three offices and a warehouse under non-cancelable lease agreements. The leases provide that the Company pays only a monthly rental and is not responsible for taxes, insurance or maintenance expenses related to the property. Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to September 30, 2018 are as follows:

Year ending December 31,	Amount
2018	$78,490
2019	104,673
2020	27,832

Net Minimum Lease Payments	$210,995

For the nine months ended September 30, 2018 and 2017, aggregate rent expense was approximately $216,466 and $210,250, respectively.

NOTE 16 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company’s revenues were concentrated among few customers for the nine months ended September 30, 2018:

Customer	Total revenues from the customer to total revenues for the nine months ended September 30, 2018	Deferred revenue from the customer as of September 30, 2018 (rounded to 000’s)
1	31%	$4,891,000

The loss of the significant customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company’s purchases were concentrated among a few vendors for the nine months ended September 30, 2018:

Vendor	Total purchases from the vendor to total purchases for the nine months ended September 30, 2018	Accounts payable (prepayment) to the vendor as of September 30, 2018 (rounded to 000’s)
1	33%	$(495,000)
2	31%	$(429,000)
3*	17%	$-

* EDI, a related party. See note 14.

The Company believes there are other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 17 – SUBSEQUENT EVENTS

On October 15, 2018, the Company issued 1,961 shares of Class A common stock at $2.04 per share to a consultant in lieu of payment for services.

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

In addition, we have implemented a comprehensive plan to reach profitability for our business acquisitions. Highlights of this plan include:

●	We have integrated products of the acquisition companies and cross trained our sales representatives to increase their offerings. The combination of products and cross training has already resulted in increased sales. The synergy we have found between the products of Boxlight and Mimio are adding opportunities to resellers for both companies to increase their sales.

●	We recently hired new sales representatives with significant education technology sales experience in their respective territories and our current pipeline has reached a record high level.

●	We are seeing increased demand in the US market for technology sales and have the products and infrastructure in place to handle our expected growth.

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

Components of our Results of Operations and Financial Condition

Revenues

Our revenues are comprised of product revenue, installation revenue and professional development revenue less sales discounts.

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

Cost of revenues

Our cost of revenues are comprised of the following:

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

General and administrative. General and administrative expense consists of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, facilities, information technology, depreciation and amortization and other administrative expenses. Our general and administrative expenses increased in absolute dollars following the completion of our IPO due to the growth of our business and related infrastructure as well as accounting, insurance, investor relations and other costs associated with becoming a public company. General and administrative expense may fluctuate as a percentage of revenue, notably in the second and third quarters of our fiscal year when we have historically experienced our highest levels of revenue.

Other income (expense), net

Other income (expense), net consists of interest expense associated with our debt financing arrangements, changes in fair value of derivative liabilities, gain from settlements of liabilities and interest income earned on our cash. We do not utilize derivatives to hedge our foreign exchange risk, as we believe the risk to be immaterial to our results of operations.

Income tax expense

We are subject to income taxes in the United States, United Kingdom and Mexico in which we do business. The United Kingdom and Mexico have a statutory tax rate different from those in the United States. Our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Operating Results – Boxlight Corporation

For the nine-month periods ended September 30, 2018 and 2017

Revenues. Total revenues for the nine months ended September 30, 2018 were $25,856,310, as compared to $20,407,258 for the nine months ended September 30, 2017, resulting in a 27% increase. The increase in revenues in 2018 is primarily attributable to the increase in sales volume.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2018 was $20,217,670, as compared to $14,595,780 for the nine months ended September 30, 2017, resulting in a 39% increase. Cost of revenues increased due to the increase in revenues as well as lower margins on initial deliveries of two large contracts.

Gross Profit. Gross profit for the nine months ended September 30, 2018 was $5,638,640 as compared to $5,811,478 for the nine months ended September 30, 2017. Gross margin decreased from 28% to 22% as a result of lower margins on initial deliveries of two large products in the second quarter of 2018 and a shift in the product mix from higher to lower margin products with a concentration in panel sales.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2018 was $11,183,305 as compared to $7,049,288 for the nine months ended September 30, 2017. The increase resulted from increases in stock compensation expense and professional fees primarily related to the management agreement.

Research and Development Expense. Research and development expense was $368,555and $357,955 for the nine months ended September 30, 2018 and 2017, respectively. Research and development expense primarily consists of costs associated with the development of proprietary technology.

Other Expense. Other expense for the nine months ended September 30, 2018 was $670,201, as compared to $309,424 for the nine months ended September 30, 2017. Other expense increased primarily due to the change in fair value of the derivative liability of $334,940 subject to the change of the Company’s stock price and the reset of exercise prices of certain warrant agreements.

Net loss. Net loss was $6,583,421 and $1,905,189 for the nine months ended September 30, 2018 and 2017, respectively. The increase in the net loss was primarily due to lower margins on products with a higher cost of revenues, stock compensation expense, and change in fair value of derivative liabilities.

For the three-month periods ended September 30, 2018 and 2017

Revenues. Total revenues for the three months ended September 30, 2018 were $10,195,968, as compared to $10,228,389 for the three months ended September 30, 2017, remaining relatively flat.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2018 was $7,763,617, as compared to $7,327,701 for the three months ended September 30, 2017, remaining relatively flat.

Gross Profit. Gross profit for the three months ended September 30, 2018 was $2,432,351, as compared to $2,900,688 for the three months ended September 30, 2017. Gross margin decreased from 28% to 24% largely as a result of a shift in product mix from higher to lower margin product sales. The sales volume increased significantly for panels which are lower margin items.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2018 were $4,262,707 as compared to $2,295,101 for the three months ended September 30, 2017. The increase resulted from increases in stock compensation expense, contract services, commissions and professional fees primarily related to a management agreement.

Research and Development Expenses. Research and development expenses were $98,952 and $60,403 for the three months ended September 30, 2018 and 2017, respectively. Research and development expenses primarily consist of costs associated with the development of proprietary technology. The increase was due primarily to research and development contractors and attributable to salary expense.

Other Income (Expense). Other income (expense) for the three months ended September 30, 2018 was $707,947 as compared to $(74,890) for the three months ended September 30, 2017. Other expense mainly consists of interest expense and changes in the fair value of derivative liabilities. The changes in derivative liability were $821,528 and resulted from the change in the Company’s stock price and the reset of exercise prices for certain warrant agreements.

Net income (loss). Net loss was $(1,221,361) and $470,294 for the three months ended September 30, 2018 and 2017, respectively. The increase in the net loss was primarily due to cost of revenues, commission, stock compensation expense and professional fees and change in fair value of derivative liabilities.

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding operations, we supplement our financial statements which are prepared in accordance with GAAP with EBITDA and Adjusted EBITDA, both non-GAAP financial measures of earnings.

EBITDA represents net income before income tax expense, interest income, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, plus change in fair value of derivative liabilities, stock compensation expense and non-recurring expenses. Our management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of our business model. We use these non-GAAP financial measures to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measures that are derived from them, provide supplemental information to analyze our operations between periods and over time. We find this especially useful when reviewing results of operations, which include large non-cash amortizations of intangibles assets from acquisitions. Investors should consider our non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains reconciliations of net income (loss) to EBITDA for the periods presented.

Reconciliation of net loss for the three months ended

September 30, 2018 and 2017 to EBITDA and adjusted EBITDA

(in thousands)	September 30, 2018	September 30, 2017
Net (loss) income	$(1,221)	$470
Depreciation and amortization	248	184
Interest expense	188	187
EBITDA	$(785)	$841
Stock compensation expense	457	(35)
Change in fair value of derivative liabilities	(822)	-
Adjusted EBITDA	$(1,150)	$806

Reconciliation of net loss for the nine months ended

September 30, 2018 and 2017 to EBITDA and adjusted EBITDA

(in thousands)	September 30, 2018	September 30, 2017
Net loss	$(6,583)	$(1,905)
Depreciation and amortization	630	559
Interest expense	543	463
EBITDA	$(5,410)	$(883)
Stock compensation expense	1,567	50
Change in fair value of derivative liabilities	335	-
Adjusted EBITDA	$(3,508)	$(833)

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

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $1,586,413 and a working capital deficit of $2,571,670. For the nine months ended September 30, 2018 and 2017, we had net cash used in operating activities of $3,786,881 and $596,727 respectively. We had net cash provided by investing activities of $900,196 for the nine months ended September 30, 2018. In addition, we had net cash provided by financing activities of $2,467,436 and $948,448, respectively. We had accounts receivable of $6,625,980 on September 30, 2018.

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

The Company had an accumulated deficit, a net working capital deficit and net cash used in operations of approximately $3,786,881 for the nine months ended September 30, 2018. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We will need to raise additional funds to continue our operations. Insufficient funds may cause us to delay our delivery, enter into costly financing arrangements, including with certain customers, which may reduce our gross profit margins and loss of revenues due to the inability to fulfill purchase orders. Management plans to raise additional funds through public or private sales of equity or debt securities or from bank or other loans to fund operations until the Company is able to improve its margin or generate enough revenues to cover operating costs. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to our shareholders. In addition, the Company may never be able to generate sufficient revenue, if any, from its potential products.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles accepted in the United States. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in notes of the financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

1.	Revenue recognition
2.	Intangible assets
3.	Derivative liabilities
4.	Share-based compensation

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

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the fiscal quarter ended update (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses related to the following:

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

Notwithstanding the existence of the internal control deficiencies, management believes that the financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the nine-month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

NONE

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

BOXLIGHT CORPORATION

November 13, 2018	By:	/s/ JAMES MARK ELLIOTT
James Mark Elliott
Chief Executive Officer

November 13, 2018	By:	/s/ TAKESHA BROWN
Takesha Brown
Chief Financial Officer (Principal Financial and Accounting Officer)

