Form 10-K
period 2018-12-31
Boxlight Corp
filed 2019-03-28
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	annual Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $19,202,312.

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock on March 25, 2019 was 10,516,352.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We are an education technology company that develops, sells and services interactive classroom solutions for the global education market. We are seeking to become a world leading innovator and integrator of interactive products and software for schools, as well as for business and government learning spaces. We currently design, produce and distribute interactive technologies including flat panels, projectors, whiteboards and peripherals to the education market. We also distribute science, technology, engineering and math (or “STEM”) products, including our portable science lab. All of our products are integrated into our classroom software suite that provides tools for whole class learning, assessment and collaboration. To date, we have generated substantially all of our revenue from the sale of our software and interactive displays to the educational market.

We are a vertically integrated total solution provider with hardware, engineering and manufacturing, software and content development. We provide comprehensive services to our clients and customers, including installation, training, consulting and maintenance. We seek to provide easy-to-use solutions combining interactive displays with robust software to enhance the educational environment, ease the teacher technology burden, and improve student outcomes. Our goal is to become a single source solution to satisfy the needs of educators around the globe and provide a holistic approach to the modern classroom. Our products are currently sold in approximately 60 countries and our software is available in 32 languages, helping children learn in over 850,000 classrooms. We sell our products and software though more than 500 global reseller partners. We believe we offer the most comprehensive and integrated line of interactive display solutions, audio products, peripherals and accessories for schools and enterprises. Our products are backed by nearly 30 years of research and development. We introduced the world’s first interactive projector in 2007 and obtained patents to the technology in 2010.

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

Our Company

Boxlight Corporation was incorporated in Nevada on September 18, 2014 for the purpose of acquiring technology companies that sell interactive products into the education market. As of the date of this Annual Report, we have five subsidiaries, consisting of Boxlight Inc., a Washington State corporation, Boxlight Latinoamerica, S.A. DE C.V. and Boxlight Latinamerica Servicios, S.A. DE C.V., both incorporated in Mexico, Boxlight Group Ltd., a company incorporated in the UK and EOSEDU, LLC, a Nevada limited liability company

Effective April 1, 2016, we acquired Mimio LLC (“Mimio”). Mimio designs, produces and distributes a broad range of Interactive Classroom Technology products primarily targeted at the global K-12 education market. Mimio’s core products include interactive projectors, interactive flat panel displays, interactive touch projectors, touchboards and MimioTeach, which can turn any whiteboard interactive within 30 seconds. Mimio’s product line also includes an accessory document camera, teacher pad for remote control and an assessment system. Mimio was founded on July 11, 2013 and maintained its headquarters in Boston, Massachusetts. Manufacturing is by ODM’s and OEM’s in Taiwan and China. Mimio products have been deployed in over 600,000 classrooms in dozens of countries. Mimio’s software is provided in over 30 languages. Effective October 1, 2016 Mimio LLC was merged into our Boxlight Inc. subsidiary.

Effective May 9, 2016, we acquired Genesis Collaboration LLC (“Genesis”). Genesis is a value added reseller of interactive learning technologies, selling into the K-12 education market in Georgia, Alabama, South Carolina, northern Florida, western North Carolina and eastern Tennessee. Genesis also sells our interactive solutions into the business and government markets in the United States. Effective August 1, 2016, Genesis was merged into our Boxlight Inc. subsidiary.

Effective July 18, 2016, we acquired Boxlight Inc., Boxlight Latinoamerica, S.A. DE C.V. (“BLA”) and Boxlight Latinoamerica Servicios, S.A. DE C.V. (“BLS”) (together, “Boxlight Group”). The Boxlight Group sells and distributes a suite of patented, award-winning interactive projectors that offer a wide variety of features and specifications to suit the varying needs of instructors, teachers and presenters. With an interactive projector, any wall, whiteboard or other flat surface becomes interactive. A teacher, moderator or student can use the included pens or their fingers as a mouse to write or draw images displayed on the surface. As with interactive whiteboards, interactive projectors accommodate multiple users simultaneously. Images that have been created through the projected interactive surface can be saved as computer files. The new Company’s new ProjectoWrite 12 series, launched in February 2016, allows the simultaneous use of up to ten simultaneous points of touch.

On May 9, 2018 and pursuant to a stock purchase agreement, we acquired 100% of the share capital of Cohuborate, Ltd., a United Kingdom corporation based in Lancashire, England. Cohuborate produces, sells and distribute interactive display panels designed to provide new learning and working experience through high-quality technologies and solutions through in-room and room-to-room multi-device multi-user collaboration. Although a development stage company with minimal revenues to date, we believe that Cohuborate will enhance our software capability and product offerings.

On June 22, 2018 pursuant to a stock purchase agreement, Boxlight Parent acquired 100% of the capital stock of Qwizdom Inc., a Washington corporation and its subsidiary Qwizdom UK Ltd. a corporation organized under the laws of Ireland (the “Qwizdom Companies”). The Qwizdom Companies develop software and hardware solutions that are quick to implement and designed to increase participation, provide immediate data feedback, and, most importantly, accelerate and improve comprehension and learning. The Qwizdom Companies have offices outside Seattle, WA and Belfast, Northern Ireland and deliver products in 44 languages to customers around the world through a network of partners. Over the last three years, over 80,000 licenses have been distributed for the Qwizdom Companies’ interactive whiteboard software and online solutions.

On December 20, 2018, Cohuborate Ltd. transferred all of its assets and liabilities to Qwizdom UK Limited and changed its name to Qwizdom UK Limited. On December 20, 2018, Qwizdom UK Limited changed its name to Boxlight Group Ltd. On January 24, 2019, we merged Qwizdom, Inc with and into Boxlight, Inc.

The businesses previously conducted by Cohuborate Ltd. and Qwizdom UK Limited are now operated by the Boxlight Group Ltd. wholly-owned subsidiary of Boxlight, Inc.

On August 31, 2018, we purchased 100% of the membership interest equity of EOSEDU, LLC, an Arizona limited liability company owned by Daniel and Aleksandra Leis. EOSEDU is in the business of providing technology consulting, training, and professional development services to create sustainable programs that integrate technology with curriculum in K-12 schools and districts.

On March 12, 2019 Boxlight Inc. acquired substantially all of the assets and assumed certain liabilities of Modern Robotics Inc. Modern Robotics is a company engaged in the business of developing, selling and distributing STEM, robotics and programming solutions to the education market globally.

For a description of the terms of our acquisitions of Cohuborate, the Qwizdom Companies, EOSEDU and Modern Robotics, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Acquisitions” elsewhere in this Annual Report.

The organizational structure of our companies is as follows:

Our Markets

The global education industry is undergoing a significant transition, as primary and secondary school districts, colleges and universities, as well as governments, corporations and individuals around the world are increasingly recognizing the importance of using technology to more effectively provide information to educate students and other users. In the United States, which is our primary market, we sell and distribute interactive educational products for K-12 to both public and private schools. The K-12 education sector represents one of the largest industry segments. The sector is comprised of approximately 15,600 public school districts across the 50 states and 132,000 public and private elementary and secondary schools. In addition to its size, the U.S. K-12 education market is highly decentralized and is characterized by complex content adoption processes. We believe this market structure underscores the importance of scale and industry relationships and the need for broad, diverse coverage across states, districts and schools. Even while we believe certain initiatives in the education sector, such as the Common Core State Standards, a set of shared math and literacy standards benchmarked to international standards, have increased standardization in K-12 education content, we believe significant state standard specific customization still exists, and we believe the need to address customization provides an ongoing need for companies in the sector to maintain relationships with individual state and district policymakers and expertise in state-varying academic standards.

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

Our Opportunity

We believe that our patented products and software portfolios and the software and products we intend to develop either alone or in collaboration with other technology companies positions us to be a leading manufacturer and provider of interactive educational products in the global educational and learning market. We believe that increased consumer spending driven by the close connection between levels of educational attainment, evolving standards in curriculum, personal career prospects and economic growth will increase the demand for our interactive educational products. Some of the factors that we believe will impact our opportunity include:

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

Increasing Focus on Accountability and the Quality of Student Education

U.S. K-12 education has come under significant political scrutiny in recent years, with findings that American students rank far behind other global leaders in international tests of literacy, math and science, with the resulting conclusion that the current state of U.S. education severely impairs the United States’ economic, military and diplomatic security as well as broader components of America’s global leadership.

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

New Technologies

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

Demand for Interactive Projectors is on the Rise

As a complete system, interactive projectors are considerably less expensive than interactive whiteboards or interactive flat panel displays, placing them at a distinct advantage in price sensitive markets. According to FutureSource, an industry publication, “sales of interactive projectors are expected to grow steadily from 2014 to 2017 with a CAGR at 10.3% worldwide.”

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

Demand for Interactive Projectors is on the Rise

As a complete system, interactive projectors are considerably less expensive than interactive whiteboards or interactive flat panel displays, placing them at a distinct advantage in price sensitive markets. According to FutureSource, an industry publication, “sales of interactive projectors are expected to grow steadily from 2014 to 2017 with a CAGR at 10.3% worldwide.”

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

Our Current Products

We currently offer the following products:

Boxlight ProColor Interactive Flat Panel Displays

Our ProColor series of interactive LED panels are available in four sizes – 65”, 70”, 75”, and 86”. Each offers 4K resolution that produces extraordinarily sharp images suitable for a range of classroom sizes. They also include a slot for an optional PC Module that provides embedded Windows 10. All also include embedded Android computing capability for control, applications, and annotation. ProColor Interactive LED panels utilize infrared touch tracking technology, offering 20 points of touch for simultaneous interaction of multiple users. ProColor’s built-in speakers add room filling sound to the display’s vivid colors. The interactive LED panels feature anti-glare safety glass with optical coatings that are highly scratch resistant, improve viewing angles, and reduce ambient light interference.

Boxlight ProColor Interactive Projectors

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

The ProjectoWrite 9 series provides wired interactivity and features 60 frames per second. These projectors have built-in storage of up to 1.5 GB for on-the-go display; a USB or EZ WiFi LAN connection from the PC, Mac or mobile device to the interactive projector is required for interactivity with the projected images. The ProjectoWrite 9 interactive projector series allows for a maximum of ten interactive pens working simultaneously. Utilizing its patented embedded interactive CMOS camera at 60 frames per second, response time is less than 12 minutes, and accuracy is within 3 pixels.

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

Boxlight’s MimioTeach Interactive Whiteboard

Boxlight’s MimioTeach is one of our best known and longest-lived products. Hundreds of thousands of MimioTeach interactive whiteboards and its predecessor models are used in classrooms around the world. MimioTeach can turn any whiteboard (retrofit) into an interactive whiteboard in as little as 30 seconds. This portable product fits into a tote bag with room for a small desktop projector, which is attractive to teachers who move from classroom to classroom. For schools where “change is our normal,” MimioTeach eliminates the high cost of moving fixed-mount implementations.

ProColor Display 490 Interactive Touch Table

The ProColor Display 490 Interactive Touch Table enables up to four students to work collaboratively or individually on a horizontal surface, which is particularly well-suited to younger students or those with motor skill limitations. The height of the table can be adjusted electrically, which is to accommodate a wide range of students and even wheelchairs.

Boxlight’s MimioFrame retro-fittable Touch Board

Boxlight’s MimioFrame can turn a conventional whiteboard into a touchboard in 10-15 minutes. Millions of classrooms already have a conventional whiteboard and a non-interactive projector. MimioFrame uses infrared (IR) technology embedded in the four sides of the frame to turn that non-interactive combination into a modern 10-touch-interactive Digital Classroom. No drilling or cutting is required, MimioFrame easily and quickly attaches with industrial-strength double-sided tape.

Boxlight’s MimioBoard Touch interactive whiteboards

Boxlight’s Interactive Touch Boards are available in 78” 4:3 aspect ratio and 87” 16:10 aspect ratio. These boards provide sophisticated interactivity with any projector because the touch interactivity is built into the board. Unlike many competitive products, Boxlight’s touch boards are suited for use with dry erase markers. Many competitive products advise against using dry erase markers because their boards stain. Boxlight’s touch boards use a porcelain-on-steel surface for durability and dry erase compatibility. The Boxlight Touch Boards are also much lighter weight than most competitive products which results in faster, easier and a lower cost installation process.

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

Boxlight’s MimioSpace ultra-wide 135” TouchBoard System

MimioSpace combines an eleven-foot-wide 32-touch interactive whiteboard with a 16:6 aspect ratio ultra-wide projector to produce an extraordinary combination of digital classroom technology and the extremely wide working surface of classical blackboard-based classrooms.

Peripherals and accessories

We offer a line of peripherals and accessories, including amplified speaker systems, mobile carts, installation accessories and adjustable wall-mount accessories that complement our entire line of interactive projectors, LED flat panels and standard projectors. The height and tilt adjustable DeskBoard mobile cart, which won the Best of ISTE in June 2014 for Best Hardware product, can be used as an interactive screen or interactive desktop with the ProjectoWrite 8 ultra-short throw interactive projectors.

Boxlight’s MimioVote Student Assessment System

Boxlight’s MimioVote is a handheld “clicker” that enables student assessment with essentially zero training. MimioVote is so simple it genuinely qualifies as intuitive, an elusive and often proclaimed attribute that is actually merited by MimioVote. MimioVote fully integrates into the MimioMobile environment and offers everything from attendance to fully immersive and on-the-fly student assessment. The MimioVote was specifically designed to survive the rigors of even kindergarten and elementary classrooms where being dropped, stepped on, and kicked are all part of a normal day. The handset’s non-slip coating helps keep it from sliding off desktops or out of little hands. Should they take “flight”, the rugged construction keeps them working.

Boxlight’s MimioPad wireless pen tablet

MimioPad is a lightweight, rechargeable, wireless tablet used as a remote control for the MimioStudio running on a teacher’s Windows, Mac, or Linux computer. MimioPad enables the teacher to roam the classroom which significantly aids classroom management. MimioPad is a classroom management tool which can be handed off to enable a student to be part of the interactive experience – all without leaving their seat to go to the front of the room.

Boxlight’s MimioView document camera

Boxlight’s MimioView is a document camera that is integrated with MimioStudio to make the combination easy to use with a single cable connection that carries power, video, and control. MimioView is fully integrated into our MimioStudio software solution and is controlled through MimioStudio’s applications menu. With two clicks, the teacher or user can turn on, auto-focus, and illuminate the included LED lights for smooth high-definition images.

Audio Solutions

We offer SoundLite audio solutions as an affordable and easy-to-install amplified speaker system for use with all of our projectors. The 30 watt SoundLite product is available with a wireless RF microphone. This device produces quality stereo sound in any room.

Features in future SoundLite models will have a security-enabled system and IP addressable audio classroom solution allowing point-to-point address as well as a wide area network address. A panic switch on the wireless transmitters will enable live broadcast of classroom audio and simultaneously trigger predetermined alerts. This feature is designed to work over a school’s existing network infrastructure.

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

Integration Strategy

We have centralized our business management for all acquisitions through an enterprise resource planning (ERP) system. This newly implemented ERP offers streamlined subsidiary integration utilizing a multi-currency platform. We have strengthened and refined the process to drive front-line sales forecasting to factory production. Through the ERP system, we have synchronized five separate accounting and customer relationship management systems through a cloud-based interface to improve inter-company information sharing and allow management at the Company to have immediate access to snapshots of the performance of each of our subsidiaries in a common currency. As we grow, organically or through acquisition, we plan to quickly integrate each subsidiary or division into this new ERP and allow for dynamic snapshots of our subsidiaries and divisions to allow for timely and effective business decisions.

Logistics; Suppliers

Logistics is currently provided by our Lawrenceville, Georgia facility and multiple third-party logistics partners throughout the world (3PL’s). These 3PL partners allow Boxlight to provide affordable freight routes and shorter delivery times to our customers by providing on-hand inventory in localized markets. Contract manufacturing for Boxlight’s products are through ODM and OEM partners according to Boxlight’s specific engineering specifications and utilizing IP developed and owned by Boxlight. Boxlight’s factories for ODM and OEM are located in the USA, Taiwan, China, and Germany.

Technical Support and Service

The Company currently has its technical support and service centers located near Seattle, WA, Boston, MA, Atlanta, GA, and Belfast, Northern Ireland. Additionally, the Company’s technical support division is responsible for the repair and management of customer service cases, resulting in more than 60% of the Company’s customer service calls ending in immediate closure of the applicable service case. We accomplish this as a result of the familiarity between our products and having specialized customer service technicians.

Sales and Marketing

Our sales force consists of nine regional account managers in the US, two in Latin America, four in Europe and one Head of Sales, two sales support staff and one Vice President of Sales.  Our marketing team consists of one Vice President of Global Marketing, One Vice President of Marketing Communications, one Marketing Coordinator in Latin America (contractor), two Marketing Coordinators (Qwizdom|Boxlight), one Education Specialist (Qwizdom), one Graphic Designer (Qwizdom) and three additional contract specialists (Boxlight). Our sales force and marketing teams primarily drive sales of interactive flat panels, interactive projectors, interactive touch table, education software, STEM data logging products and related peripherals and accessories to school districts, throughout North, Central and South America, Europe, the Middle East and Asia. In addition, we go to market through an indirect channel distribution model and utilize traditional value-added resellers and support them with training to become knowledgeable about the products we sell. We currently have approximately 800 resellers.

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

Competition

The interactive education industry is highly competitive and characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of interactive projectors and interactive whiteboards. Interactive whiteboards, since first introduced, have evolved from a high-cost technology that involves multiple components, requiring professional installers, to a one-piece technology that is available at increasingly reduced price points and affords simple installations. With lowered technology entry barriers, we face heated competition from other interactive whiteboard developers, manufacturers and distributors. We compete with other developers, manufacturers and distributors of interactive projectors and personal computer technologies, tablets, television screens, smart phones, such as Smart Technologies, Promethean, ViewSonic, Dell Computers, Samsung, Panasonic and ClearTouch.

However, the market presents new opportunities in responding to demands to replace outdated and failing interactive whiteboards with more affordable and simpler solution interactive whiteboards. Our ability to integrate our technologies and remain innovative and develop new technologies desired by our current and potential new contract manufacturing customers will determine our ability to grow our contract manufacturing divisions. In addition, we have begun to see expansion in the market to sales of complementary products that work in conjunction with the interactive technology, including software, audio solutions, data capture, and tablets.

Employees

As of December 31, 2018, we had approximately 54 employees, of whom six are executives, five employees are engaged in product development, engineering and research and development, 14 employees are engaged in sales and marketing, 21 employees are engaged in administrative and clerical services and eight employees are engaged in service and production. In addition, a total of approximately five individuals provide sales agency services to us as independent contractors.

None of our employees are represented by labor organizations. We consider our relationship with our employees to be excellent. A majority of our employees have entered into non-disclosure and non-competition agreements with us or our operating subsidiaries.

ITEM 1A. RISK FACTORS

As a “smaller reporting company,” this item is not required.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 1045 Progress Circle, Lawrenceville, Georgia 30043, in a building of approximately 48,000 square feet, for which we pay approximately $20,000 per month as rent pursuant to a rental agreement that extends through March 2019. Our corporate headquarters house our administrative offices as well as distribution operations and assembly for the Boxlight brand.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on the NASDAQ Capital Market, or NASDAQ, under the symbol “BOXL” on November 30, 2017. Prior to that time, our common stock was not traded on any exchange or quoted on any over the counter market. The prices set forth below reflect the quarterly high and low sales prices per share for our common stock, as reported by the NASDAQ:

	High		Low
2019
First Quarter (through March 25, 2019)		$4.20		$1.25

2018
First Quarter		$7.00		$3.00
Second Quarter		$17.40		$3.18
Third Quarter		$5.95		$2.88
Fourth Quarter		$4.84		$1.20

2017
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter		$7.98		$5.74

Holders

As of March 25, 2019, we had 371 holders of record of our common stock and 10,516,352 shares of common stock issued and outstanding.

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

Equity Compensation Plans

2014 Stock Option Plan, as amended

The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees, and consultants of the Company or a subsidiary of the Company under the Boxlight 2014 Stock Option plan is 2,390,438 shares. The plan was amended on September 7, 2018, wherein the Board and shareholders approved the addition of 300,000 shares increasing the total plan shares to 2,690,438.

The following table provides information as of December 31, 2018 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,718,024	$4.18	972,414
Equity compensation plans not approved by security holders	1,184,121	$1.90	-
Total	2,902,145		972,414

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Use of Proceeds

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The Management’s Discussion and Analysis (“MD&A”) contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this form. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

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

Overview

We are an educational technology company that is seeking to become a world leading innovator and integrator of interactive products and software for schools, as well as for business and government learning spaces. We currently design, produce and distribute interactive projectors and distribute interactive technologies, including flat panels, projectors, whiteboards and peripherals to the education market. We also distribute science, technology, engineering and math (or “STEM”) products, including a portable science lab. All of our products are integrated into our classroom software suite that provides tools for whole class learning, assessment and collaboration.

To date, we have generated substantially all of our revenue from the sale of our software and interactive displays to the K-12 U.S. educational market.

We have also implemented a comprehensive plan to reach profitability both from our core business operations and as a result of making strategic business acquisitions. We have already started to implement this strategy as set forth below. Highlights of our plan include:

●	Integrating products of the acquired companies and cross training our sales reps to increase their offerings. The combination of products and cross training has already resulted in increased sales. The synergy we have found between the products of Boxlight and Mimio are adding opportunities to resellers for both companies to increase their sales.

●	Hiring new sales representatives with significant education technology sales experience in their respective territories and our current pipeline has reached a record high level.

●	Seeking to increase demand in the US market for technology sales and have the products and infrastructure in place to handle our expected growth.

Recent Acquisitions

On May 11, 2018, we acquired 100% of the share capital of Cohuborate, Ltd., a company based in Lancashire, England from its five shareholders. Cohuborate produces, sells and distributes interactive display panels designed to provide new learning and working experiences using high-quality technologies and solutions through in-room and room-to-room multi-device multi-user collaboration. Although an early stage company with minimal revenues to date, the Company anticipates that Cohuborate will enhance our software capability and product offerings as the Company further develops the Cohuborate operations and revenue capabilities.

We purchased the Cohuborate shares through the issuance of 257,200 shares of our Class A common stock. The Cohuborate shareholders agreed not to sell their shares for one year from the closing of the acquisition, and for a period of five years thereafter, not to sell more than 20% of their Boxlight Parent shares in any 12-month period.

On June 25, 2018, we purchased the Qwizdom, Inc. shares for consideration in the form of $410,000 in cash, a 6% note of $656,000, 142,857 shares of Boxlight Class A common stock, and a maximum $410,000 earnout based on future revenues derived from the Qwizdom companies. The principal and accrued interest under the note is due and payable in 12 equal quarterly payments. The first quarterly payment is due on the last business day of March 2019 and subsequent quarterly payments are to be made on the last business day of the 6th, 9th and 12th calendar month and quarterly thereafter until the Maturity Date. The Maturity Date is defined as the earlier of (i) our completing a public offering of its common stock or private placement of its debt or equity securities (each a “Financing”) that results in our receipt of gross proceeds from such Financing of $10,000,000 or more, or (ii) that date which shall be the last business day of July 2021.

In addition, the former Qwizdom shareholders are entitled to receive an annual payment, to be made within 90 days following the end of each of the three years ending December 31, 2018, December 31, 2019 and December 31, 2020 (each an “Anniversary Year”) in an amount equal to 16.4% of all consolidated net sales revenues of the Qwizdom Companies in excess of $750,000 Dollars that may be obtained by Boxlight and its consolidated subsidiaries (including the Qwizdom Companies) in any one or more of the three Anniversary Years from the sale of software (the “Earn-Out”); provided, that in no event shall the aggregate amount of the Earn-Out payments payable to the shareholders in respect of such three Anniversary Years exceed the sum of $410,000.

As part of the transaction, Qwizdom entered into a three-year employment agreement with Darin Beamish, its Chief Executive Officer, and Qwizdom UK entered into a three year employment agreement with Dermot Sweeney, its President. In addition, Boxlight granted options to Mr. Sweeney and Mr. Beamish to purchase 40,000 and 20,000 shares of Boxlight Class A common stock. respectively at an exercise price of $5.78 per share.

On September 17, 2018, we completed the acquisition of 100% of the membership interest equity of EOSEDU, LLC, an Arizona limited liability company owned by Daniel and Aleksandra Leis. EOSEDU is in the business of providing technology consulting, training, and professional development services to create sustainable programs that integrate technology with curriculum in K-12 schools and districts. The purchase price paid at closing was 100,000 shares of our Class A common stock. The business formerly conducted by EOSEDU will be operated as a division of our subsidiary Boxlight, Inc. As part of the transaction, Daniel and Aleksandra Leis each received three-year employment agreements with Boxlight, Inc., under which they each shall serve as an executive of Boxlight, Inc. at an annual base salary of $121,000 plus a commission equal to 5% of gross revenues derived by Boxlight, Inc. from the services provided from the EOSEDU business to clients of Boxlight, Inc.

On March 12, 2019, we and our subsidiary, Boxlight Inc. acquired the assets and business of Modern Robotics, Inc., a New York corporation (“MRI”). The MRI assets were purchased for consideration including (i) $70,000 in the form of a promissory note and (ii) Two Hundred Thousand (200,000) shares of our Class A Common Stock. At closing Boxlight Inc. entered into an employment agreement with Stephen Barker, MRI’s Chief Executive Officer, pursuant to which Mr. Barker will serve as Vice President of Robotics at Boxlight Inc. In addition, we granted options to Mr. Barker to purchase 20,000 shares of our Class A common stock at an exercise price of $2.52 per share.

Our Acquisition Strategy and Challenges

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

Components of our Results of Operations and Financial Condition

Revenue

Our revenue is comprised of product revenue, software revenue, installation revenue and professional development revenue.

●	Product revenue. Product revenue is derived from the sale of our interactive projectors, flat panels, peripherals and accessories, along with other third-party products, directly to our customers, as well as through our network of domestic and international distributors.

●	Installation revenue. We receive revenue from installation services that we outsource to third parties.

●	Professional development revenue. We receive revenue from providing professional development services through third parties and our network of distributors.

Cost of revenue

Our cost of revenue is comprised of the following:

●	third-party logistics costs;

●	costs to purchase components and finished goods directly;

●	inbound and outbound freight costs and duties;

●	costs associated with the repair of products under warranty;

●	write-downs of inventory carrying value to adjust for excess and obsolete inventory and periodic physical inventory counts; and

●	cost of professionals to deliver the professional development training.

We outsource some of our warehouse operations and order fulfillment and we purchase products from related entities and third parties. Our product costs will vary directly with volume and based on the costs of underlying product components as well as the prices we are able to negotiate with our contract manufacturers. Shipping costs fluctuate with volume as well as with the method of shipping chosen in order to meet customer demand. As a global company with suppliers centered in Asia and customers located worldwide, we have used, and may in the future use, air shipping to deliver our products directly to our customers. Air shipping is more costly than sea or ground shipping or other delivery options. We primarily use air shipping to meet the demand of our products during peak seasons and new product launches.

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

Income tax expense

We are subject to income taxes in the United States, United Kingdom and Mexico where we do business. Mexico and the United Kingdom have a statutory tax rate different from that in the United States. Additionally, certain of our international earnings are also taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Operating Results – Boxlight Corporation

For the years ended December 31, 2018 and 2017

Revenues. Total revenues for the year ended December 31, 2018 were $37,841,277 as compared to $25,743,612 for the year ended December 31, 2017, resulting in a 47% increase. Revenues consist of product revenue, software revenue, installation and professional development. The increase in revenue in 2018 is primarily attributable to new contracts with school districts which resulted in an increase in sales volume.

Cost of Revenues. Cost of revenues for the year ended December 31, 2018 was $29,188,108 as compared to $19,329,831 for the year ended December 31, 2017, resulting in a 51% increase. Cost of revenues consists primarily of product cost, freight expenses and inventory write-downs. Cost of revenues increased due to the overall increase in revenues as well as lower margins on initial deliveries of two large contracts.

Gross Profit. Gross profit for the year ended December 31, 2018 was $8,653,169 as compared to $6,413,781 for the year ended December 31, 2017. Gross Profit as an overall percentage decreased from 25% to 23% as a result of lower profit margins on initial deliveries of two large contracts in the second quarter of 2018 and a shift in product mix from higher to lower margin products with a concentration in lower profit margin panel sales.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2018 was $14,978,079 as compared to $13,189,879 for the year ended December 31, 2017. The increase resulted from increases in stock compensation expense and professional fees primarily related to a management agreement with Dynamic Capital Management. See Note 15.

Research and Development Expense. Research and development expense was $671,653 and $465,940 for the years ended December 31, 2018 and 2017, respectively. Research and development expense primarily consists of costs associated with development of proprietary technology. A significant portion of our research and development is paid for by several of our contract manufacturers. However, with the acquisition of Qwizdom Companies and its related software business the expense is expected to increase.

Other income (expense), net. Other expense for the year ended December 31, 2018 was $(181,320) as compared to $702,472 for the year ended December 31, 2017. Other expense increased primarily due to the change in the fair value of the derivative liability of $426,981 subject to the change of the Company’s stock price and the reset of exercise prices of certain warrant agreements.

Net loss. Net loss was $7,177,883 and $6,539,566 for the years ended December 31, 2018 and 2017, respectively. The increase in the net loss was primarily due to lower margins on products with a higher cost of revenue and stock compensation offset by the change in the fair value of the derivative liability related to certain warrants.

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding operations, we supplement our consolidated financial statements presented on a basis consistent with U.S. generally accepted accounting principles (“GAAP”) and EBITDA and Adjusted EBITDA, both non-GAAP financial measures of earnings.

EBITDA represents net income (loss) before income tax expense, interest income, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, plus stock compensation expense and non-recurring expenses and minus changes in fair value of derivative liabilities. Our management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of our business model. We use these non-GAAP financial measures to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. We find this especially useful when reviewing results of operations, which include large non-cash amortizations of intangibles assets from acquisitions. Investors should consider our non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains reconciliations of net losses to EBITDA and adjusted EBITDA for the periods presented.

Reconciliation of net loss for the year ended

December 31, 2018 and 2017 to EBITDA

(in thousands)	2018	2017
Net loss	$(7,178)	$(6,540)
Depreciation and amortization	893	747
Interest expense	842	635
EBITDA	$(5,443)	$(5,158)
Stock compensation expense	1,985	4,344
Change in fair value of derivative liabilities	(427)	(861)
Non-recurring IPO expenses	-	-
Adjusted EBITDA	$(3,885)	$(1,675)

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

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $901,459 and a working capital deficit of $2,598,173. For the years ended December 31, 2018 and 2017, we had net cash used in operating activities of $3,774,818 and $1,343,382 respectively. We had net cash provided by (used in) investing activities of $900,196 and $(10,001) for the years ended December 31, 2018 and 2017. In addition, we had net cash provided by financing activities of $1,781,885 and $2,927,738, for the years ended December 31, 2018 and 2017. We had accounts receivable of $3,634,726 on December 31, 2018.

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

The Company had an accumulated deficit, a net working capital deficit and net cash used in operations of approximately $3,774,818 for the year ended December 31, 2018. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Financing

On March 22, 2019, we entered into a securities purchase agreement with Lind Global Marco Fund, LP (the “Investor”) that contemplates a $4,000,000 working capital financing for Boxlight Parent and its subsidiaries. The investment is in the form of a $4,400,000 principal amount convertible secured Boxlight Parent note with a maturity date of 24 months. The note is convertible at the option of the Investor into our Class A voting common stock at a fixed conversion price of $4.00 per share. We will have the right to force the Investor to convert up to 50% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $8.00 for 30 consecutive days; and 100% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $12.00 for 30 consecutive days. At closing a total of $4,000,000 will be funded under the note.

We anticipate that the closing will occur on or about March 29, 2019 or shortly thereafter.

We are required to make monthly interest payments on the note at the rate of 8% per annum and principal payments in 18 equal monthly installments of $244,444.44 each, commencing six months after closing. So long as shares of our Class A common stock are registered for resale under the Securities Act or may be sold without restriction on the number of shares or manner of sale, we have the right to make interest payments in the form of additional shares of Class A common stock. We have the right to prepay the convertible note at any time with no penalty (the "Buy-Back Right"). Should we exercise our Buy-Back Right, the Investor will have the option of converting 25% of the outstanding $4.4 million principal amount of the note into shares of our Class A common stock.

The convertible note is secured by a lien on our assets and properties.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity and capital resources.

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

Our significant accounting policies are discussed in notes of the consolidated financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

1.	Revenue recognition
2.	Acquisition of Qwizdom
3.	Long-lived assets
4.	Intangible assets
5.	Share-based compensation
6.	Derivative Liabilities

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

Notwithstanding the existence of the internal control deficiencies, management believes that the consolidated financial statements in this Annual Report fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of the Evaluation Date, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, due to insufficient personnel resources within the accounting function to segregate the duties and insufficient written policies and procedures over accounting transaction processing and period end financial disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information concerning our directors, executive officers and other key members of our management team as of March 25, 2019:

Name	Age	Position(s)
James Mark Elliott	67	Chief Executive Officer and Director
Henry (“Hank”) Nance	46	Chief Operating Officer
Takesha Brown	44	Chief Financial Officer
Michael Pope	38	President and Director
John Patrick Henry	65	Vice-President, Sales
Lori Page	52	Vice-President, Marketing
Tiffany Kuo	29	Non-Executive Director
Rudolph F. Crew	68	Independent Director (1) (2) (3)
Steve Hix	80	Independent Director (1) (3)
Dale Strang	59	Independent Director (1) (2) (3)
Harold Bevis	59	Independent Director (2) (3)

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

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

John Patrick Henry. Mr. Henry has served as our Vice-President of Sales since May 15, 2015. Prior to joining Boxlight, Mr. Henry served as the Chief Marketing Officer for Promethean North America and Director of Strategic Alliances for the Apple Education division. Mr. Henry earned his undergraduate degree from Georgia Institute of Technology and graduate degree from Georgia State University.

Lori Page. Ms. Page has served as our Vice-President of Global Marketing since January 17, 2018. Prior to that, from 2015-2017 Ms. Page served as Director, Customer Relationship Marketing at Cox Media Solutions Group in Atlanta, Georgia and managed B2B and B2C CRM strategy for the Autotrader, Kelley Blue Book and Dealer.com brands. Ms. Page began her career at Apple Computer and held various market development and business development positions. During her 12-year career at Apple she was recognized seven times with awards and accolades including Business Development Executive of the Year in 1991. Over the next 14 years, Ms. Page held leadership roles in marketing, corporate sponsorship, public relations and brand execution at Air2Web, Eastman Kodak Company, and Promethean where she was vice president of marketing for North America from 2012-2014. During her six year career at Promethean, Ms. Page designed and directed an award-winning experiential marketing mobile tour, recognized nationally by Event Marketer Magazine in 2011 as best mobile marketing program of the year. Ms. Page received a BBA cum laude in Marketing from Georgia State University.

Tiffany Kuo. Ms. Kuo has been a director of our Company since September 18, 2014. Ms. Kuo has been a General Management Consultant in Strategy and Operations for Deloitte Consulting, LLP in Houston, TX since August 2011. Ms. Kuo graduated from Rice University with a Bachelor of Science and Masters of Science in Electrical Engineering in 2011 and is currently in the Sloan Masters of Business Administration Program at The Massachusetts Institute of Technology. We believe that Ms. Kuo’s experience in business strategy and operations at Deloitte Consulting, LLP adds value and insight to our board of directors.

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

Steve Hix. Mr. Hix has been a director of our company since June 30, 2017. He is a business executive and founder of numerous public and private companies spanning his 40-year business career. Since 2012, Mr. Hix has served as the President of Circle Technology, a wireless presentation company. Previously, he was the Founder & CEO of InFocus Systems from 1987-1993 (projector company) which grew to nearly $1 billion in sales and had a market value of more than $2 billion as a public company. He was also the Founder, CEO & President of Phix Focus (R&D in Display Technology and Touch Screen Technology) 2005-2012, CEO of i3 Identification International (finger printing technology company) 2005-2010, Founder of Advan Media (Advertising Trucks with Digital Display Screens) 2003-2005, Founder & CEO of SARIF (High Temperature Poly-silicon LCD) 1993-2002, founder of Motif, Inc. (High Speed LCD Technology) 1990-1993, and co-Founder of Planar Systems (Electroluminescence Technology) 1983-1987. Mr. Hix has nearly a dozen patents in the display technology and wireless transmission space and continues to be a pioneer in the industry. He began his career serving the US Navy as Naval Intelligence and sits on the board of several companies including Melexis, Community Foundation of Southwest Washington and Puget Sound Blood Center. We believe Mr. Hix’s vast business experience adds value and insight to our board of directors.

Dale Strang. Mr. Strang has been a director of our company since August 10, 2017. He has served as a Senior Vice President of Media Strategy & Operations at Healthline Networks since 2015. Mr. Strang was President and Chief Executive officer of SpinMedia from 2013 to 2015. Mr. Strang was the Chief Executive Officer and President at Viximo from 2010 to 2012. Mr. Strang has over 25 years of media experience with successful businesses including IDG, Ziff-Davis and IGN/Fox Interactive. Mr. Strang has more than 18 years of experience in consumer technology and video game publishing, including 14 years at the senior management level. He served as Executive Vice President and General Manager, Media Division, of IGN Entertainment. In this position, he oversaw advertising sales, marketing and the production of editorial content for all IGN entertainment media properties. We believe Mr. Stang’s experience in business, advertising and marketing will add value and insight to our board of directors.

Harold Bevis. Mr. Bevis has served as a director since March 2018. He has 25+ years of business leadership experience, including 15 years as a CEO. He was a business leader at both GE and Emerson Electric. He has led or directed eight businesses in six industries, 150+ operating facilities in 22 countries, 12 new business/new plant startups, 11 acquisitions, 20+ global refinancings, and 20+ business/plant expansions. Mr. Bevis also serves as a Director of Commercial Vehicle Group. Mr. Bevis earned an MBA degree from Columbia Business School and a bachelor of science degree in industrial engineering from Iowa State University. He is a member of the National Association of Corporate Directors and has served on the boards of six companies. We believe Mr. Bevis’s experience in business make him a valuable member of our board of directors.

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

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee members are Dr. Crew, Mr. Hix, Mr. Bevis and Mr. Strang. All members of the Corporate Governance and Nominating Committee are independent directors. The Corporate Governance and Nominating Committee assists the Board in identifying qualified individuals to become board members, in determining the composition of the Board and in monitoring the process to assess Board effectiveness. A copy of our Corporate Governance and Nominating Committee Charter is located under the “Corporate Governance” tab on our website at www.boxlight.com.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board

We do not currently have a procedure by which security holders may recommend nominees to the Board. Prior to the listing of our common stock on NASDAQ, as a private company with a limited shareholder base, we did not believe that it was important to provide such a procedure. However, we are taking into consideration implementing such a policy in the future.

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

In its assessment of each potential candidate, including those recommended by the stockholders, the Corporate Governance and Nominating Committee will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board. The Corporate Governance and Nominating Committee also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company, evaluate the business experience, specialized skills and experience of director candidates. Diversity of background including diversity of race, ethnicity, international background, gender and age may be considered by the Nominating and Corporate Governance Committee when evaluating candidates for Board membership.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2018; except for the following:

		Transactions	Number of
Name	Late Reports	Covered	Shares
Sheri Lofgren	Form 4	Options	29,200
James Mark Elliott	Form 5	Options	100,000
Sheri Lofgren	Form 5	Options	100,000
Michael Pope	Form 5	Options	100,000
Henry “Hank” Nance	Form 5	Options	200,000
Takesha Brown	Form 5	Options	35,000
John Patrick Henry	Form 5	Options	35,000
Lori Page	Form 5	Options	25,000
Harold Beavis	Form 5	Options	25,000
Tiffany Kuo	Form 5	Options	25,000
Rudolph Crew	Form 5	Options	15,000

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding the total compensation received by, or earned by, our Chief Executive Officer, our President and Chief Operating Officer and our Chief Financial Officer (collectively, the “named executive officers”) during the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Option Awards ($)		Total ($)
James Mark Elliott, Chief Executive Officer	2017	129,884	-	(2)	129,884
James Mark Elliott, Chief Executive Officer	2018	200,125	229,966	(2)	430,091

Michael Pope, President	2017	163,419	-		163,419
Michael Pope, President	2018	197,625	229,966	(3)	427,591

Henry (“Hank”) Nance, Chief Operating Officer	2017	147,606	126,452	(4)	274,058
Henry (“Hank”) Nance, Chief Operating Officer	2018	198,333	459,932	(4)	658,265

Sheri Lofgren, former Chief Financial Officer (1)	2017	227,500	204,397	(5)	431,897
Sheri Lofgren, former Chief Financial Officer (1)	2018	69,375	229,966	(5)	299,341

Takesha Brown, Chief Financial Officer (1)	2017	98,116	6,617	(6)	104,733
Takesha Brown, Chief Financial Officer (1)	2018	158,750	65,394	(6)	224,144

John Patrick Henry, Vice President Sales	2017	181,074	30,943	(7)	212,017
John Patrick Henry, Vice President Sales	2018	235,942	95,045	(7)	293,378

Lori Page, Vice President Marketing	2017	-	-		-
Lori Page, Vice President Marketing	2018	133,709	67,889	(8)	201,598

(1)	On March 15, 2018, Sheri Lofgren, the Chief Financial Officer of the Company tendered her resignation from such position. On the same date, the Board appointed Ms. Takesha Brown to serve as the new Chief Financial Officer of the Company.

(2)	On January 2, 2018, the Company granted 100,000 options with an exercise price of $5.01, a term of five years and vesting over a one- year period. The options had a fair value of approximately $230,000 on grant date that was calculated using the Black-Scholes option-pricing method.

(3)	On January 2, 2018, the Company granted 100,000 options with an exercise price of $5.01, a term of five years and vesting over a 1 year period. The options had a fair value of approximately $230,000 on grant date that was calculated using the Black-Scholes option-pricing method.

(4)

On November 30, 2017, the Company granted options to purchase 37,829 options at $7.00 per share to its Chief Operating Officer for service. These options vest over a period of three years and expire five years from the date of grant. The options had a fair value of approximately $126,000 on grant date that was calculated using the Black-Scholes option-pricing model.

On January 2, 2018, the Company granted 200,000 options with an exercise price of $5.01, a term of five years and vesting over a one year period. The options had a fair value of approximately $460,000 on grant date that was calculated using the Black-Scholes option-pricing method.

(5)	On September 18, 2014, the Company granted 291,402 options to Sheri Lofgren, former Chief Financial Officer, with an exercise price of $0.13 per share, a term of five years and vesting over a three year period. The options have a fair value of $1 at grant date using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 2.09% (2) expected life of 5.75 years, (3) expected volatility of 69%, and (4) zero expected dividends.

On November 1, 2016, the Company entered into an amended employment agreement with its Chief Financial Officer, which amended the exercise price of the 291,402 options granted from $0.13 to $0.0001 per share. The options vesting term was changed to (i) 50% of the remaining unvested options vested immediately following the agreement, and (ii) all remaining unvested options vested on March 31, 2017. Pursuant to the amendment of employment agreement, the fair value of options granted was changed to approximately $484,000 using the Black-Scholes option-pricing model.

In November 2017, the Company granted options to purchase 29,200 options at $0.0001 per share to its former Chief Financial Officer for services. These options vested immediately and expire five years from the date of grant. The options had a fair value of approximately $204,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

On January 2, 2018, the Company granted 100,000 options with an exercise price of $5.01, a term of five years and vesting over a one year period. The options had a fair value of approximately $230,000 on grant date that was calculated using the Black-Scholes option-pricing method.

(6)

On April 4, 2017, the Company granted options to purchase 18,000 shares of Series A common stock at $5.60 per share to the Chief Financial Officer for services. These options vest in four years and commenced in the quarter ended June 30, 2017 and expire five years from the date of grant. The options have a fair value of approximately $7,000 that was calculated using the Black-Scholes option-pricing model.

On March 19, 2018, the Company granted 35,000 options with an exercise price of $4.00, a term of five years and vesting over a one year period. The options had a fair value of approximately $65,000 on grant date that was calculated using the Black-Scholes option-pricing method.

(7)	On November 30, 2017, the Company granted options to purchase 8,990 shares of Series A common stock at $7.00 per share to Mr. Henry. These options vest in four years and expire five years from the date of grant. The options had a fair value of approximately $31,000 on grant date that was calculated using the Black-Scholes option-pricing model.

On February 14, 2018, the Company granted 35,000 options with an exercise price of $4.00, a term of five years and vesting over a four year period. The options had a fair value of approximately $95,000 on grant date that was calculated using the Black-Scholes option-pricing method.

(8)	On February 14, 2018, the Company granted 25,000 options with an exercise price of $4.00, a term of five years and vesting over a four year period. The options had a fair value of approximately $68,000 on grant date that was calculated using the Black-Scholes option-pricing method.

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

Lori Page

Ms. Page currently does not have an employment agreement. However, her compensation plan includes a base salary of $130,000 per year and she is eligible for a $5,000 quarterly bonus. In addition to (and not in lieu of) the base salary, the Company shall grant Ms. Page employee stock options to purchase up to 25,000 shares of common stock (vesting in equal quarterly installments over a four-year period commencing on March 31, 2018.

John Patrick Henry

Mr. Henry currently does not have an employment agreement. However, his compensation plan includes a base salary of $100,000 per year and he is eligible for commissions of .4% of certain sales territories. In addition to (and not in lieu of) the base salary, the Company shall grant Mr. Henry employee stock options to purchase up to 35,000 shares of common stock (vesting in equal quarterly installments over a four-year period commencing on March 31, 2018)

Outstanding Equity Awards at December 31, 2018

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2018. All share amounts and exercise prices in the following table reflects stock splits after grant date.

	Option Awards
Name	Grant Date	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James Mark Elliott	September 18, 2014 and January 2, 2018	431,841	-	$0.13-5.01	September 18, 2024 and January 2, 2023
John Patrick Henry	November 30, 2017 and February 14, 2018	11,559	32,431	$5.40-7.00	November 30, 2022 and February 14, 2023
Henry “Hank” Nance	December 31, 2014, November 30, 2017 and January 2, 2018	260,008	84,012	$0.13-7.00	November 30, 2022 and January 2, 2023
Takesha Brown	April 4, 2017 and March 19, 2018	37,042	15,958	$4.00-5.60	April 4, 2022 and March 19, 2023
Michael Pope	January 2, 2018	100,000	-	$5.01	January 2, 2023
Lori Page	February 14, 2018	6,250	18,750	$5.40	February 14, 2023

Director Compensation

We reimburse all members of our board of directors for their direct out of pocket expenses incurred in attending meetings of our board. This table summarizes the compensation paid to each of our independent directors who served in such capacity during the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total($)

Rudolph F. Crew	50,000	-	50,000

Steve Hix	10,000	-	10,000

Dale Strang	-	-	-

Tiffany Kuo	-	-	-

Harold Beavis	-	47,391	47,391

Director Compensation Arrangements

Rudolph F. Crew

Dr. Crew receives an annual fee of $50,000, payable monthly, which commenced on March 26, 2016. In addition, in connection with the listing on NASDAQ, Dr. Crew was entitled to a one-time purchase, at par value, of 53,000 shares of our Class A common stock.

Dr. Crew was not be permitted to sell any of his shares for the six months immediately following the consummation of the Company’s public offering and thereafter, not more than 50% of his shares between the seventh month and 12th month after the consummation of this public offering, and not more than 50% of the remaining shares between the 12th month and 18th months after the consummation of this public offering.

Steve Hix

Mr. Hix receives an annual fee of $10,000 for serving as the Chair of our Audit Committee. The fee is payable quarterly, with the first payment to be made on September 30, 2017. On November 30, 2017, Mr. Hix was granted stock options to purchase 50,000 shares of our Class A common stock exercisable at $7.00 per share which are fully vested as of December 31, 2018.

Harold Beavis

On March 29, 2018, Mr. Beavis was granted stock options to purchase 25,000 shares of our Class A common stock exercisable at $4.06 per share with vesting over one year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2019, certain information with respect to the beneficial ownership of our Class A common stock, by each beneficial owner of more than 5% of the Company’s Class A common stock, each director and each named executive officer and all directors and executive officers of the Company as a group, except as qualified by the information set forth in the notes to this table. As of December 31, 2018, 10,176,433 shares of our Class A common stock were issued and outstanding.

Unless otherwise noted, the address for each director and executive officer is c/o Boxlight Corporation, 1045 Progress Circle, Lawrenceville, Georgia 30043.

Name of Beneficial Owner	Number		Percentage
Named Executive Officers
James Mark Elliott	597,618	(1)	4.66%
Henry(“Hank”) Nance	345,722	(2)	2.69%
Takesha Brown	45,792	(3)	*
Michael Pope	370,000	(4)	2.88%
John Patrick Henry	8,750	(5)	*
Lori Page	6,250	(6)	*
Directors
Tiffany Kuo	-		-
Rudolph F. Crew	53,000	(7)	*
Steve Hix	50,000	(8)	*
Dale Strang	50,000		*
Harold Beavis	25,000		*
All Directors and Executive Officers as a Group (11 persons)	1,552,132		12.09%

Beneficial Owners of 5% or More of Our Outstanding Common Stock
Everest Display, Inc.	2,468,708		19.23%
AEL Irrevocable Trust	1,912,350	(9)	14.90%
Dynamic Capital, LLC	834,121	(10)	6.89%

* Less than one percent

(1) Includes 431,841 shares of Class A common stock issuable upon exercise of a stock option and 165,777 shares of Class A common stock.

(2) Includes 260,008 shares of Class A common stock issuable upon exercise of a stock option and 85,714 shares of Class A common stock.

(3) Includes 45,792 shares of Class A common stock issuable upon exercise of a stock option.

(4) Includes 100,000 and 270,000 shares of Class A common stock issuable upon exercise of a stock option and warrant, respectively.

(5) Includes 11,559 shares of Class A common stock issuable upon exercise of a stock option.

(6) Includes 6,250 shares of Class A common stock issuable upon exercise of a stock option.

(7) Includes 53,000 shares of common stock that Dr. Crew purchased at par value on November 30, 2017.

(11) Mr. Edwin Hur, 11441 Beach St., Cerritos, CA 90703 is trustee of AEL Irrevocable Trust, established for the benefit of the family of Adam Levin. Mr. Hur has sole investment and voting power with respect to the shares.

(12) Consists of 834,121 shares issuable upon exercise of warrants issued to Dynamic Capital, LLC. Dynamic Capital is owned by Adam E. Levin.

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

On July 15, 2015, the Company entered into a management agreement with VC2 Advisors LLC, a Delaware limited liability company, in which Michael Pope, our President and Director, was a manager. VC2 Advisors is owned by Sugar House Trust and AEL Irrevocable Trust, trusts established for the benefit of the families of Michael Pope and Adam Levin. Pursuant to the agreement, VC2 shall perform consulting services for the Company relating to, among other things, sourcing and analyzing strategic acquisitions and introductions to various financing sources. VC2 shall receive an annual management fee payable in cash equal to 1.5% of total consolidated revenues at the end of each fiscal year ended December 31, 2016, 2017 and 2018, payable in monthly installments, commencing as of the date of the Company’s IPO. The annual fee is subject to a cap of $1,000,000 in each of 2016, 2017 and 2018. At its option, VC2 may also defer payment until the end of each year, payable as an option to purchase shares of Class A common stock of the Company, at a price per share equal to 100% of the closing price of the Company’s Class A common stock as traded on Nasdaq or any other national securities exchange as of December 31 of such year in question. Effective October 12, 2016, as a result of Adam Levin and Michael Pope no longer being employed at VC2, the consulting agreement with VC2 was terminated. Subsequently, the Company entered into new consulting agreements on identical terms with other entities which now employ Michael Pope and Adam Levin. As of December 31, 2018, the Company had a payable of $425,619 pursuant to these agreements.

In 2018, as a result of Adam Levin and Michael Pope no longer working at VC2 Advisors, the Company canceled the VC2 Advisors agreement and entered into a new management agreement, with substantially the same terms, with Canaan Parish, LLC, an entity affiliated with Michael Pope.

On November 30, 2017, in connection with the listing on NASDAQ, Dr. Crew purchased, at the par value, 53,000 shares of our Class A common stock representing 0.5% of the number of fully diluted shares of Class A common stock after giving effect to the acquisitions of the Boxlight Group and Genesis and our initial public offering. If we file a registration statement registering for resale shares held by its officers or directors, Dr. Crew may request that we include his shares in such registration statement. Dr. Crew was not be permitted to sell any of his shares until May 30, 2018 (six months following the consummation of our public offering) and thereafter, not more than 50% of his shares between the seventh month and 12th month after the consummation our public offering, and not more than 50% of the remaining shares between the 12th month and 18th months after the consummation of our public offering.

On November 30, 2017, in connection with the listing on NASDAQ, Mr. Richards purchased, at the par value, 133,000 shares of our Class A common stock representing 1.25% of the number of fully diluted shares of Class A common stock after giving effect to the acquisitions of the Boxlight Group and Genesis and our initial public offering.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2018 and 2017, respectively, rendered by GBH, CPA’s and Dixon Hughes Goodman LLP.

	Fiscal year ended December 31,
	2018	2017
Audit fees [1]	$397,698	$293,075
Audit-related fees [2]	60,336	43,910
Tax fees [3]	-	-
Total fees	$458,304	$336,985

1.	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

2.	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

3.	Tax fees include the preparation of federal tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings, and developments.

Audit Committee Pre-Approval Policies

The Audit Committee shall pre-approve any non-audit services proposed to be provided to the Company by the independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit
3.1	Eleventh Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 in the Draft Registration Statement on Form S-1 (Reg. No. 377-00845) filed on November 12, 2014).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 in the Draft Registration Statement on Form S-1 (Reg. No. 377-00845) filed on November 12, 2014)

4.1	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 in the Draft Registration Statement on Form S-1 (Reg. No. 377-00845) filed on November 12, 2014).

4.2	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 34.5 in the Draft Registration Statement on Form S-1 (Reg. No. 377-00845) filed on November 12, 2014).

4.3	Amended and Restated Certificate of Designations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.6 in the Draft Registration Statement on Form S-1 (Reg. No. 377-00845) filed on November 12, 2014).

4.4	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (Reg. No 333-204811) filed on December 9, 2015.

4.5	Form of Warrant Held by Vert Capital Corp. (incorporated by reference to Exhibit 4.6 in the Draft Registration Statement on Form S-1 (Reg. No. 377-00845) filed on February 12, 2015).

4.6	Form of Warrant Held by Lackamoola, LLC (incorporated by reference to Exhibit 4.7 in the Draft Registration Statement on Form S-1 (Reg. No. 377-00845) filed on November 12, 2014).

4.7	Form of Subscription Agreement for $1.00 per share (incorporated by reference to Exhibit 4.6 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on October 28, 2016).

4.8	Share Purchase Agreement, dated as of May 10, 2016 by and among Everest Display, Inc., Guang Feng International Ltd., Boxlight Holdings, Inc., Boxlight Corporation, Boxlight, Inc., Boxlight Latinoamerica, S.A. DE C.V. and Boxlight Latinoamerica, Servicios S.A. DE C.V. (incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on May 13, 2016).

4.9	Operating Agreement of EOSEDU, LLC by and between the Boxlight Corporation and EOSEDU, LLC dated September 17, 2018 (incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-226068) filed on September 24, 2018).

4.10	Warrant to Purchase 270 shares of Class A Common Stock, dated June 21, 2018, issued to Canaan Parish LLC (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (Reg. No. 333-226068) filed on July 5, 2018).

4.11

Warrant to Purchase 25,000 shares of Class A Common Stock, dated June 21, 2018, issued to Lackamoola LLC (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 (Reg. No. 333-226068) filed on July 5, 2018).

10.1	Trademark Assignment between Herbert Myers, Boxlight Corporation and Boxlight Inc. (incorporated by reference to Exhibit 10.6 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on May 13, 2016).

10.2	Employment Agreement by and between Boxlight Corporation and James Mark Elliott, dated November 30, 2017 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed April 2, 2018).

10.3	Employment Agreement by and between Boxlight Corporation and Michael Pope, dated November 30, 2017 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed April 2, 2018).

10.4	Employment Agreement by and between Boxlight Corporation and Sheri Lofgren, dated November 30, 2017 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed April 2, 2018).

10.5	Employment Agreement by and between Boxlight Corporation and Henry Nance, dated November 30, 2017 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed April 2, 2018).

10.6	$2,000,000 convertible promissory note of Boxlight Corporation to Mim Holdings, dated as of April 1, 2016 (Incorporated by reference to Exhibit 10.14 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on May 13, 2016).

10.7	Agreement by and between Loeb & Loeb LLP and Boxlight Corporation (incorporated by reference to Exhibit 10.38 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on December 28, 2015).

10.8	Amendment No. 2 to Membership Interest Purchase Agreement among Skyview Capital, LLC, Mimio LLC, MIM Holdings, LLC and Boxlight Corporation (incorporated by reference to Exhibit 10.30 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on December 15, 2016).

10.9	Amendment No. 3 to Membership Interest Purchase Agreement among Skyview Capital, LLC, Mimio LLC, MIM Holdings, LLC and Boxlight Corporation (incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on August 12, 2016).

10.10	Promissory Note between Boxlight, Inc. and AHA Inc. Co Ltd. (Iicorporated by reference to Exhibit 10.32 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on July 11, 2016).

10.11	Loan and Security Agreement with Hitachi Capital America Corp (incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on August 12, 2016).

10.12	Crestmark Loan and Security Agreement (incorporated by reference to Exhibit 10.35 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on January 12, 2017).

10.13	Amendment 1 to Share Purchase Agreement and Option Agreement by and Among Everest Display, Inc., Guang Feng International, Ltd., Boxlight Holdings, Boxlight Corporation, Boxlight Inc., Boxlight Latinoamerica S.A. and Boxlight Latinoamerica Servicios, S.A. DE C.V. (incorporated by reference to Exhibit 10.36 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on October 28, 2016).

10.14	Subscription Agreement between K Laser International Co., Ltd. And Boxlight Corporation for $1,000,000 equity investment at $5.60 per share (incorporated by reference to Exhibit 10.37 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on October 28, 2016).

10.15	$2,000,000 Convertible Promissory Note between Boxlight Corporation and Everest Display, Inc., dated September 29, 2016 (incorporated by reference to Exhibit 10.38 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on October 28, 2016).

10.16	Notice of Default – Skyview Capital (incorporated by reference to Exhibit 10.39 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on January 12, 2017).

10.17	Account Sale and Purchase Agreement between Sallyport Commercial Finance LLC and Boxlight Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 11, 2017).

10.18	Employment Agreement by and between Boxlight Corporation and Takesha Brown, dated March 19, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2018).

10.19	Stock Purchase Agreement and exhibits among Boxlight Corporation, Cohuborate Ltd. and the shareholders of Cohuborate, Ltd. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 (Reg. No. 333-226068) filed on July 5, 2018).

10.20	$500,000 promissory note from Boxlight Corporation to Harbor Gates Capital, LLC (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (Reg. No. 333-226068) filed on July 5, 2018).

10.21	Membership Interest Purchase agreement, dated as of September 17, 2018, by and among the Boxlight Corporation, Daniel Leis, Aleksandra Leis and EOSEDU, LLC (incorporated by reference to Exhibit 10.24 in Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-226068) filed on September 24, 2018).

10.22	Employment agreement, dated September 1, 2018, by and between Boxlight Corporation and Aleksandra Leis (incorporated by reference to Exhibit 10.25 in Amendment No. 1 to the Registration Statement on Form S-1(Reg. No. 333-226068) filed on September 24, 2018).

10.23	Employment agreement, dated September 1, 2018, by and between Boxlight Corporation and Daniel Leis (incorporated by reference to Exhibit 10.25 in Amendment No. 1 to the Registration Statement on Form S-1(Reg. No. 333-226068) filed on September 24, 2018.

10.24	Asset Purchase Agreement, dated March 12, 2019, between Boxlight Corporation, Boxlight Inc., Modern Robotics and Stephen Fuller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2019).

10.25	Securities Purchase Agreement, dated March 22, 2019, between Boxlight Corporation and Lind Global Macro Fund, LP. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 25, 2019).

10.26	Form of Secured Convertible Promissory Note dated March 22, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 25, 2019).

10.27	Security Agreement, dated March 22, 2019, between Boxlight Corporation and Lind Global Macro Fund (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed March 25, 2019).

10.28	Intercreditor Agreement, dated March 22, 2019, between Boxlight Corporation, Sallyport Commercial Finance, LLC and Lind Global Macro Fund, LLP (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed March 25, 2019).

21	Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933 the registrant has duly caused this Amendment No.1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Lawrenceville, of the State of Georgia, on this 28th day of March, 2019.

BOXLIGHT CORPORATION

By:	/s/ JAMES MARK ELLIOTT
James Mark Elliott
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ TAKESHA BROWN
Takesha Brown
Chief Financial Officer
(Principal Financial Officer)

41

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Boxlight Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Boxlight Corporation and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses since inception, has a working capital deficit, and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2018.

Atlanta, Georgia

March 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of
Boxlight Corporation

Lawrenceville, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Boxlight Corporation (the “Company”) as of December 31, 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2017 to correct misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GBH CPAs, PC

We served as the Company’s auditor from 2014 to 2018.

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 2, 2018, except for the effects of the restatements discussed in Note 1 as to which the date is August 16, 2018

Boxlight Corporation

Consolidated Balance Sheets

As of December 31, 2018 and December 31, 2017

	December 31, 2018	December 31, 2017
ASSETS
Current asset:
Cash and cash equivalents	$901,459	$2,010,325
Accounts receivable – trade, net of allowances	3,634,726	3,089,932
Inventories, net of reserve	4,214,316	4,626,569
Prepaid expenses and other current assets	1,214,157	388,006
Total current assets	9,964,658	10,114,832

Property and equipment, net of accumulated depreciation	226,409	29,752
Intangible assets, net of accumulated amortization	6,352,273	6,126,558
Goodwill	4,723,549	4,181,991
Other assets	298	292
Total assets	$21,267,187	$20,453,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,883,626	$2,502,962
Accounts payable and accrued expenses – related parties	6,009,112	4,391,713
Warranty	580,236	491,956
Short-term debt	2,306,227	752,449
Short-term debt – related parties	377,333	54,000
Convertible notes payable – related party	-	50,000
Current portion of earn-out payable- related party	136,667	-
Deferred revenues – short-term	938,050	1,127,423
Derivative liabilities	326,452	1,857,252
Other short-term liabilities	5,128	-
Total current liabilities	12,562,831	11,227,755

Deferred revenues - long term	134,964	175,294
Earn-out payable-related party	273,333	-
Long term debt- related party	328,000	-

Total liabilities	13,299,128	11,403,049

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 250,000 shares issued and outstanding	25	25
Common stock, $0.0001 par value, 200,000,000 shares authorized; 10,176,433 and 9,558,997 Class A shares issued and outstanding, respectively	1,018	956
Additional paid-in capital	27,279,931	21,125,956
Subscriptions receivable	(225)	(325)
Accumulated deficit	(19,206,271)	(12,028,388)
Other comprehensive loss	(106,419)	(47,848)
Total stockholders’ equity	7,968,059	9,050,376

Total liabilities and stockholders’ equity	$21,267,187	$20,453,425

Boxlight Corporation

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2018 and 2017

	2018	2017
Revenues	$37,841,277	$25,743,612
Cost of revenues	29,188,108	19,329,831
Gross profit	8,653,169	6,413,781

Operating expense:
General and administrative expenses	14,978,079	13,189,879
Research and development	671,653	465,940
Total operating expense	15,649,732	13,655,819

Loss from operations	(6,996,563)	(7,242,038)

Other income (expense):
Interest expense, net	(841,788)	(635,445)
Other income, net	68,109	200,589
Gain on settlement of liabilities, net	165,378	276,026
Change in fair value of derivative liabilities	426,981	861,302
Total other income (expense)	(181,320)	702,472

Net loss	$(7,177,883)	$(6,539,566)

Comprehensive loss:
Net loss	$(7,177,883)	$(6,539,566)
Other comprehensive loss:
Foreign currency translation loss	(58,571)	(34,930)
Total comprehensive loss	$(7,236,454)	$(6,574,496)

Net loss per common share – basic and diluted	$(.72)	$(1.20)
Weighted average number of common shares outstanding – basic and diluted	9,922,042	5,455,161

Boxlight Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2018 and 2017

	Series A		Series B		Series C		Class A		Additional		Other
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Subscriptions	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Deficit	Total

Balance, December 31, 2016	-	-	1,000,000	$100	270,000	$27	4,621,687	$461	7,615,732	(325)	(12,918)	(5,488,822)	2,114,255
Equity transactions in connection with IPO:
Issuance of common shares for cash	-	-	-	-	-	-	958,983	96	5,678,513		-	-	5,678,609
Issuance of common shares for settlement of accounts payable	-	-	-	-	-	-	41,017	4	287,115	-	-	-	287,119
Conversion of preferred stock to common stock for Genesis	-	-	(1,000,000)	(100)			370,040	37	63	-	-	-	-
Conversion of preferred stock to common stock for Boxlight Group acquisition	-	-	-	-	(270,000)	(27)	2,055,873	206	(179)	-	-	-	-
Issuance of Series A preferred stock for Genesis acquisition	250,000	25	-	-	-	-	-	-	(25)	-	-	-	-
Issuance of common shares to directors	-	-	-	-	-	-	186,000	19	1,301,981	-	-	-	1,302,000
Settlement of trademark liability	-	-	-	-	-	-	-	-	278,887	-	-	-	278,887
Issuance of common shares for legal services	-	-	-	-	-	-	138,692	14	(14)	-	-	-	-
Shares issued for:
Settlement of accounts payable – related parties for common shares	-	-	-	-	-	-	238,095	24	1,499,976	-	-	-	1,500,000
Conversion of EDI note for common shares	-	-	-	-	-	-	327,027	33	2,060,241	-	-	-	2,060,274
Conversion of Marlborough note for common shares							330,135	33	2,079,820	-	-	-	2,079,853
Exercise of stock options	-	-	-	-	-	-	291,448	29	(29)	-	-	-	-
Stock compensation	-	-	-	-	-	-	-	-	323,875	-	-	-	323,875
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(34,930)	-	(34,930)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,539,566)	(6,539,566)

Balance, December 31, 2017	250,000	$25	-	$-	-	$-	9,558,997	$956	$21,125,956	$(325)	$(47,848)	$(12,028,388)	$9,050,376
Shareholder payments received	-	-	-	-	-	-	-	-	-	100	-	-	100
Issuance of common shares for cash	-	-	-	-	-	-	60,000	6	419,994	-	-	-	420,000
Shares issued for:
Settlement of accounts payable	-	-	-	-	-	-	10,968	1	40,690	-	-	-	40,691
Acquisitions	-	-	-	-	-	-	500,057	50	2,617,696	-	-	-	2,617,746
Services Rendered							17,211	2	92,234	-	-	-	92,236
Exercise of stock options	-	-	-	-	-	-	29,200	3	-	-	-	-	3
Warrant cancellations- related party	-	-	-	-	-	-	-	-	1,148,068	-	-	-	1,148,068
Stock compensation	-	-	-	-	-	-	-	-	1,835,293	-	-	-	1,835,293
Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(58,571)	-	(58,571)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(7,177,883)	(7,177,883)

Balance, December 31, 2018	250,000	$25	-	$-	-	$-	10,176,433	$1,018	$27,279,931	$(225)	$(106,419)	$(19,206,271)	$7,968,059

Boxlight Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

	2018	2017

Cash flows from operating activities:
Net loss	$(7,177,883)	$(6,539,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	66,236	-
Bad debt expense	75,634	(88,783)
Gain on settlement of accounts payable	(61,818)	-
Gain on settlement of derivative liabilities	(103,560)	-
Change in allowance for sales returns and volume rebate	190,766	407,655
Change in inventory reserve	34,121	134,200
Change in fair value of derivative liabilities	(426,981)	(861,302)
Stock compensation expense	1,984,587	4,344,429
Other share-based payments	36,000	-
Depreciation and amortization	885,699	747,208
Loss on disposal of other assets	-	7,108
Gain on settlement of debt		(276,026)
Changes in operating assets and liabilities:
Accounts receivable – trade	(72,882)	(464,657)
Inventories	836,385	(596,653)
Prepaid expenses and other current assets	(805,365)	78,679
Accounts payable and accrued expenses	(583,132)	(985,986)
Accounts payable and accrued expenses – related parties	1,571,838	2,137,661
Deferred revenues	(224,463)	614,337
Other short-term liabilities	-	(1,686)
Net cash used in operating activities	(3,774,818)	(1,343,382)

Cash flows from investing activities:
Cash receipts from acquisition	1,310,334	-
Cash paid for acquisition	(410,138)	-
Payment made for purchase of intangible assets	-	(10,001)
Net cash provided by investing activities	900,196	(10,001)

Cash flows from financing activities:
Proceeds from short-term debt	23,861,448	10,214,673
Proceeds from short-term debt – related parties		-
Principal payments on short-term debt	(22,499,666)	(12,143,023)
Principal payments on short-term debt-related party		(822,550
Principal payments on convertible debt – related party		-
Proceeds from subscriptions receivable	100	-
Distributions to the member of Mimio		-
Proceeds from issuance of common stock	420,000	5,678,609
Proceeds from issuance of common stock upon exercise of options	3	29
Net cash (used in) provided by financing activities	1,781,885	2,927,738

Effect of currency exchange rates	(16,129)	(20,532)

Net increase (decrease) in cash and cash equivalents	(1,108,866)	1,553,823

Cash and cash equivalents, beginning of the year	2,010,325	456,502

Cash and cash equivalents, end of the year	$901,459	$2,010,325

Supplemental cash flows disclosures:
Cash paid for interest	$808,694	$518,106
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued as consideration for acquisition of Cohuba	$1,435,176	$-
Shares issued, note payable and earnout out liability as consideration for acquisition of Qwizdom	$1,894,570	$-
Shares issued as consideration for acquisition of EOS	$354,000	$-
Issuance of Series A Preferred stock for the acquisition of Genesis	$-	$25
Settlement of related party derivative	$1,149,580	$-
Shares to settle accounts payable	$64,691	$-
Derivative liabilities from issuance of warrants	$-	$2,718,554
Conversion of Series B and C Preferred Stock to common stock upon IPO	$-	$127
Conversion of convertible note payable – related parties to common stock	$-	$4,140,127
Settlement of short-term debt through issuance of common stock	$-	$-
Settlement of accounts payable through issuance of common stock	$-	$1,787,119
Settlement of trademark liability at IPO date	$-	$250,000

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

Effective April 1, 2016, we acquired Mimio LLC (“Mimio”). Mimio designs, produces and distributes a broad range of Interactive Classroom Technology products primarily targeted at the global K-12 education market. Mimio’s core products include interactive projectors, interactive flat panel displays, interactive touch projectors, touchboards and MimioTeach, which can turn any whiteboard interactive within 30 seconds. Mimio’s product line also includes an accessory document camera, teacher pad for remote control and an assessment system. Mimio was founded on July 11, 2013 and maintained its headquarters in Boston, Massachusetts. Manufacturing is by ODM’s and OEM’s in Taiwan and China. Mimio products have been deployed in over 600,000 classrooms in dozens of countries. Mimio’s software is provided in over 30 languages. Effective October 1, 2016, Mimio LLC was merged into our Boxlight Inc. subsidiary.

Effective May 9, 2016, we acquired Genesis Collaboration LLC (“Genesis”). Genesis is a value-added reseller of interactive learning technologies, selling into the K-12 education market in Georgia, Alabama, South Carolina, northern Florida, western North Carolina and eastern Tennessee. Genesis also sells our interactive solutions into the business and government markets in the United States. Effective August 1, 2016, Genesis was merged into our Boxlight Inc. subsidiary.

Effective July 18, 2016, we acquired Boxlight Inc., Boxlight Latinoamerica, S.A. DE C.V. (“BLA”) and Boxlight Latinoamerica Servicios, S.A. DE C.V. (“BLS”) (together, “Boxlight Group”). The Boxlight Group sells and distributes a suite of patented, award-winning interactive projectors that offer a wide variety of features and specifications to suit the varying needs of instructors, teachers and presenters. With an interactive projector, any wall, whiteboard or other flat surface becomes interactive. A teacher, moderator or student can use the included pens or their fingers as a mouse to write or draw images displayed on the surface. As with interactive whiteboards, interactive projectors accommodate multiple users simultaneously. Images that have been created through the projected interactive surface can be saved as computer files. The new Company’s new ProjectoWrite 12 series, launched in February 2016, allows the simultaneous use of up to ten simultaneous points of touch.

On May 9, 2018, and pursuant to a stock purchase agreement, Boxlight Parent acquired 100% of the capital stock of Cohuborate LTD based in Lancashire, England. Cohuba produces, sells and distributes interactive display panels designed to provide new learning and working experiences through high-quality technologies and solutions through in-room and room-to-room multi-devices multi-user collaboration.

On June 22, 2018, and pursuant to a stock purchase agreement, Boxlight Parent acquired 100% of the capital stock of the Qwizdom Companies. The Qwizdom Companies develop software and hardware solutions that are quick to implement and designed to increase participation, provide immediate data feedback, and, most importantly, accelerate and improve comprehension and learning. The Qwizdom Companies have offices outside Seattle, WA and Belfast, Northern Ireland and deliver products in 44 languages to customers around the world through a network of partners. Over the last three years, over 80,000 licenses have been distributed for the Qwizdom Companies’ interactive whiteboard software and online solutions.

On August 31, 2018, we purchased 100% of the membership interest equity of EOSEDU, LLC, an Arizona limited liability company owned by Daniel and Aleksandra Leis. EOSEDU is in the business of providing technology consulting, training, and professional development services to create sustainable programs that integrate technology with curriculum in K-12 schools and districts.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Boxlight Corporation, Boxlight Group, Mimio, Genesis, Cohuba, Qwizdom Companies and EOS. Transactions and balances among Boxlight Corporation, Boxlight Group, Mimio, Genesis, Cohuba, Qwizdom Companies and EOS have been eliminated. The Company restated its financial statements as of and for the year ended December 31, 2017 to correct misstatements related to derivative liabilities and stock compensation.

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

FOREIGN CURRENCIES

The Company’s functional currency is the U.S. dollar. Boxlight Group’s functional currency is the British Pound. The Company translates their financial statements from their functional currencies into the U.S. dollar.

An entity’s functional currency is the currency of the primary economic environment in which it operates and is generally the currency in which the business generates and expends cash. Boxlight Group, whose functional currency is the British Pound, translates their assets and liabilities into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rates for the year. Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of equity (deficit). Foreign exchange gains and losses included in net income result from foreign exchange fluctuations on transactions denominated in a currency other than an entity’s functional currency.

RECLASSIFICATIONS

We reclassified $491,956 between accounts payable and accrued expenses and warranty liabilities in the balance sheet as of December 31, 2017. This reclassification had no impact on our total current liabilities and statement of cash flows as of and for the year ended December 31, 2017.

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

INVENTORIES

Inventories are stated at the lower of cost or net realizable value and include spare parts and finished goods. Inventories are primarily determined using specific identification method and the first-in, first-out (“FIFO”) cost method. Cost includes direct cost from the CM or OEM, plus material overhead related to the purchase, inbound freight and import duty costs.

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

LONG–LIVED ASSETS

Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell.

GOODWILL

Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Goodwill is not amortized and is not deductible for tax purposes.

Under ASC 350, we have an option to perform a “qualitative” assessment of the Company to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of the business is less than carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. If we determine that the Company meets these criteria, we perform a qualitative assessment. In this qualitative assessment, we consider the following items: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, we assess whether the most recent fair value determination results in an amount that exceeds the carrying amount of the Company. Based on these assessments, we determine whether the likelihood that a current fair value determination would be less than the current carrying amount is not more likely than not. If it is determined it is not more likely than not, no further testing is required. If further testing is required, we continue with the quantitative impairment test.

In analyzing goodwill for potential impairment in the quantitative impairment test, we use a combination of the income and market approaches to estimate the fair value. Under the income approach, we calculate the fair value based on estimated future discounted cash flows. The assumptions we use are based on what we believe a hypothetical marketplace participant would use in estimating fair value. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings before interest, income taxes, depreciation and amortization for benchmark companies. If the fair value exceeds carrying value, then no further testing is required. However, if the fair value were to be less than carrying value, we would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the goodwill exceeded its implied value.

Intangible assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No material impairments of intangible assets have been identified during any of the periods presented. Intangible assets are tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach.

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgement and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following tables set forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and 2017:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2018
Derivative liabilities - warrant instruments	$-	$-	$326,452	$326,452
Earn-out payable			410,000	410,000
			$736,452	$736,452

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2017
Derivative liabilities - warrant instruments	$-	$-	$1,857,252	$1,857,252

			$1,857,252	$1,857,252

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

Service revenue is comprised of product installation services and training services. These service revenues are normally entered into at the time products are sold. Service prices are established depending on product equipment sold and include a cost value for the estimated services to be performed based on historical experience. The Company outsources installation services to third parties and recognizes revenue upon completion of the services. The Company also performs training and professional development services and recognizes revenue upon completion of the training sessions.

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

The Company does enter into some bill and hold arrangements with customers. Each arrangement is reviewed and revenue is recognized only when the following criteria have been met: (1) the risk of ownership has passed to the buyer (2) the customer must have made a fixed commitment to purchase the goods (3) the buyer must request the transaction to be on a bill and hold basis and have a substantial business purpose for the request (4) there must be a fixed schedule for delivery (5) no remaining performance obligations and (6) goods are complete and ready to ship and segregated from inventory.

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

STOCK COMPENSATION

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

In February 2016, a pronouncement was issued that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU provides amendments to the current guidance on determining which changes to the terms and conditions of share-based payment awards require the application of modification accounting. The effects of a modification should be accounted for unless there are no changes between the fair value, vesting conditions, and classification of the modified award and the original award immediately before the original award is modified. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU did not have a significant impact on the financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This update is a part of FASB’s disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. The amendments in this update remove, modify, and add certain disclosure requirements within Topic 820. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this update and an entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until the effective date. Certain disclosure amendments are to be applied prospectively for only the most recent interim or annual period presented, while other amendments are to be applied retrospectively to all periods presented. The Company does not believe that the adoption of this ASU will have a significant impact on its financial statements.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligation currently in default or negotiate alternative repayment arrangements, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of December 31, 2018, the Company had an accumulated deficit of $19,206,271 and a net working capital deficit of $2,598,173. During the year ended December 31, 2018, the Company incurred a net loss of $7,177,883 and net cash used in operations was $3,774,818. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is seeking to obtain funds for operations from public or private sales of equity or debt securities or from banks or other loans.

NOTE 3 – ACQUISITIONS

The acquisitions described below were each accounted for as business combinations which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill.

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

On June 22, 2018, the Company acquired 100% of the share capital of Qwizdom, Inc. based in the state of Washington and its subsidiary Qwizdom UK Limited based in Northern Ireland (the “Qwizdom Companies”). The Qwizdom companies develop software and hardware solutions that are quick to implement and designed to increase participation, provide immediate data feedback, and, most importantly, accelerate and improve comprehension and learning. We purchased the Qwizdom shares for (1) $410,000 in cash, (2) issuance of an 8% promissory note of $656,000 (3) issuance of 142,857 shares of the Company’s Class A common stock, and (4) an annual earn-out payment at maximum of $410,000 based on 16.4% of future consolidated revenues as defined in the agreement from 2018 to 2020.

Assets acquired:
Cash	$239,698
Accounts receivable	662,636
Inventory	132,411
Other current assets	20,857
Property and equipment	299,525
Intangible assets	650,188
Goodwill	477,145
Total assets acquired	2,482,460
Total liabilities assumed	(177,890)

Net assets acquired	$2,304,570

Consideration paid:
Cash	$410,000
Promissory note	656,000
Issuance of 142,857 shares of Class A common stock	828,570
Earn-out payable	410,000

Total	$2,304,570

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

For the year ended December 31, 2018

Revenues	$39,118,779
Cost of revenues	(29,534,694)
Operating expenses	(16,874,840)
Other incomes (expenses)	(181,172)
Net loss	$(7,471,927)

Net loss per common share	$(0.74)
Weighted average outstanding common shares – basic and diluted	10,149,786

The pro forma combined results of operations were adjusted to include Cohuba’s, Qwizdom Companies’ and EOS’ operating results for the period from January 1, 2018 to the day that the companies were acquired by the Company. In addition, the pro forma results of operations were adjusted for the following expenses:

For the year ended December 31, 2018

Record amortization expense of intangible assets acquired	$100,000

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

NOTE 4 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at December 31, 2018 and 2017:

	2018	2017

Accounts receivable – trade	$4,658,352	$3,846,724
Allowance for doubtful accounts	(276,507)	(200,874)
Allowance for sales returns and volume rebates	(747,119)	(555,918)

Accounts receivable - trade, net of allowances	$3,634,726	$3,089,932

The Company wrote off accounts receivable of $90,890 and $163,402 for the years ended December 31, 2018 and 2017, respectively.

NOTE 5 – INVENTORIES

Inventories consisted of the following at December 31, 2018 and 2017:

	2018	2017

Finished goods	$4,135,424	$4,611,973
Spare parts	285,575	187,158
Reserves for inventory obsolescence	(206,683)	(172,562)

Inventories, net	$4,214,316	$4,626,569

The Company wrote off inventories of $105,669 and $83,500 for the years ended December 31, 2018 and 2017, respectively.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at December 31, 2018 and 2017:

	2018	2017

Prepayments to vendors	$1,033,896	$295,448
Employee receivables	1,794	6,203
Prepaid local taxes	1,614	1,015
Prepaid and refundable income taxes	-	33,435
Prepaid licenses and other	176,853	51,905

Prepaid expenses and other current assets	$1,214,157	$388,006

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2018 and 2017:

	Useful lives	2018	2017

Building	50 years	$199,708	$-
Building improvements	15 years	9,086	-
Leasehold improvements	9-10 years	3,355	3,355
Office equipment	2-7 years	36,450	21,341
Other equipment	5 years	42,485	42,485

Property and equipment, at cost		291,084	67,181
Accumulated depreciation		(64,675)	(37,429)

Property and equipment, net of accumulated depreciation		$226,409	$29,752

For the years ended December 31, 2018 and 2017, the Company recorded depreciation expense of $107,296 and $30,288, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at December 31, 2018 and 2017:

	Weighted Average useful lives	2018	2017

Patents	9 years	$81,683	$67,395
Customer relationships	10 years	4,009,355	3,567,396
Technology	5 years	178,400	-
Domain	15 years	13,955	-
Trademarks	10 years	3,917,590	3,554,932

Intangible assets, at cost		8,200,983	7,189,723
Accumulated amortization		(1,848,710)	(1,063,165)

Intangible assets, net of accumulated amortization		$6,352,273	$6,126,558

Goodwill from acquisition of Mimio	N/A	$44,931	$44,931
Goodwill from acquisition of Boxlight	N/A	4,137,060	4,137,060
Goodwill from acquisition of EOS	N/A	78,411	-
Goodwill from acquisition of Qwizdom	N/A	477,145	-
		$4,737,547	$4,181,991

For the years ended December 31, 2018 and 2017, the Company recorded amortization expense of $785,547 and $716,920, respectively.

NOTE 9 – DEBT

The following is debt at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Short-term debt – third parties
Note payable – Harbor Gates Capital	$500,000	$-
Note payable – AHA	-	250,000
Note Payable – Radium Capital	725,159	-
Note Payable- Whitebirk Finance Limited	127,329	-
Accounts receivable financing – Sallyport Commercial	953,739	502,449
Total short-term debt – third parties	2,306,227	752,449

Short-term debt – related parties
Note Payable – Qwizdom (Darin & Silvia Beamish)	273,333	-
Note payable – Logical Choice Corporation - Delaware	54,000	54,000
Note Payable - Mark Elliott	50,000	-
Total short-term debt – related parties	377,333	54,000

Convertible debt – related party
Convertible note payable – Mark Elliott	-	50,000

Long-term debt – related parties
Note payable – Qwizdom (Darin & Silvia Beamish)	328,000	-

Total debt	$3,011,560	$856,449

Short-Term Debt - Third Parties:

AHA Note

On June 3, 2016, prior to the Company’s acquisition of Boxlight Group, Boxlight Group issued a promissory note to AHA Inc. Co Ltd. (“AHA”), a Korean corporation, in the amount of $1,895,413 to settle unpaid accounts payable of $1,866,418 for purchases of inventory. Interest was payable in the amount of 6.5% per annum. The principal was due and payable in eight equal monthly principal payments in the amount of $236,926 beginning on June 30, 2016. Interest was to be paid in consecutive monthly installments for eight months.

On November 29, 2017, the outstanding principal and interest were reduced to $500,000 related to a settlement agreement reached with AHA, resulting in a gain on settlement of $304,913. Pursuant to the settlement agreement, the Company paid $250,000 with the remaining principal due in six equal monthly payments of $41,667 commencing January 2018. On June 8, 2018, the Company satisfied in full the obligation due to AHA and received a notice of dismissal.

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

As of December 31, 2018, outstanding principal and accrued interest were $953,739 and $0, respectively. For the year ended December 31, 2018, the Company incurred interest expense of $642,888.

Harbor Gates Capital

On May 16, 2018, the Company entered into an unsecured promissory note agreement for $500,000 with Harbor Gates Capital. The note bears an interest rate of 7% and matures on February 16, 2019. In addition, the Company issued 5,715 shares of its Class A common stock valued at $56,236 to the lender in lieu of payment of origination fees which was recorded as original issue discount and fully amortized because of the short-term. If the Company fails to pay the note on the maturity date, the note may be converted into its Class A common stock at a price of $4.00 per share at the option of the holder. As of December 31, 2018, outstanding principal and accrued interest were $500,000 and $21,959, respectively.

Radium Capital

On September 20, 2018, the Company entered into an agreement for the purchase and sale of future receipts with Radium Capital. Pursuant to the agreement, Radium provided proceeds of $1,000,000 to the Company based on expected future revenue. The cost of the proceeds was 26% of the loan amount plus a $10,000 origination fee. The origination fee was recorded as original issue discount and fully amortized due to the short-term nature of the agreement. The Company is required to make weekly payments of $26,636 commencing October 3, 2018 to repay the debt. As of December 31, 2018, outstanding principal and accrued interest were $725,159 and $0, respectively.

Whitebirk Finance Limited

On September 20, 2018, the Company entered into an unsecured promissory note agreement for £98,701 with Whitebirk Finance Limited. The note bears an interest rate of 5% and matures on August 31, 2019. This note was entered to settle outstanding accounts payable between Cohuba and Whitebirk related to inventory purchases. As of December 31, 2018, outstanding principal and accrued interest were $127,329 and $2,122, respectively.

Short-Term Debt - Related Parties:

Line of Credit - Logical Choice Corporation-Delaware

On May 21, 2014, the Company entered into a line of credit agreement with Logical Choice Corporation-Delaware (“LCC-Delaware”), former sole member of Genesis. The line of credit allowed the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed accrued interest at 10% per annum. Interest accrued on any advanced funds was due monthly and the outstanding principal and any accrued interest were due in full on May 21, 2015. In May 2016, the maturity date was extended to May 21, 2018. This loan is currently in default. The assets of Genesis have been pledged, but subordinated to Sallyport financing, as a security interest against any advances on the line of credit. As of December 31, 2018, outstanding principal and accrued interest under this agreement was $54,000 and $21,316, respectively. As of December 31, 2017, outstanding principal and accrued interest under this agreement was $54,000 and $15,916, respectively.

Note Payable – Mark Elliott

On January 16, 2015, the Company issued a note to Mark Elliott, the Company’s Chief Executive Officer, in the amount of $50,000. The note as amended was due on December 31, 2018 and bears interest at an annual rate of 10%, compounded monthly. The note is convertible into the Company’s common stock at the lesser of (i) $6.28 per share, (ii) a discount of 20% to the stock price if the Company’s common stock is publicly traded, or (iii) if applicable, such other amount negotiated by the Company. The note holder may convert all, but not less than all, of the outstanding principal and interest due under this note. On July 3, 2018, Mark Elliott, the Company’s Chief Executive Officer amended the note to eliminate the conversion provision of the note. As of December 31, 2018, outstanding principal and accrued interest under this note were $50,000 and $19,808, respectively. The note is currently in default. As of December 31, 2017, outstanding principal and accrued interest under this note were $50,000 and $14,808, respectively.

Long-Term Debt - Related Parties:

Long Term Note Payable- Qwizdom Shareholders

On June 22, 2018, the Company issued a note to Darin and Silvia Beamish, previous 100% shareholders of Qwizdom, in the amount of $656,000 bearing an 8% interest rate. The note was issued as a part of the purchase price pursuant to the Stock Purchase agreement. The principal and accrued interest of the $656,000 note is due and payable in 12 equal quarterly payments. The first quarterly payment was due September 2018 and subsequent quarterly payments are due through June 2021. Principal and accrued interest become due and payable in full upon the completion of a public offering of Class A common stock or private placement of debt or equity securities for $10,000,000 or more. As of December 31, 2018, outstanding principal and accrued interest under this note were $601,333 and $12,126, respectively. Principal in the amount of $273,333 is due within a year from December 31, 2018.

Principal repayments to be made during the next five years are as follows:

$
2019	2,683,560
2020	218,667
2021	109,333
2022	-
2023	-
Total	3,011,560

NOTE 10 – DEFERRED REVENUE

The Company has future performance obligations for separately priced extended warranties sold related to its Lamps for Life program and advances from customers. Deferred revenue consisted of the following:

	December 31, 2018	December 31, 2017

Balance, beginning of year	$1,302,717	$767,726
Additions	17,989,811	1,070,528
Amortization	(18,219,514)	(535,537)
Balance, ending of year	1,073,014	1,302,717

Deferred revenue – short-term	938,050	1,127,423
Deferred revenue – long-term	$134,964	$175,294

The Company entered an arrangement with a distributor which specified shipment to an intermediate site before final delivery to the end user. The distributor would prepay the majority of the sales price and assumes title to the products upon shipment to the intermediate site. The balance of the sales price would be payable upon final delivery to the end user. Revenue was deferred for sales subject to these payment terms and recognized upon final delivery.

NOTE 11 – DERIVATIVE LIABILITIES

At December 31, 2018 and December 31, 2017, the Company had warrants that contain net cash settlement provisions or do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company concluded that the warrants should be accounted for as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at December 31, 2018 and 2017:

December 31, 2018
Common stock issuable upon exercise of warrants	1,129,121
Market value of common stock on measurement date	$1.20
Exercise price	$1.68
Risk free interest rate (1)	2.46 – 2.63%
Expected life in years	1.3 – 3.3 years
Expected volatility (2)	74% – 124%
Expected dividend yields (3)	0%

December 31, 2017
Common stock issuable upon exercise of warrants	1,020,717
Market value of common stock on measurement date	$5.79
Exercise price	$$7.70 to $7.00
Risk free interest rate (1)	1.89%
Expected life in years	2 years
Expected volatility (2)	70.69%
Expected dividend yields (3)	0%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The historical trading volatility was determined by calculating the volatility of the Company’s peers’ common stock.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities rollforward for the years ended December 31, 2018 and 2017:

Amount
Balance, December 31, 2016	-
Initial valuation of derivative liabilities of warrants	2,718,554
Change in fair value of derivative liabilities	(861,302)

Balance, December 31, 2017	$1,857,252
Initial valuation of derivative liabilities upon issuance of warrants	149,321
Cancellation of warrants	(1,253,140)
Change in fair value of derivative liabilities	(426,981)

Balance, December 31, 2018	326,452

The change in fair value of derivative liabilities includes losses from exercise price modifications.

NOTE 12 – INCOME TAXES

The Company operates in the United States, United Kingdom and Mexico. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned. The Company idled its office in Mexico in 2016. For the years ended December 31, 2018 and 2017, the Company has incurred net losses and, therefore, has no tax liability. The cumulative net operating losses carry-forward on tax basis income was approximately $9.8 and $7.6 million at December 31, 2018 and 2017, respectively. The recoverability of these carryforwards depends on the Company’s ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2018 and 2017.

The Company is subject to United States federal income taxes. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows (rounded to nearest $000):

	2018	2017
Income tax benefit computed at the statutory rate	$1,507,355	$2,289,000
Stock compensation	(417,000)	(1,521,000)
Non-deductible expenses	(176,000)	(21,000)
Effect of U.S. tax law change	-	(1,107,000)
Change in valuation allowance	(914,355)	360,000

Provision for income taxes	$-	$-

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

Significant components of the Company’s deferred tax assets after applying enacted corporate income tax rates are as follows (rounded to nearest $000):

	December 31, 2018	December 31, 2017
Depreciation and amortization expenses	$26,000	$8,000
Bad debt expense	238,000	106,000
Others	200,000	-
Net loss carrying forward	2,060,000	1,589,000
Valuation allowance	(2,524,000)	(1,703,000)

Net deferred income tax assets	$-	$-

The tax years from 2015 to 2018 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

Common Stock

The Company’s common stock consists of: 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of December 31, 2018, and December 31, 2017, the Company had 10,176,433 and 9,558,997 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at December 31, 2018 and December 31, 2017.

Issuance of common stock

Issuances in 2018:

On January 8, 2018, the Company issued 60,000 shares of common stock to K Laser valued at $7.00 per share for cash of $420,000.

On April 13, 2018, the Company issued 1,015 shares of common stock at $3.94 to a consultant in lieu of payment for services.

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

On October 15, 2018, the Company issued 1,960 shares of Class A common stock at $2.04 per share to a consultant in lieu of payment for services.

On November 15, 2018, the Company issued 1,970 shares of Class A common stock at $2.03 per share to a consultant in lieu of payment for services.

On December 17, 2018, the Company issued 2,381 shares of Class A common stock at $1.68 per share to a consultant in lieu of payment for services.

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

Issuance of common stock for directors’ compensation

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

Settlement of trademark liability

On April 16, 2009, Boxlight Inc. entered into a trademark license agreement with Herbert H. Myers whereby Boxlight Inc. agreed to pay Mr. Myers 15% of the quarterly net income of Boxlight Inc. This payment would continue until $1,250,000 is paid, upon which, the license fee shall drop to 10%. Upon reaching the aggregate sum of $2,500,000 or 10 years of licensing, the trademark would be sold to Boxlight Inc. for $1. Through the period ended December 31, 2014, Boxlight Inc. paid $32,580 related to this agreement.

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

Issuance of common stock in connection with Loeb & Loeb agreement

On December 16, 2015, and as amended in April and November 2017, the Company agreed to pay Loeb & Loeb (“Loeb”) for legal services rendered in connection with the Company’s IPO for $900,000. Pursuant to the amendment agreement, upon closing the IPO, the Company made a cash payment to Loeb of $400,000 and issued 138,692 restricted shares of Class A common stock. Commencing with the first month after the closing of the IPO, the Company would make six monthly cash payments to Loeb each in the amount of $47,500 no later than the fifth day of each month for a total amount of $285,000. Upon receipt of the total payment of $285,000, Loeb would return 82,059 shares to the Company. No later than 12 months after the closing of IPO, the Company would pay the remaining balance of $215,000. Upon receipt of the final payment of $215,000, Loeb would return 33,517 shares to the Company. Loeb will continue to beneficially own 23,116 shares of our Class A common stock. At December 31, 2018, the Company had paid $900,000 and had no remaining payable.

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

NOTE 14 – SHARE-BASED COMPENSATION

The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees, and consultants of the Company or a subsidiary of the Company under the Boxlight 2014 Stock Option plan is 2,390,438 shares. The plan was amended on September 7, 2018, wherein the Board and shareholders approved the addition of 300,000 shares increasing the total plan shares to 2,690,438. As of December 31, 2018, the Company had 972,414 shares reserved for issuance under the plan.

Stock Options

Under our stock option program, an employee receives an award that provides the opportunity in the future to purchase the Company’s shares at the market price of our stock on the date the award is granted (strike price). The options become exercisable immediately or vest over four years and expire five years from the grant date, unless stated differently in the option agreements, if they are not exercised. Stock options, excluding immediately vested, have no financial statement effect on the date they are granted but rather are reflected over time through recording compensation expense. We record compensation expense based on the estimated fair value of the awards on a straight-line basis over the vesting period. Compensation expense is reduced by the fair value of options that are.

Following is a summary of the option activities during the years ended December 31, 2018 and 2017:

	Number of Units	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2016	850,405	$0.08	*	7.58
Granted	374,542	$6.39
Exercised	(291,402)	$0.0001
Cancelled	(120,971)	$0.12
Outstanding, December 31, 2017	812,574	$3.01		5.64
Granted	1,019,500	$5.08
Exercised	(29,200)	$0.0001
Cancelled	(84,850)	$4.81
Outstanding, December 31, 2018	1,718,024	$4.18		4.64
Exercisable, December 31, 2018	1,133,496	$3.68		4.51

*Adjusted due to the change of exercise price of options issued to its Chief Financial Officer effective November 1, 2016.

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. As of December 31, 2018 and 2017, the options had an intrinsic value of approximately $0.5 million and $2.1 million, respectively.

Issuances in 2018:

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

Variables used in the Black-Scholes option-pricing model for options granted during the year ended December 31, 2018 include: (1) discount rate of 2.01% – 2.89% (2) expected life, using simplified method, of 3 – 6 years, (3) expected volatility of 66% – 71%, and (4) zero expected dividends.

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

Warrants

Following is a summary of the warrant activities during the years ended December 31, 2018 and 2017:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2016
Granted	1,070,717	$7.57	2.12
Outstanding, December 31, 2017	1,070,717	$7.57	2.12
Granted	402,657	$1.7
Cancelled	(289,253)	$3.94	1.50
Outstanding,December 31, 2018	1,184,121	$1.90	1.63
Exercisable, December 31, 2018	835,059	$1.68	1.00

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

On May 31, 2018, the Company cancelled warrants to purchase 289,253 shares of Class A common stock at a strike price of $3.94 per share. The Company recorded additional contribution of $1,149,580 and gain from settlement of liabilities of $103,560 in connection with the cancellation.

On June 21, 2018, the Company issued warrants to purchase 270,000 and 25,000 shares of Class A common stock at a strike price of $6.00 per share to Canaan Parish and a consultant, respectively, for future advisory services. The warrants are exercisable by the holder only after October 1, 2018 and expire on December 31, 2021. These warrants have an aggregate fair value of approximately $930,000 on the grant date that was calculated using the Black-Scholes option-pricing model. These warrants contain non-fixed settlement provision that the exercise price can be lower when a qualified event occur as defined in the agreement. The Company concluded that the instruments are accounted for as derivative liabilities. See Note 11. During the year ended, the Company recorded approximately $62,000 compensation and derivative liabilities based on vesting term.

In 2018, the Company issued 86,511 and 16,146 warrants to Dynamic Capital and Canaan Parish, respectively. The warrants were issued in accordance with the terms of the warrant agreements that required the issuance of additional shares when the Company issues shares to either raise additional capital or complete an acquisition.

On November 7, 2014, the Company agreed to issue to Vert Capital and a consultant five - year warrants with terms contingent upon the completion of the IPO for advisory and consulting services to purchase 796,813 and 23,904, shares of our Class A common stock respectively. The warrants had an exercise price equal to 110% of the initial per share offering price. The Company completed its IPO in November 2017, establishing the exercise price and the grant date, and determined on the measurement date that these warrants had a fair value of $2,087,840 and $62,718, respectively, using a binomial option-pricing model.

Effective as of October 12, 2016 and November 28, 2017, and as a result of Adam Levin and Michael Pope no longer being employed at Vert Capital, Boxlight Parent cancelled the Vert Capital warrants and reissued 597,610 and 199,203 warrants under the same terms to Dynamic Capital LLC (“Dynamic”) and Canaan Parish LLC (“Canaan”), entities associated with Adam Levin and to Michael Pope, respectively, upon the completion of the IPO. These warrants expire on December 31, 2019. Among other provisions, such warrants contain “cashless” exercise rights, certain warrant coverage provisions and net cash settlement rights. Specifically, the holders of the warrants were entitled to receive additional warrants to purchase up to 20% of the number of shares of Class A common stock in total (or securities convertible or exercisable for Class A common stock) that are issued by Boxlight Parent in connection with a qualified equity financing or acquisition event as defined in the warrants. The warrants prohibit the holder from selling any of the shares issuable upon exercise of such warrants for a period of not less than nine months from the date of issuance. These warrants had a fair value of $2,087,840 on the measurement date using the binomial option-pricing model and were immediately exercisable upon the closing of IPO.

In November 2017, the Company committed to grant additional 150,000 and 50,000 warrants to Dynamic and Canaan, respectively. These warrants had a fair value of $567,996 on the measurement date using the binomial option-pricing model and were immediately exercisable upon issuance.

In November 2017, the Company granted warrants to its placement agents for the IPO to purchase an aggregate of 50,000 shares of common stock with an exercise price at $7.70 price per share of the Company’s IPO. These warrants expire on August 29, 2022. These warrants had a fair value of $192,591 on the grant date using the Black-Scholes Option-Pricing Model and will be exercisable on August 29, 2018.

Variables used in the binomial and Black-Scholes option-pricing model for warrants granted during the year ended December 31, 2018 include: (1) discount rate of 2.46% – 2.63% (2) expected life of 1.00 – 3.00 years, (3) expected volatility of 71% – 74%, and (4) zero expected dividends. As of December 31, 2018, the warrants had an intrinsic value of $0.

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

During the year ended December 31, 2018, 1,129,121 warrants’ exercise prices were reset to $1.68 per share, respectively, upon a qualified event as defined in the agreements.

Stock compensation expense

For the year ended December 31, 2018 and 2017, the Company recorded the following stock compensation in general and administrative expense:

	2018	2017
Stock options	$1,835,293	$323,875
Warrants	149,294	2,718,554
Class A common stock grants	-	1,302,000
Total stock compensation expense	$1,984,587	$4,344,429

As of December 31, 2018, there was approximately $1.5 million of unrecognized compensation expense related to unvested options, which will be amortized over the remaining vesting period. Of that total, approximately $0.5 million is estimated to be recorded as compensation expense in 2019.

NOTE 15 – OTHER RELATED PARTY TRANSACTIONS

Management Agreement – VC2 Advisors, LLC

On November 30, 2017, the Company entered into a management agreement with Dynamic Capital, LLC, a Delaware limited liability company owned by the AEL Irrevocable Trust and managed by Adam Levin (“Dynamic Capital”). Pursuant to the agreement, Dynamic Capital shall perform consulting services for the Company relating to, among other things, sourcing and analyzing strategic acquisitions and introductions to various financing sources. Dynamic Capital shall receive a management fee payable in cash equal to 1.125% of total consolidated net revenues for the fiscal years ended December 31, 2017 and 2018, payable in monthly installments. The annual fee is subject to a cap of $750,000 in each of 2017 and 2018. At its option, Dynamic Capital may defer payment until the end of each year and receive payment in the form of shares of Class A common stock of the Company. As of December 31, 2018 and December 31, 2017, the Company had a payable of $425,619 and $35,632, respectively, pursuant to the agreement.

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

Sales and Purchases - EDI

Everest Display Inc. (“EDI”), an affiliate of the Company’s major shareholder K-Laser, is a major supplier of products to the Company. For the year ended December 31, 2018 and 2017, the Company had purchases of $4,203,800 and $3,210,252, respectively, from EDI. For the year ended December 31, 2018 and 2017, the Company had sales of $19,167 and $30,527, respectively, to EDI. As of December 31, 2018, and 2017, the Company had accounts payable of approximately of $5,491,616 and $4,325,000, respectively, to EDI.

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

Operating Lease Commitments

The Company leases two office spaces under non-cancelable lease agreements. The leases provide that the Company pay only a monthly rental and is not responsible for taxes, insurance or maintenance expenses related to the property. Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to December 31, 2018 are as follows:

Year ending December 31,	Amount
2019	$124,873
2020	27,832
2021	-
Minimum Lease Payments	$152,705

The Company also has another office lease on a month-to-month basis. For the years ended December 31, 2018 and 2017, aggregate rent expense was approximately $357,244 and $274,950, respectively.

NOTE 17 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company’s revenues were concentrated with one customer for the years ended December 31, 2018 and 2017:

Customer	Total revenues from the customer to total revenues for the year ended December 31, 2018	Accounts receivable from the customer as of December 31, 2018 (rounded to 000)	Total revenues from the customer to total revenues for the year ended December 31, 2017	Accounts receivable from the customer as of December 31, 2017 (rounded to 000)
1	39%	$1,495,000	12%	$372,000

The loss of the significant customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company’s purchases were concentrated among a few vendors for the years ended December 31, 2018 and 2017:

Vendor	Total purchases from the vendor to total purchases for the year ended December 31, 2018	Accounts payable (prepayment) to the vendor as of December 31, 2018 (rounded to 000)	Total purchases from the vendor to total purchases for the year ended December 31, 2017	Accounts payable (prepayment) to the vendor as of December 31, 2017 (rounded to 000)
1	33%	$(282,190)	37%	$(61,000)
2	30%	$(17,110)	-	-
3*	17%	$5,491,616	34%	$4,325,000

* EDI, a related party. See Note 15.

The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 18 – SUBSEQUENT EVENTS

On January 1, 2019, the Company issued 3,333 shares of Class A common stock at $1.20 per share to a consultant in lieu of payment for services.

On January 31, 2019, the Company issued 1,413 shares of Class A common stock at $2.83 per share to a consultant in lieu of payment for services.

On February 16, 2019, the Company failed to repay the $500,000 outstanding convertible note to Harbor Gates Capital. On March 14, 2019, the debt was converted to 133,750 shares of Class A common stock at $4.00 per share.

On March 12, 2019, the Company completed the acquisition of Modern Robotics, Inc., a Science, Technology, Engineering and Math (STEM) education company with programming and robotics solutions for the K-12 education market for 200,000 shares of the Company’s Class A common stock and a $70,000 note payable. The Company will account for the acquisition using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. The related goodwill, if any, will be deductible for tax purposes.

On March 22, 2019, we entered into a securities purchase agreement with Lind Global Marco Fund, LP (the “Investor”) that contemplates a $4,000,000 working capital financing for Boxlight Parent and its subsidiaries. The investment is in the form of a $4,400,000 principal amount convertible secured Boxlight Parent note with a maturity date of 24 months. The note is convertible at the option of the Investor into our Class A voting common stock at a fixed conversion price of $4.00 per share. We will have the right to force the Investor to convert up to 50% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $8.00 for 30 consecutive days; and 100% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $12.00 for 30 consecutive days. At closing a total of $4,000,000 will be funded under the note.

