Form 10-Q
period 2019-03-31
Boxlight Corp
filed 2019-05-15
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

OR

[ ]	Transition Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number 001-37564

BOXLIGHT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	8211	46-4116523
(State or another jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification Number)

1045 Progress Circle

Lawrenceville, Georgia 30043

Phone: (678) 367-0809

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:	Title of each class Name of each exchange on which registered	Trading Symbol
Common Stock, $0.0001 par value	NASDAQ Capital Market	BOXL

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock on May 14, 2019 was 10,588,118.

BOXLIGHT CORPORATION

2

PART I. Financial Information

Item 1. Financial Statements

Boxlight Corporation

Consolidated Condensed Balance Sheets

As of March 31, 2019, and December 31, 2018

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current asset:
Cash and cash equivalents	$2,717,623	$901,459
Accounts receivable – trade, net of allowances	2,269,730	3,634,726
Inventories, net of reserve	3,520,022	4,214,316
Prepaid expenses and other current assets	942,023	1,214,157
Total current assets	9,449,398	9,964,658

Property and equipment, net of accumulated depreciation	216,031	226,409
Intangible assets, net of accumulated amortization	6,292,406	6,352,273
Goodwill	4,723,549	4,723,549
Other assets	302	298
Total assets	$20,681,686	$21,267,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,520,991	$1,883,626
Accounts payable and accrued expenses – related parties	5,966,673	6,009,112
Warranty reserve	565,684	580,236
Short-term debt	1,602,185	2,306,227
Short-term debt – related party	446,231	377,333
Current portion of earn-out payable – related party	300,923	136,667
Deferred revenues – short-term	440,092	938,050
Derivative liabilities	2,531,532	326,452
Other short-term liabilities	19,319	5,128
Total current liabilities	14,393,630	12,562,831

Deferred revenues – long-term	105,416	134,964
Earn-out payable – related party	109,077	273,333
Long-term debt – related party	273,333	328,000
Long-term debt	1,344,446	-
Total liabilities	16,225,902	13,299,128
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 250,000 shares issued and outstanding	25	25
Common stock, $0.0001 par value, 200,000,000 shares authorized; 10,588,118 and 10,176,433 Class A shares issued and outstanding, respectively	1,059	1,018
Additional paid-in capital	28,492,785	27,279,931
Subscriptions receivable	(225)	(225)
Accumulated deficit	(23,893,294)	(19,206,271)
Other comprehensive loss	(144,566)	(106,419)
Total stockholders’ equity	$4,455,784	$7,968,059

Total liabilities and stockholders’ equity	$20,681,686	$21,267,187

See accompanying Notes to Consolidated Condensed Financial Statements.

Boxlight Corporation

Consolidated Condensed Statements of Operations and Comprehensive Loss

for the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$5,012,713	$5,996,685
Cost of revenues	3,428,173	4,515,713
Gross profit	1,584,540	1,480,972

Operating expense
General and administrative expenses	3,760,112	3,194,013
Research and development	235,996	92,505
Total operating expense	3,996,108	3,286,518

Loss from operations	(2,411,568)	(1,805,546)

Other income (expense)
Interest (expense), net	(280,603)	(146,928)
Other income (expense), net	21,209	(13,461)
Gain on settlements of liabilities	146,434	25,738
Change in fair value of derivative liabilities	(2,162,495)	1,035,159
Total other (expense) income	(2,275,455)	900,508

Net loss	$(4,687,023)	$(905,038)

Comprehensive loss:
Net loss	(4,687,023)	(905,038)
Other comprehensive loss
Foreign currency translation (loss) gain	(38,147)	4,863
Total comprehensive loss	(4,725,170)	(900,175)

Net loss per common share - basic and diluted	$(0.46)	$(0.09)
Weighted average number of common shares outstanding - basic and diluted	10,255,808	9,617,234

See accompanying Notes to Consolidated Condensed Financial Statements.

Boxlight Corporation

Consolidated Condensed Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Total stockholders’ equity, beginning balances	$7,968,059	$9,050,376

Series A preferred stock	25	25

Class A common stock and additional paid-in capital:
Beginning balances	27,280,949	21,126,912
Shares issued for:
Cash	-	420,000
Stock options exercised	-	3
Conversion of notes payable	382,525	-
Acquisition	500,000	-
Other share-based payments	12,000	-
Closing fees for issuance of notes payable	199,509	-
Stock compensation expense	118,861	496,688
Other	-	(1,487)
Ending balances	28,493,844	22,042,116

Subscription receivable	(225)	(325)

Other comprehensive loss
Beginning balances	(106,419)	(47,848)
Foreign currency translation loss	(38,147)	4,863
Ending balances	(144,566)	(42,985)

Accumulated deficit
Beginning balances	(19,206,271)	(12,028,388)
Net loss	(4,687,023)	(905,038)
Ending balances	(23,893,294)	(12,933,426)

Total stockholders’ equity, ending balances	$4,455,784	$9,065,405

See accompanying Notes to Consolidated Condensed Financial Statements.

Boxlight Corporation

Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,687,023)	$(905,038)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount	4,839	-
Bad debt expense	(116,007)	49,432
Gain on settlements of liabilities	(146,434)	(25,738)
Change in allowance for sales returns and volume rebates	(377,232)	(34,828)
Change in inventory reserve	35,168	(54,267)
Change in fair value of derivative liability	2,162,495	(1,035,159)
Stock compensation expense	161,446	520,914
Other share-based payments	12,000	-
Depreciation and amortization	246,147	187,847
Changes in operating assets and liabilities:
Accounts receivable – trade	1,864,532	(8,240)
Inventories	962,894	942,113
Prepaid expenses and other current assets	356,544	(838,031)
Accounts payable and accrued expenses	641,129	(553,436)
Accounts payable and accrued expenses - related parties	(42,439)	347,858
Deferred revenues	(527,506)	(643,559)
Other short-term liabilities	14,191	-
Net cash provided by (used in) operating activities	564,744	(2,050,132)

Cash flows from investing activities:
Cash receipts from acquisitions	10,261	-
Net cash provided by investing activities	10,261	-

Cash flows from financing activities:
Proceeds from short-term debt	4,806,787	4,714,094
Principal payments on short-term debt	(5,361,951)	(4,646,582)
Proceeds from convertible notes payable	2,200,000	-
Debt issuance costs	(165,530)	-
Discount on notes payable	(200,000)	-
Proceeds from issuance of common stock	-	420,000
Proceeds from issuance of common stock upon exercise of options	-	3
Net cash provided by financing activities	1,279,306	487,515

Effect of foreign currency exchange rates	(38,147)	637

Net increase (decrease) in cash and cash equivalents	1,816,164	(1,561,980)

Cash and cash equivalents, beginning of the period	901,459	2,010,325

Cash and cash equivalents, end of the period	$2,717,623	$448,345

Supplemental cash flow disclosures:
Cash paid for interest	$275,676	$144,364

Non-cash investment and financing transactions:
Conversion of notes payable	$382,525	-
Shares and notes payable issued as consideration for acquisition of Modern Robotics, Inc net of cash received	$559,739	-
Shares issued for closing fees related to outstanding notes payable	$199,509

See accompanying Notes to Consolidated Condensed Financial Statements.

Boxlight Corporation

Notes to Consolidated Condensed Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Boxlight Corporation (the “Company” or “Boxlight Parent”) was incorporated in the State of Nevada on September 18, 2014 with its headquarters in Atlanta, Georgia a technology company that sells interactive educational products. In 2016, the Company acquired Boxlight, Inc., Boxlight Latinoamerica, S.A. DE C.V. (“BLA”) and Boxlight Latinoamerica Servicios, S.A. DE C.V. (“BLS”) (together, “Boxlight Group”), Mimio LLC (“Mimio”) and Genesis Collaboration, LLC (“Genesis”). In 2018, the Company acquired Cohuborate Ltd. (“Cohuba”), Qwizdom Inc. and its subsidiary Qwizdom UK Limited (“Qwizdom Companies”) and EOSEDU, LLC (“EOS”). In 2019, the Company acquired Modern Robotics, Inc. (“MRI”). The Company currently designs, produces and distributes interactive technology solutions to the education market.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Boxlight Parent, Boxlight Group, Mimio, Genesis, Cohuba, Qwizdom Companies, EOS and MRI. Transactions and balances among Boxlight Parent, Boxlight Group, Mimio, Genesis, Cohuba, Qwizdom Companies, EOS and MRI have been eliminated.

The accompanying unaudited consolidated condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim unaudited consolidated condensed financial information and interim financial reporting guidelines and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2018 and notes thereto contained in the Company’s Annual Report on Form 10-K. Certain information and note disclosures normally included in the consolidated financial statements have been condensed. The December 31, 2018 balance sheet included herein was derived from the audited consolidated financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

Intangible assets

Intangible assets other than goodwill are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets other than goodwill periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No material impairments of intangible assets have been identified during any of the periods presented. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a market approach. Goodwill is not amortized and is not deductible for tax purposes.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, accounts receivables, and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. Debt approximates fair value due to either the short-term nature or recent execution of the debt agreement.

Derivative liabilities and the earn–out payable are recorded at fair value at each period end.

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

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

As of March 31, 2019, the Company adopted ASU 2018 -13. The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2019
Derivative liabilities - warrant instruments	$-	$-	$2,531,532	$2,531,532
Earn-out payable – related party	-	-	410,000	410,000

			$2,941,532	$2,941,532

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Derivative liabilities - warrant instruments	$-	$-	$326,452	$326,452
Earn-out payable – related party	-	-	410,000	410,000

			$736,452	$736,452

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

Service revenue is comprised of product installation services and training services. These service revenues are normally entered into at the time products are sold. Service prices are established depending on product equipment sold and include a cost value for the estimated services to be performed based on historical experience. The Company outsources installation and training services to third parties and recognizes revenue upon completion of the services. The Company also performs training and professional development services and recognizes revenue upon completion of the services.

The Company evaluates the criteria outlined in Accounting Standards Codification (“ASC”) Subtopic 605-45, “Principal Agent Considerations,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as revenue. Generally, when the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded at the gross amount. If the Company is not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, the Company generally records the net amounts as revenue earned.

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

NEW ACCOUNTING STANDARDS

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. Since the Company is an Emerging Growth Company, the ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. Earlier application is permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its financial statements.

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

During the quarter the Company adopted ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The new guidance modifies the disclosure requirements for fair value measurement, most notably eliminating the need to disclose the amount and reasons for transfers between Level 1 and Level 2, the policy for timing of transfers between levels, and the valuation processes for Level 3 measurements. Certain disclosure modifications are not yet applicable to the Company as an emerging growth company. Those include the requirements added to Topic 820, such as enhanced disclosures regarding uncertainty, providing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As of March 31, 2019, the Company had an accumulated deficit of $23,893,294 and a working capital deficit of $4,944,232. During the three months ended March 31, 2019, the Company incurred a net loss of $4,687,023 and net cash provided in operations was $564,744. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is seeking to obtain funds for operations from its public or private sales of equity or debt securities or from bank or other loans.

NOTE 3 – ACQUISITIONS

The acquisition described below was accounted for as a business combination which requires, among other things, that assets acquired, and liabilities assumed be recognized at their estimated fair values as of the acquisition date on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired would be recorded as goodwill. The Company has not yet finalized its evaluation and determination of the fair value of certain assets acquired and liabilities assumed. The Company recorded provisional amounts based on initial measurements of the assets acquired and liabilities assumed. The provisional amounts are subject to change and could result in goodwill, which could be significant. The Company will finalize the amounts recognized no later than one year from the acquisition date.

On March 12, 2019, the Company entered into an asset purchase agreement with MRI, based in Miami, Florida. Modern Robotics is engaged in the business of developing, selling and distributing science, technology, engineering and math (STEM), robotics and programming solutions to the global education market. The Company purchased the Modern Robotics net assets for 200,000 shares of the Company’s Class A common stock and a $70,000 note payable.

Assets acquired:
Cash	$10,261
Accounts receivable	66,300
Inventories	303,768
Prepaid	24,413
Intangible Assets	175,902
Total assets acquired	580,644
Total liabilities assumed	(10,644)

Net assets acquired	$570,000

Consideration paid:
Issuance of 200,000 shares of Class A common stock	$500,000
Note Payable	70,000

Total	$570,000

NOTE 4 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at March 31, 2019 and December 31, 2018:

	2019	2018

Accounts receivable – trade	$2,800,117	$4,658,352
Allowance for doubtful accounts	(160,500)	(276,507)
Allowance for sales returns and volume rebates	(369,887)	(747,119)

Accounts receivable - trade, net of allowances	$2,269,730	$3,634,726

NOTE 5 – INVENTORIES

Inventories consisted of the following at March 31, 2019 and December 31, 2018:

	2019	2018

Finished goods	$3,298,610	$4,135,424
Spare parts	463,263	285,575
Reserve for inventory obsolescence	(241,851)	(206,683)

Inventories, net	$3,520,022	$4,214,316

During the three months ended March 31, 2019 and 2018, the Company wrote off obsolete inventories of $0 and $0, respectively.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at March 31, 2019 and December 31, 2018:

	2019	2018

Prepayments to vendors	$563,779	$1,033,896
Employee receivables	-	1,794
Prepaid local taxes	10,522	1,614
Prepaid insurance	21,515	-
Prepaid licenses and other	346,207	176,853

Prepaid expenses and other current assets	$942,023	$1,214,157

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2019 and December 31, 2018:

	Useful lives	2019	2018

Building	50 years	$199,708	$199,708
Building improvements	15 years	9,086	9,086
Leasehold improvements	9-10 years	3,355	3,355
Office equipment	2-7 years	36,450	36,450
Other equipment	5 years	42,485	42,485

Property and equipment, at cost		291,084	291,084
Accumulated depreciation		(75,053)	(64,675)

Property and equipment, net of accumulated depreciation		$216,031	$226,409

For the three months ended March 31, 2019 and 2018, the Company recorded depreciation expense of $10,378 and $4,657, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at March 31, 2019 and December 31, 2018:

	Useful lives	2019	2018

Patents	9 years	$81,683	$81,683
Customer relationships	10 years	4,009,355	4,009,355
Technology	5 years	354,302	178,400
Domain	15 years	13,955	13,955
Trademarks	10 years	3,917,590	3,917,590

Intangible assets, at cost		$8,376,885	$8,200,983
Accumulated amortization		(2,084,479)	(1,848,710)

Intangible assets, net of accumulated amortization		$6,292,406	$6,352,273

Goodwill from acquisition of EOS	N/A	$78,411	$78,411
Goodwill from acquisition of Qwizdom	N/A	463,147	463,147
Goodwill from acquisition of Mimio	N/A	44,931	44,931
Goodwill from acquisition of Boxlight	N/A	4,137,060	4,137,060
		$4,723,549	$4,723,549

For the three months ended March 31, 2019 and 2018, the Company recorded amortization expense of $235,769 and $183,190, respectively.

NOTE 9 – DEBT

The following is a summary of our debt at March 31, 2019 and December 31, 2018:

	2019	2018
Debt – Third Parties
Note payable – Lind Global	$1,639,799	$-
Note payable - Radium 2 Capital	450,317	725,159
Note payable - Whitebirk Finance Limited	120,698	127,329
Accounts receivable financing – Sallyport Commercial	735,817	953,739
Note payable-Harbor Gates Capital	-	500,000
Total debt – third parties	2,946,631	2,306,227
Less: current portion of debt – third parties	1,602,185	2,306,227
Long-term debt -third parties	$1,344,446	$-

Debt – Related Parties
Note payable -Steve Barker	$70,000	$-
Note payable – Qwizdom (Darin & Silvia Beamish)	545,564	601,333
Note payable – Logical Choice Corporation – Delaware	54,000	54,000
Note payable – Mark Elliott	50,000	50,000
Total debt – related parties	719,564	705,333
Less: current portion of debt – related parties	446,231	377,333
Long-term debt – related parties	$273,333	$328,000

Total debt	$3,666,195	$3,011,560

Debt - Third Parties:

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

As of March 31, 2019, outstanding principal and accrued interest were $735,817 and $0, respectively. For the three months ended March 31, 2019, the Company incurred interest expense of $169,199.

Harbor Gates Capital

On May 16, 2018, the Company entered into an unsecured promissory note agreement for $500,000 with Harbor Gates Capital. The note bears an interest rate of 7% and matures on February 16, 2019. In addition, the Company issued 5,715 shares of its Class A common stock valued at $56,236 to the lender in lieu of payment of origination fees which was recorded as original issue discount and fully amortized because of the short-term. If the Company fails to pay the note on the maturity date, the note may be converted into its Class A common stock at a price of $4.00 per share at the option of the holder. On March 14, 2019, the Company converted the note into 133,750 shares of Class A common stock including the accrued interest valued at $2.86 per share.

Radium Capital

On September 20, 2018, the Company entered into an agreement for the purchase and sale of future receipts with Radium Capital. Pursuant to the agreement, Radium provided proceeds of $1,000,000 to the Company based on expected future revenue. The cost of the proceeds was 26% of the loan amount plus a $10,000 origination fee. The origination fee was recorded as original issue discount and fully amortized due to the short-term nature of the agreement. The Company is required to make weekly payments of $26,636 commencing October 3, 2018 to repay the debt. As of March 31, 2019, outstanding principal and accrued interest were $450,317 and $0, respectively.

Whitebirk Finance Limited

On September 20, 2018, the Company entered into an unsecured promissory note agreement for £98,701 with Whitebirk Finance Limited. The note bears an interest rate of 5% and matures on August 31, 2019. This note was entered to settle outstanding accounts payable between Cohuba and Whitebirk related to inventory purchases. As of March 31, 2019, outstanding principal and accrued interest were $120,698 and $3,740, respectively.

Lind Global Marco Fund, LP

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

We received $2,000,000 in March and $2,000,000 in April 2019. As of March 31, 2019, the outstanding principal net of debt issuance cost and discount, and accrued interest were $1,639,799 and $8,679.

Short-Term Debt - Related Parties:

Line of Credit - Logical Choice Corporation-Delaware

On May 21, 2014, the Company entered into a line of credit agreement with Logical Choice Corporation-Delaware (“LCC-Delaware”), former sole member of Genesis. The line of credit allowed the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed accrued interest at 10% per annum. Interest accrued on any advanced funds was due monthly and the outstanding principal and any accrued interest were due in full on May 21, 2015. In May 2016, the maturity date was extended to May 21, 2018. This loan is currently in default. The assets of Genesis have been pledged, but subordinated to Sallyport financing, as a security interest against any advances on the line of credit. As of March 31, 2019, outstanding principal and accrued interest under this agreement was $54,000 and $22,647, respectively. As of December 31, 2018, outstanding principal and accrued interest under this agreement was $54,000 and $21,316 respectively.

Note Payable – Mark Elliott

On January 16, 2015, the Company issued a note to Mark Elliott, the Company’s Chief Executive Officer, in the amount of $50,000. The note as amended was due on December 31, 2018 and bears interest at an annual rate of 10%, compounded monthly. The note is convertible into the Company’s common stock at the lesser of (i) $6.28 per share, (ii) a discount of 20% to the stock price if the Company’s common stock is publicly traded, or (iii) if applicable, such other amount negotiated by the Company. The note holder may convert all, but not less than all, of the outstanding principal and interest due under this note. On July 3, 2018, Mark Elliott, the Company’s Chief Executive Officer amended the note to eliminate the conversion provision of the note. As of March 31, 2019, outstanding principal and accrued interest under this note were $50,000 and $21,041, respectively. The note is currently in default. As of December 31, 2018, outstanding principal and accrued interest under this note were $50,000 and $19,808, respectively.

Long-Term Debt - Related Parties:

Long Term Note Payable- Qwizdom Shareholders

On June 22, 2018, the Company issued a note to Darin and Silvia Beamish, previous 100% shareholders of Qwizdom, in the amount of $656,000 bearing an 8% interest rate. The note was issued as a part of the purchase price pursuant to the Stock Purchase agreement. The principal and accrued interest of the $656,000 note is due and payable in 12 equal quarterly payments. The first quarterly payment was due September 2018 and subsequent quarterly payments are due through June 2021. Principal and accrued interest become due and payable in full upon the completion of a public offering of Class A common stock or private placement of debt or equity securities for $10,000,000 or more. As of March 31, 2019, outstanding principal and accrued interest under this note were $545,564 and $10,762, respectively. Principal in the amount of $273,333 is due within a year from March 31, 2019.

NOTE 10 – DEFERRED REVENUE

The Company has future performance obligations for separately priced extended warranties sold related to its Lamps for Life program and advances from customers. Activity during the three months ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018

Balance, beginning of year	$1,073,014	$1,302,717
Additions	208,427	71,903
Amortization	(735,933)	(715,462)
Balance, ending of year	545,508	659,158

Deferred revenue – short-term	440,092	483,243
Deferred revenue – long-term	$105,416	$175,915

NOTE 11 – DERIVATIVE LIABILITIES

On March 31, 2019 and December 31, 2018, the Company had warrants that contain net cash settlement provisions or do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company concluded that the warrants should be accounted for as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the black-scholes option pricing model at March 31, 2019 and 2018:

March 31, 2019
Common stock issuable upon exercise of warrants	1,191,999
Market value of common stock on measurement date	$3.20
Exercise price	$1.20
Risk free interest rate (1)	2.21 – 2.4%
Expected life in years	0.76 – 2.76 years
Expected volatility (2)	64 – 119%
Expected dividend yields (3)	0%

March 31, 2018
Common stock issuable upon exercise of warrants	1,032,717
Market value of common stock on measurement date	$4.06
Exercise price	$7.70 to $7.0
Risk free interest rate (1)	2.27%
Expected life in years	1.76 years
Expected volatility (2)	72.36%
Expected dividend yields (3)	0%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The expected volatility rate was determined by calculating the volatility of the Company’s peers’ common stock.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities rollforward for the three months ended March 31, 2019 and 2018:

Amount
Balance, December 31, 2018	$326,452
Initial valuation of derivative liabilities upon issuance of warrants	42,585
Change in fair value of derivative liabilities	2,162,495

Balance, March 31, 2019	$2,531,532

Amount
Balance, December 31, 2017	$1,857,252
Initial valuation of derivative liabilities upon issuance of warrants	24,226
Change in fair value of derivative liabilities	(1,035,159)

Balance, March 31, 2018	$846,319

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

Common Stock

The Company’s common stock consists of 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of March 31, 2019, and December 31, 2018, the Company had 10,588,118 and 10,176,433 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at March 31, 2019 and December 31, 2018.

Issuance of common stock

During the three months ended March 31, 2019, the Company issued 6,169 shares of common stock in lieu of payment for services with an aggregate amount of $12,000.

On March 12, 2019, the Company issued 200,000 shares of common stock to the shareholder of Modern Robotics, Inc. valued at $2.50 per share, related to the asset purchases agreement.

On March 14, 2019, the Company issued 133,750 shares of common stock valued at $2.86 per share to Harbor Gates Capital to settle the $500,000 outstanding convertible note including accrued interest.

On March 22, 2019, the Company issued 71,766 shares of common stock valued at $2.78 per share in lieu of payment of the closing fees of the convertible debt issued to Lind Global.

Exercise of stock options

No stock options were exercised during the three months ended March 31, 2019.

NOTE 13 – STOCK COMPENSATION

The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees, and consultants of the Company or a subsidiary of the Company under the plan is 2,690,438 shares. Grants made under this plan must be approved by the Company’s Board of Directors. As of March 31, 2019, the Company had 985,226 shares reserved for issuance under the plan.

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

Following is a summary of the option activities during the three months ended March 31,2019:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2018	1,718,024	$4.18	4.64
Granted	20,000	$2.50
Cancelled	(32,812)	$5.40
Outstanding, March 31,2019	1,705,212	$4.14	4.47
Exercisable, March 31,2019	1,182,426	$3.72	4.25

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. As of March 31, 2019, the options had an intrinsic value of approximately $0.5 million.

On March 12, 2019, the Company issued 20,000 stock options, Steve Barker with an exercise price of $2.50 per share. The expiration date of these options is 10 years from the grant date. These options had an aggregate fair value of approximately $31,436 on the grant date.

Variables used in the Black-Scholes option-pricing model for options granted during the three months ended March 31, 2019 include: (1) discount rate of 2.41% (2) expected life, using simplified method, of 6 years, (3) expected volatility of 168%, and (4) zero expected dividends.

Warrants

Following is a summary of the warrant activities during the three months ended March 31, 2019:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2018	1,184,121	$1.90	1.63
Granted	60,827	$1.20
Outstanding, March 31, 2019	1,244,948	$1.50	1.35
Exercisable, March 31, 2019	1,191,199	$1.20	1.25

During the three months ended March 31, 2019, the Company issued 60,827 warrants to Dynamic Capital, the warrants were issued in accordance with the terms of the warrant agreement that required the issuance of additional shares when the Company issues shares to either raise additional capital or complete an acquisition.

Variables used in the Black-Scholes option-pricing model for options granted during the three months ended March 31, 2019 include: (1) discount rate of 2.45% – 2.52% (2) expected life of 1 year, (3) expected volatility of 65% – 66%, and (4) zero expected dividends.

Stock compensation expense

For the three months ended March 31, 2019 and 2018, the Company recorded the following stock compensation in general and administrative expense:

	2019	2018
Stock options	$118,861	$496,688
Warrants	42,585	24,226
Total stock compensation expense	$161,446	$520,914

As of March 31, 2019, there was approximately $1.6 million of unrecognized compensation expense related to unvested options, which will be amortized over the remaining vesting period. Of that total, approximately $0.4 million is estimated to be recorded as compensation expense in the remaining nine months of 2019.

NOTE 14 – OTHER RELATED PARTY TRANSACTIONS

Management Agreements

On November 30, 2017, the Company entered into a management agreement with Dynamic Capital, LLC, a Delaware limited liability company owned by the AEL Irrevocable Trust and managed by Adam Levin (“Dynamic Capital”). Pursuant to the agreement, Dynamic Capital shall perform consulting services for the Company relating to, among other things, sourcing and analyzing strategic acquisitions and introductions to various financing sources. Dynamic Capital shall receive a management fee payable in cash equal to 1.125% of total consolidated net revenues for the fiscal years ended December 31, 2017 and 2018, payable in monthly installments. The annual fee is subject to a cap of $750,000 in each of 2017 and 2018. At its option, Dynamic Capital may defer payment until the end of each year and receive payment in the form of shares of Class A common stock of the Company. As of March 31, 2019, and December 31, 2018, the Company had a payable of $377,417 and $425,619, respectively, pursuant to the agreement.

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

Sales and Purchases - EDI

Everest Display Inc. (“EDI”), an affiliate of the Company’s major shareholder K-Laser, is a major supplier of products to the Company. For the three months ended March 31, 2019 and 2018, the Company had purchases of $124,569 and $1,926,324, respectively, from EDI. For the three months ended March 31, 2019 and 2018, the Company had sales of $10,299 and $5,100, respectively, to EDI. As of March 31, 2019, and December 31, 2018, the Company had accounts payable of approximately of $5,519,827 and $5,491,616, respectively, to EDI.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases three offices under non-cancelable lease agreements. The leases provide that the Company pays only a monthly rental and is not responsible for taxes, insurance or maintenance expenses related to the property. Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to March 31, 2019 are as follows:

Year ending December31,	Amount
2019	$270,303
2020	335,032
2021	315,840
2022	79,440

Net Minimum Lease Payments	$1,000,615

For the three months ended March 31, 2019 and 2018, aggregate rent expense was approximately $102,620 and $67,000 respectively.

NOTE 16 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company’s revenues were concentrated among few customers for the three months ended March 31, 2019 and 2018:

Customer	Total revenues from the customer to total revenues for the three months ended March 31, 2019	Accounts receivable from the customer as of March 31, 2019 (rounded to 000’s)
1	24%	$235,000

Customer	Total revenues from the customer to total revenues for the three months ended March 31, 2018	Accounts receivable from the customer as of March 31, 2018 (rounded to 000’s)
1	13%	$45,000
2	12%	$(111,000)
3	11%	$654,000

The loss of the significant customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company’s purchases were concentrated among a few vendors for the three months ended March 31, 2019 and 2018:

Vendor	Total purchases from the vendor to total purchases for the three months ended March 31, 2019	Accounts payable (prepayment) to the vendor as of March 31, 2019 (rounded to 000’s)
1	31%	$(125,000)
2	15%	$(21,000)
3	12%	$(53,000)

Vendor	Total purchases from the vendor to total purchases for the three months ended March 31, 2018	Accounts payable (prepayment) to the vendor as of March 31, 2018 (rounded to 000’s)
1	44%	$4,611,000
2	29%	$(7,000)

The Company believes there are other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 17 – SUBSEQUENT EVENTS

On April 3, 2019, the Company received $1,845,000 net of legal and commitment fees from Lind Global as part of the $4,000,000 working capital financing secured by a convertible Boxlight Parent note.

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

We have also implemented a comprehensive plan to reach profitability both from our core business operations and as a result of making strategic business acquisitions. We have already started to implement this strategy as set forth below. Highlights of our plan include:

●	Integrating products of the acquired companies and cross training our sales reps to increase their product offerings. The combination of products and cross training has already resulted in increased sales. The synergy we have found between the products of Boxlight and Mimio are adding opportunities to resellers for both companies to increase their sales.

●	Hiring new sales representatives with significant education technology sales experience in their respective territories and our current pipeline has reached a record high level.

●	Seeking to increase demand in the US market for technology sales and have the products and infrastructure in place to handle our expected growth.

Recent Acquisitions

On March 12, 2019, we and our subsidiary, Boxlight Inc. acquired the assets and business of Modern Robotics, Inc., a New York corporation (“MRI”). The MRI assets were purchased for consideration including (i) $70,000 in the form of a promissory note and (ii) Two Hundred Thousand (200,000) shares of our Class A common stock. At closing, Boxlight Inc. entered into an employment agreement with Stephen Barker, MRI’s Chief Executive Officer, pursuant to which Mr. Barker will serve as Vice President of Robotics at Boxlight Inc. In addition, we granted options to Mr. Barker to purchase 20,000 shares of our Class A common stock at an exercise price of $2.52 per share.

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

Components of our Results of Operations and Financial Condition

Revenues

Our revenues are comprised of product revenue, installation revenue and professional development revenue less sales discounts.

●	Product revenue. Product revenue is derived from the sale of our interactive projectors, flat panels, peripherals and accessories, along with other third-party products, directly to our customers, as well as through our network of domestic and international distributors.

●	Installation revenue. We receive revenue from installation that we outsource to third parties.

●	Professional development revenue. We receive revenue from providing professional development services through third parties and our network of distributors.

Cost of revenues

Our cost of revenues are comprised of the following:

●	third-party logistics costs;

●	costs to purchase components and finished goods directly;

●	inbound and outbound freight costs and duties;

●	costs associated with the repair of products under warranty;

●	write-downs of inventory carrying value to adjust for excess and obsolete inventory and periodic physical inventory counts and.

●	cost of professionals to deliver the professional development training.

We outsource some of our warehouse operations and order fulfillment and purchase products from related entities and third parties. Our product costs will vary directly with volume and based on the costs of underlying product components as well as the prices we are able to negotiate with our contract manufacturers. Shipping costs fluctuate with volume as well as with the method of shipping chosen in order to meet customer demand. As a global company with suppliers centered in Asia and customers located worldwide, we have used, and may in the future use, air shipping to deliver our products directly to our customers. Air shipping is more costly than sea or ground shipping or other delivery options. We primarily use air shipping to meet the demand of our products during peak seasons and new product launches.

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

Research and development. Research and development expense consist primarily of personnel related costs, prototype and sample costs, design costs and global product certifications mostly for wireless certifications.

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

Income tax expense

We are subject to income taxes in the United States, United Kingdom and Mexico in which we do business. The United Kingdom and Mexico have a statutory tax rate different from those in the United States. Additionally, certain of our international earnings are also taxable in the United States. Our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, absorption of foreign tax credits changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Operating Results – Boxlight Corporation

For the three-month periods ended March 31, 2019 and 2018

Revenues. Total revenues for the three months ended March 31, 2019 were $5,012,713, as compared to $5,996,685 for the three months ended March 31, 2018, resulting in a 16% decrease. Typically, the sales volume in the first quarter is the lowest and varies from year to year. The decrease in revenue in 2019 is primarily attributable to the fact that in the first quarter of 2018, the Company fulfilled a couple of large projects which resulted in an increase of typical sales for mimio teach, projectors and panels during that time period.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2019 was $3,428,173, as compared to $4,515,713 for the three months ended March 31, 2018, resulting in a 24% decrease. Cost of revenues consists primarily of product cost and freight expenses. Cost of revenues decreased proportionally due to the overall decrease in revenues.

Gross Profit. Gross profit for the three months ended March 31, 2019 was $1,584,540, as compared to $1,480,972 for the three months ended March 31, 2018. Gross margin increased from 25% to 32%, as a result of a shift in product mix to include higher margin product and services sales and a decrease in freight cost.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2019 were $3,760,112 as compared to $3,194,013 for the three months ended March 31, 2018. The increase resulted from salary expense as a result of new acquisitions in 2018.

Research and Development Expenses. Research and development expenses were $235,996 and $92,505 for the three months ended March 31, 2019 and 2018, respectively. Research and development expenses primarily consist of costs associated with the development of proprietary technology. The increase was due primarily to research and development contractors and salary expense.

Other Income (Expense). Other expense for the three months ended March 31, 2019 was $(2,275,455) as compared to $900,508 for the three months ended March 31, 2018. The increase in other expense was mainly due to change in fair value of derivative liabilities.

Net loss. Net loss was $4,687,023 and $905,038 for the three months ended March 31, 2019 and 2018, respectively. The increase in the net loss was primarily due to salary, research and development and change in fair value of derivative liabilities.

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding operations, we supplement our consolidated condensed financial statements which are prepared in accordance with GAAP with EBITDA and Adjusted EBITDA, both non-GAAP financial measures of earnings.

EBITDA represents net loss before income tax expense, interest income, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, plus change in fair value of derivative liabilities, stock compensation expense and non-recurring expenses. Our management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of our business model. We use these non-GAAP financial measures to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measures that are derived from them, provide supplemental information to analyze our operations between periods and over time. We find this especially useful when reviewing results of operations, which include large non-cash amortizations of intangibles assets from acquisitions. Investors should consider our non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains reconciliations of net income (loss) to EBITDA for the periods presented.

Reconciliation of net loss for the three months ended

March 31, 2019 and 2018 to EBITDA and adjusted EBITDA

(in thousands)	March 31, 2019	March 31, 2018
Net loss	$(4,687)	$(905)
Depreciation and amortization	242	188
Interest expense	281	147
EBITDA	$(4,164)	$(570)
Stock compensation expense	161	521
Change in fair value of derivative liabilities	2,162	(1,035)
Adjusted EBITDA	$(1,841)	$(1,084)

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

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $2,717,623 and a working capital deficit of $4,944,232. For the three months ended March 31, 2019 and 2018, we had net cash provided by operating activities of $564,744 and net cash used of $2,050,132 respectively. We had net cash provided by investing activities of $10,261 and $0, financing activities of $1,279,306 and $487,515, respectively. We had accounts receivable net of allowances of $2,269,730 and $3,634,726 for the period ended March 31, 2019 and year ended December 31, 2018.

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

The Company had an accumulated deficit and a net working capital deficit of approximately $4,944,232 for the three months ended March 31, 2019. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Financing

On March 22, 2019, we entered into a securities purchase agreement with Lind Global Marco Fund, LP (the “Investor”) that contemplates a $4,000,000 working capital financing for Boxlight Parent and its subsidiaries. The investment is in the form of a $4,400,000 principal amount convertible note secured by Boxlight Parent with a maturity date of 24 months. The note is convertible at the option of the Investor into our Class A voting common stock at a fixed conversion price of $4.00 per share. We will have the right to force the Investor to convert up to 50% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $8.00 for 30 consecutive days; and 100% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $12.00 for 30 consecutive days. At closing a total of $4,000,000 will be funded under the note.

We are required to make monthly interest payments on the note at the rate of 8% per annum and principal payments in 18 equal monthly installments of $244,444 each, commencing six months after closing. So long as shares of our Class A common stock are registered for resale under the Securities Act or may be sold without restriction on the number of shares or manner of sale, we have the right to make interest payments in the form of additional shares of Class A common stock. We have the right to prepay the convertible note at any time with no penalty (the “Buy-Back Right”). Should we exercise our Buy-Back Right, the Investor will have the option of converting 25% of the outstanding $4.4 million principal amount of the note into shares of our Class A common stock.

The convertible note is secured by a lien on our assets and properties.

Critical Accounting Policies and Estimates

Our consolidated condensed financial statements are prepared in accordance with generally accepted accounting principles accepted in the United States. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in the notes of the consolidated condensed financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

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

We have elected to take advantage of the exemption from the adoption of new or revised financial accounting standards until they would apply to private companies. As a result of this election, our consolidated condensed financial statements may not be comparable to companies that comply with public company effective dates.

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

Notwithstanding the existence of the internal control deficiencies, management believes that the consolidated condensed financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

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

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BOXLIGHT CORPORATION

May 15, 2019	By:	/s/ JAMES MARK ELLIOTT
James Mark Elliott
Chief Executive Officer

May 15, 2019	By:	/s/ TAKESHA BROWN
Takesha Brown
Chief Financial Officer (Principal Financial and Accounting Officer)

