Form 10-Q
period 2019-06-30
Boxlight Corp
filed 2019-08-13
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

1045 Progress Circle

Lawrenceville, Georgia 30043

Phone: (678) 367-0809

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BOXL	The Nasdaq Stock Market LLC

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

The number of shares outstanding of the registrant’s common stock on August 13, 2019 was 10,715,925.

BOXLIGHT CORPORATION

2

PART I. Financial Information

Item 1. Financial Statements

Boxlight Corporation

Consolidated Condensed Balance Sheets

As of June 30, 2019 and December 31, 2018

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current asset:
Cash and cash equivalents	$945,389	$901,459
Accounts receivable – trade, net of allowances	7,391,438	3,634,726
Inventories, net of reserve	3,249,590	4,214,316
Prepaid expenses and other current assets	1,475,186	1,214,157
Total current assets	13,061,603	9,964,658

Property and equipment, net of accumulated depreciation	209,641	226,409
Intangible assets, net of accumulated amortization	5,994,817	6,352,273
Goodwill	4,723,549	4,723,549
Other assets	302	298
Total assets	$23,989,912	$21,267,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,714,287	$1,883,626
Accounts payable and accrued expenses – related parties	5,393,354	6,009,112
Warranty reserve	652,541	580,236
Short-term debt	4,077,626	2,306,227
Short-term debt – related party	435,668	377,333
Current portion of earn-out payable – related party	196,654	136,667
Deferred revenues – short-term	333,732	938,050
Derivative liabilities	2,268,272	326,452
Other short-term liabilities	37,189	5,128
Total current liabilities	18,109,323	12,562,831

Deferred revenues – long-term	115,406	134,964
Earn-out payable – related party	213,346	273,333
Long-term debt – related party	217,562	328,000
Long term debt	1,846,365	-
Total liabilities	20,502,002	13,299,128

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 250,000 shares issued and outstanding	25	25
Common stock, $0.0001 par value, 200,000,000 shares authorized; 10,591,706 and 10,176,433 Class A shares issued and outstanding, respectively	1,059	1,018
Additional paid-in capital	28,664,527	27,279,931
Subscriptions receivable	(200)	(225)
Accumulated deficit	(25,055,896)	(19,206,271)
Other comprehensive loss	(121,605)	(106,419)
Total stockholders’ equity	3,487,910	7,968,059

Total liabilities and stockholders’ equity	$23,989,912	$21,267,187

See accompanying notes to the financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Operations and Comprehensive Loss

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues, net	$11,096,016	$9,663,657	$16,108,730	$15,660,342
Cost of revenues	7,847,790	7,938,340	11,275,964	12,454,053
Gross profit	3,248,226	1,725,317	4,832,766	3,206,289

Operating expense:
General and administrative expenses	3,894,154	3,726,585	7,654,266	6,920,598
Research and development	324,582	177,098	560,578	269,603
Total operating expense	4,218,736	3,903,683	8,214,844	7,190,201

Loss from operations	(970,510)	(2,178,366)	(3,382,078)	(3,983,912)

Other income (expense):
Interest expense, net	(479,022)	(207,271)	(759,625)	(354,199)
Other income, net	23,670	16,732	44,879	3,271
Changes in fair value of derivative liabilities	263,260	(2,191,677)	(1,899,235)	(1,156,518)
Gain from settlements of liabilities	-	103,560	146,434	129,298
Total other expense	(192,092)	(2,278,656)	(2,467,547)	(1,378,148)

Net loss	$(1,162,602)	$(4,457,022)	$(5,849,625)	$(5,362,060)

Comprehensive loss:
Net loss	(1,162,602)	(4,457,022)	$(5,849,625)	$(5,362,060)
Other comprehensive loss:
Foreign currency translation gain (loss)	22,962	(30,549)	(15,185)	(25,686)
Total comprehensive loss	$(1,139,640)	$(4,487,571)	$(5,864,810)	$(5,387,746)

Net loss per common share – basic and diluted	$(0.11)	$(0.45)	$(0.56)	$(0.55)
Weighted average number of common shares outstanding – basic and diluted	10,590,451	9,810,905	10,424,054	9,760,427

See accompanying notes to the financial statements

Boxlight Corporation

Consolidated Condensed Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Total stockholders’ equity, beginning balances	$4,455,784	$9,065,405	$7,968,059	$9,050,376

Series A preferred stock	25	25	25	25

Class A common stock and additional paid-in capital:
Beginning balances	28,493,844	22,042,116	27,280,949	21,126,912
Shares issued for:
Cash	-	-	-	420,000
Stock options exercised	-	-	-	3
Conversion of notes payable	-	-	382,525	-
Acquisition	-	2,263,746	500,000	2,263,746
Other share-based payments	12,000	68,237	24,000	68,237
Closing fees for issuance of notes payable	-	-	199,509	-
Stock compensation expense	159,742	1,620,490	278,603	2,117,178
Other	-	-	-	(1,487)
Ending balances	28,665,586	25,994,589	28,665,586	25,994,589

Subscription receivable
Beginning balances	(225)	(325)	(225)	(325)
Payment received from stockholder	25	-	25	-
Ending balances	(200)	(325)	(200)	(325)

Other comprehensive loss
Beginning balances	(144,566)	(42,985)	(106,419)	(47,848)
Foreign currency translation loss	22,961	(30,549)	(15,186)	(25,686)
Ending balances	(121,605)	(73,534)	(121,605)	(73,534)

Accumulated deficit
Beginning balances	(23,893,294)	(12,933,426)	(19,206,271)	(12,028,388)
Net loss	(1,162,602)	(4,457,022)	(5,849,625)	(5,362,060)
Ending balances	(25,055,896)	(17,390,448)	(25,055,896)	(17,390,448)

Total stockholders’ equity, ending balances	$3,487,910	$8,530,307	$3,487,910	$8,530,307

See accompanying notes to the financial statements

Boxlight Corporation

Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net loss	$(5,849,625)	$(5,362,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	143,448	56,236
Bad debt expense	(52,134)	16,476
Gain on settlement of liabilities	(146,434)	(25,738)
Gain on settlement of derivative liabilities	-	(103,560)
Change in allowance for sales returns and volume rebate	(150,087)	113,784
Change in inventory reserve	91,726	(81,521)
Change in fair value of derivative liability	1,899,235	1,156,518
Stock compensation expense	321,188	1,110,644
Other share-based payments	24,000	-
Depreciation and amortization	467,409	381,638
Changes in operating assets and liabilities:
Accounts receivable – trade	(3,548,193)	(1,578,356)
Inventories	1,259,485	1,872,318
Prepaid expenses and other current assets	(176,619)	(1,573,177)
Accounts payable and accrued expenses	2,848,976	260,882
Warranty Reserve	72,305	132,147
Accounts payable and accrued expenses - related parties	(615,759)	719,081
Deferred revenues	(623,876)	591,573
Other short-term liabilities	32,061	-
Net cash (used in) provided by operating activities	$(4,002,894)	$(2,313,115)

Cash flows from investing activities:
Cash receipts from acquisitions	10,261	1,278,065
Cash paid for acquisitions	-	(410,138)
Net cash provided by investing activities	$10,261	$867,927

Cash flows from financing activities:
Proceeds from subscription receivable	25	-
Proceeds from short-term debt	9,675,867	10,512,486
Principal payments on short-term debt	(9,454,143)	(9,683,181)
Proceeds from convertible notes payable	4,000,000	-
Debt issuance costs	(170,000)	-
Proceeds from issuance of common stock	-	420,000
Proceeds from issuance of common stock upon exercise of options	-	3
Net cash provided by financing activities	$4,051,749	$1,249,308

Effect of foreign currency exchange rates	(15,186)	(15,421)

Net increase (decrease) in cash and cash equivalents	$43,930	$(211,301)

Cash and cash equivalents, beginning of the period	901,459	2,010,325

Cash and cash equivalents, end of the period	$945,389	$1,799,024

Supplemental cash flow disclosures:
Cash paid for interest	$744,744	$289,174
Non-cash investment and financing transactions:
Shares issued as consideration for the acquisition of Cohuborate	$-	$1,435,176
Shares, notes payable and earn-out liability issued as consideration the acquisition of Qwizdom	$-	$1,894,570
Additional contribution from settlement of related party derivative liability	$-	$1,149,580
Conversion of notes payable	$382,525	$-
Shares and notes payable issued as consideration for acquisition of Modern Robotics, Inc. net of cash received	$559,739	-
Shares issue for closing fees related to outstanding notes payable	$199,509	-

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

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated condensed financial statements include the accounts of Boxlight Parent, Boxlight Group, Mimio, Genesis, Cohuba, Qwizdom Companies, EOS and MRI. Transactions and balances among all of the companies have been eliminated.

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

Intangible assets AND GOODWILL

Intangible assets, other than goodwill are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets, other than goodwill periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No material impairments of intangible assets have been identified during any of the periods presented. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a market approach. Goodwill is not amortized and is not deductible for tax purposes.

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

The Company determined that certain warrants to purchase common stock do not satisfy the criteria for classification as equity instruments due to the existence of certain netcash and non-fixed settlement provisions that are not within the sole control of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, receivables and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. Debt approximates fair value due to either the short-term nature or recent execution of the debt agreement.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2019
Derivative liabilities - warrant instruments	$-	$-	$2,268,272	$2,268,272
Earn-out payable – related party	-	-	410,000	410,000

			$2,678,272	$2,2678,272

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Derivative liabilities - warrant instruments	$-	$-	$326,452	$326,452
Earn-out payable – related party	-	-	410,000	410,000

			$736,452	$736,452

REVENUE RECOGNITION

Revenue is comprised of product sales and service revenue, net of sales returns, early payment discounts, and volume rebate payments paid to the value-added resellers (“VARs”). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

Product revenue is derived from the sale of projectors, interactive panels and related accessories. Evidence of an arrangement consists of an order from its distributors, resellers or end users. The Company considers delivery to have occurred once title and risk of loss has been transferred.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Since the Company is an Emerging Growth Company, the ASU is effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual reporting periods beginning after December 15, 2021. Earlier application is permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In March 2019, the Company adopted ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The new guidance modifies the disclosure requirements for fair value measurement, most notably eliminating the need to disclose the amount and reasons for transfers between Level 1 and Level 2, the policy for timing of transfers between levels, and the valuation processes for Level 3 measurements. Certain disclosure modifications are not yet applicable to the Company as an emerging growth company. Those include the requirements added to Topic 820, such as enhanced disclosures regarding uncertainty, providing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting to simplify the accounting of share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of FASB ASC Topic 718, Compensation - Stock Compensation, to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations. The ASU supersedes the guidance in Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. Awards to nonemployees are measured by estimating the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. The guidance is effective for calendar-year public business entities in annual periods after December 15, 2018, and interim periods within those years. The Company adopted this pronouncement in the first quarter of 2019 and it did not have a material impact on its consolidated condensed financial statements.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – GOING CONCERN

These consolidated condensed financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As of June 30, 2019, the Company had an accumulated deficit of $25,055,896 and a working capital deficit of $5,047,720. During the six months ended June 30, 2019, the Company incurred a net loss of $5,849,625 and net cash used in operations was $4,002,894. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance date of these consolidated condensed financial statements. These consolidated condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is seeking to obtain funds for operations from its public or private sales of equity or debt securities or from bank or other loans.

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

On March 12, 2019, the Company entered into an asset purchase agreement with MRI, based in Miami, Florida. MRI is engaged in the business of developing, selling and distributing science, technology, engineering and math (STEM), robotics and programming solutions to the global education market. The Company purchased the MRI net assets for 200,000 shares of the Company’s Class A common stock and a $70,000 note payable.

Assets acquired:
Cash	$10,261
Accounts receivable	66,300
Inventories	386,485
Prepaid expenses	24,413
Intangible assets	93,185
Total assets acquired	580,644
Total liabilities assumed	(10,644)

Net assets acquired	$570,000

Consideration paid:
Issuance of 200,000 shares of Class A common stock	$500,000
Note payable	70,000

Total	$570,000

NOTE 4 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at June 30, 2019 and December 31, 2018:

	2019	2018

Accounts receivable - trade	$8,212,843	$4,658,352
Allowance for doubtful accounts	(224,373)	(276,507)
Allowance for sales returns and volume rebates	(597,032)	(747,119)

Accounts receivable - trade, net of allowances	$7,391,438	$3,634,726

NOTE 5 – INVENTORIES

Inventories consisted of the following at June 30, 2019 and December 31, 2018:

	2019	2018

Finished goods	$3,079,182	$4,135,424
Spare parts	468,817	285,575
Reserve for inventory obsolescence	(298,409)	(206,683)

Inventories, net	$3,249,590	$4,214,316

During the six months ended June 30, 2019 and 2018, no obsolete inventories were written off.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at June 30, 2019 and December 31, 2018:

	2019	2018

Prepayments to vendors	$947,213	$1,033,896
Employee receivables	-	1,794
Prepaid local taxes	21,570	1,614
Prepaid insurance	32,836	-
Prepaid licenses and other	473,567	176,853

Prepaid expenses and other current assets	$1,475,186	$1,214,157

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2019 and December 31, 2018:

	Useful lives	2019	2018

Building	50 years	$199,708	$199,708
Building improvements	15 years	9,086	9,086
Leasehold improvements	9-10 years	3,355	3,355
Office equipment	2-7 years	36,450	36,450
Other equipment	5 years	42,485	42,485

Property and equipment, at cost		291,084	291,084
Accumulated depreciation		(81,443)	(64,675)

Property and equipment, net of accumulated depreciation		$209,641	$226,409

For the six months ended June 30, 2019 and 2018, the Company recorded depreciation expense of $16,768 and $10,298, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at June 30, 2019 and December 31, 2018:

	Useful lives	2019	2018

Patents	10 years	$81,683	$81,683
Customer relationships	10 years	4,009,355	4,009,355
Technology	5 years	271,585	178,400
Domain	15 years	13,955	13,955
Trademarks	10 years	3,917,590	3,917,590

Intangible assets, at cost		$8,294,168	$8,200,983
Accumulated amortization		(2,299,351)	(1,848,710)

Intangible assets, net of accumulated amortization		$5,994,817	$6,352,273

Goodwill from acquisition of EOS	N/A	$78,411	78,411
Goodwill from acquisition of Qwizdom	N/A	463,147	$463,147
Goodwill from acquisition of Mimio	N/A	44,931	44,931
Goodwill from acquisition of Boxlight	N/A	4,137,060	4,137,060
		$4,723,549	$4,723,549

For the six months ended June 30, 2019 and 2018, the Company recorded amortization expense of $450,641 and $371,340, respectively.

NOTE 9 – DEBT

The following is a summary of our debt at June 30, 2019 and December 31, 2018:

	2019	2018
Debt – Third Parties
Note payable – Lind Global	$3,773,938	$-
Accounts receivable financing – Sallyport Commercial	1,853,699	953,739
Note payable - Radium 2 Capital	175,475	725,159
Note payable - Whitebirk Finance Limited	120,879	127,329
Note payable-Harbor Gates Capital	-	500,000
Total debt – third parties	5,923,991	2,306,227
Less: current portion of debt – third parties	4,077,626	2,306,227
Long-term debt -third parties	$1,846,365	$-

Debt – Related Parties
Note payable – Qwizdom (Darin & Silvia Beamish)	490,897	601,333
Note payable -Steve Barker	$58,333	$-
Note payable – Logical Choice Corporation – Delaware	54,000	54,000
Note payable – Mark Elliott	50,000	50,000
Total debt – related parties	653,230	705,333
Less: current portion of debt – related parties	435,668	377,333
Long-term debt – related parties	$217,562	$328,000

Total debt	$6,577,221	$3,011,560

Debt - Third Parties:

Lind Global Marco Fund, LP

On March 22, 2019, the Company entered into a securities purchase agreement with Lind Global Marco Fund, LP (the “Investor”) that contemplates a $4,000,000 working capital financing for Boxlight Parent and its subsidiaries. The investment is in the form of a $4,400,000 principal amount convertible secured Boxlight Parent note with a maturity date of 24 months. The note is convertible at the option of the Investor into the Company’s Class A voting common stock at a fixed conversion price of $4.00 per share. The Company will have the right to force the Investor to convert up to 50% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $8.00 for 30 consecutive days; and 100% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $12.00 for 30 consecutive days. As of June 30, 2019, outstanding principal net of debt issuance cost and discount, and accrued interest were $3,773,938 and $77,632, respectively. Principal of $1,927,573 is due within a year from June 30, 2019.

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

As of June 30, 2019, outstanding principal and accrued interest were $1,853,699 and $0, respectively. For the six months ended June 30, 2019, the Company incurred interest expense of $359,583.

Radium Capital

On September 20, 2018, the Company entered into an agreement for the purchase and sale of future receipts with Radium Capital. Pursuant to the agreement, Radium provided proceeds of $1,000,000 to the Company based on expected future revenue. The cost of the proceeds was 26% of the loan amount plus a $10,000 origination fee. The origination fee was recorded as original issue discount and fully amortized due to the short-term nature of the agreement. The Company is required to make weekly payments of $26,636 that commenced on October 3, 2018  until August 28, 2019 to repay the debt. As of June 30, 2019, the outstanding principal and accrued interest was $175,475 and $0, respectively.

Whitebirk Finance Limited

On September 20, 2018, the Company entered into an unsecured promissory note agreement for £98,701 with Whitebirk Finance Limited. The note bears interest at a rate of 5% and matures on August 31, 2019. This note was entered to settle outstanding accounts payable between Cohuba and Whitebirk related to inventory purchases. As of June 30, 2019, outstanding principal and accrued interest was $120,879 and $5,073, respectively.

Harbor Gates Capital

On May 16, 2018, the Company entered into an unsecured promissory note agreement for $500,000 with Harbor Gates Capital. The note bore an interest at the rate of 7% per annum and matured on February 16, 2019. In addition, the Company issued 5,715 shares of its Class A common stock valued at $56,236 to the lender in lieu of payment of origination fees which was recorded as original issue discount and fully amortized because of the short-term. The Company failed to pay the note on the maturity date. As such on March 14, 2019, the note was converted into 133,750 shares of Class A common stock including the accrued interest valued at $2.86 per share.

Debt - Related Parties:

Long Term Note Payable- Qwizdom Shareholders

On June 22, 2018, the Company issued a note to Darin and Silvia Beamish, previous 100% shareholders of Qwizdom, in the amount of $656,000 bearing an 8% interest rate. The note was issued as a part of the purchase price pursuant to the Stock Purchase Agreement. The principal and accrued interest of the $656,000 note is due and payable in 12 equal quarterly payments. The first quarterly payment was due September 2018 and subsequent quarterly payments are due through June 2021. Principal and accrued interest become due and payable in full upon the completion of a public offering of Class A common stock or private placement of debt or equity securities for $10,000,000 or more. As of June 30, 2019, outstanding principal and accrued interest under this note were $490,897 and $9,082, respectively. As of December 31, 2018, outstanding principal and accrued interest under this agreement was $601,333 and $12,126, respectively. Principal in the amount of $273,335 is due within a year from June 30, 2019.

Note Payable – Steve Barker

On March 12, 2019, the Company purchased the MRI net assets for 200,000 shares of the Company’s Class A common stock and a $70,000 note payable. As of June 30, 2019, outstanding principal and accrued interest under this agreement was $58,333 and $556, respectively.

Line of Credit - Logical Choice Corporation-Delaware

On May 21, 2014, the Company entered into a line of credit agreement with Logical Choice Corporation-Delaware (“LCC-Delaware”), former sole member of Genesis. The line of credit allowed the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed accrued interest at 10% per annum. Interest accrued on any advanced funds was due monthly and the outstanding principal and any accrued interest were due in full on May 21, 2015. In May 2016, the maturity date was extended to May 21, 2018. This loan is currently in default. The assets of Genesis have been pledged, but subordinated to Sallyport financing, as a security interest against any advances on the line of credit. As of June 30, 2019, outstanding principal and accrued interest under this agreement was $54,000 and $23,994, respectively. As of December 31, 2018, outstanding principal and accrued interest under this agreement was $54,000 and $21,316, respectively.

Note Payable – Mark Elliott

On January 16, 2015, the Company issued a note to Mark Elliott, the Company’s Chief Executive Officer, in the amount of $50,000. The note as amended was due on December 31, 2018 and bears interest at an annual rate of 10%, compounded monthly. The note is convertible into the Company’s common stock at the lesser of (i) $6.28 per share, (ii) a discount of 20% to the stock price if the Company’s common stock is publicly traded, or (iii) if applicable, such other amount negotiated by the Company. The note holder may convert all, but not less than all, of the outstanding principal and interest due under this note. On July 3, 2018, Mark Elliott, the Company’s Chief Executive Officer amended the note to eliminate the conversion provision of the note. As of June 30, 2019, outstanding principal and accrued interest under this note were $50,000 and $22,288, respectively. The note is currently in default. As of December 31, 2018, outstanding principal and accrued interest under this note were $50,000 and $19,808, respectively.

NOTE 10 – DEFERRED REVENUE

The Company has future performance obligations for separately priced extended warranties sold related to its Lamps for Life program and advances from customers. Activity during the six months ended June 30, 2019 and 2018 was as follows:

	June 30, 2019	June 30, 2018

Balance, beginning of period	$1,073,014	$1,302,717
Additions	932,397	5,795,660
Amortization	(1,556,273)	(5,204,086)
Balance, ending of period	449,138	1,894,291

Deferred revenue – short-term	333,732	1,726,718
Deferred revenue – long-term	$115,406	$167,573

NOTE 11 – DERIVATIVE LIABILITIES

The Company had issued warrants that contain net cash settlement provisions or do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company concluded that the warrants should be accounted for as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at June 30, 2019 and 2018:

June 30, 2019
Common stock issuable upon exercise of warrants	1,189,949
Market value of common stock on measurement date	$3.07
Exercise price	$1.20 to 2.78
Risk free interest rate (1)	1.71 – 2.09%
Expected life in years	0.5-2.5 years
Expected volatility (2)	74-76%
Expected dividend yields (3)	0%

June 30, 2018
Common stock issuable upon exercise of warrants	1,112,476
Market value of common stock on measurement date	$5.11
Exercise price	$3.94 to 5.79
Risk free interest rate (1)	2.43 - 2.63%
Expected life in years	1.5 – 3.5 years
Expected volatility (2)	68 – 72%
Expected dividend yields (3)	0%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The expected volatility was determined by calculating the volatility of the Company’s peers common stock.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities rollforward for the six months ended June 30, 2019 and 2018:

Amount
Balance, December 31, 2018	$326,452
Initial valuation of derivative liabilities upon issuance of warrants	42,585
Change in fair value of derivative liabilities	1,899,235

Balance, June 30, 2019	$2,268,272

Amount
Balance, December 31, 2017	$1,857,252
Initial valuation of derivative liabilities upon issuance of warrants	131,074
Cancellation of warrants	(1,253,140)
Change in fair value of derivative liabilities	1,156,518

Balance, June 30, 2018	$1,891,704

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

Upon completion of the Company’s IPO, an aggregate of 250,000 shares of the Company’s non-voting convertible Series A preferred stock were issued to Vert Capital for the acquisition of Genesis. All of the Series A preferred stock shall be converted into 398,406 Class A common stock.

Common Stock

The Company’s common stock consists of: 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of June 30, 2019 and December 31, 2018, the Company had 10,591,706 and 10,176,433 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at June 30, 2019 and December 31, 2018.

Issuance of common stock

During the six months ended June 30, 2019, the Company issued 9,757 shares of common stock in lieu of payment for services with an aggregate amount of $24,000.

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

Exercise of stock options

No stock options were exercised during the six months ended June 30, 2019.

NOTE 13 – STOCK COMPENSATION

The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees, and consultants of the Company or a subsidiary of the Company under the plan is 2,690,438 shares. Grants made under this plan must be approved by the Company’s Board of Directors. As of June 30, 2019, the Company had 985,226 shares reserved for issuance under the plan.

Stock Options

Under our stock option program, an employee receives an award that provides the opportunity in the future to purchase the Company’s shares at the market price of our stock on the date the award is granted (strike price). The options become exercisable over a range of immediately vested to four-year vesting periods and expire 5 years from the grant date, unless stated differently in the option agreements, if they are not exercised. Stock options have no financial statement effect on the date they are granted but rather are reflected over time through compensation expense. We record compensation expense based on the estimated fair value of the awards which is amortized as compensation expense on a straight-line basis over the vesting period. Accordingly, total expense related to the award is reduced by the fair value of options that are forfeited by employees that leave the Company prior to vesting.

Following is a summary of the option activities during the six months ended June 30, 2019:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2018	1,718,024	$4.18	4.64
Granted	20,000	$2.50
Cancelled	(84,455)	$5.30
Outstanding, June 30, 2019	1,653,569	$4.11	4.24
Exercisable, June 30, 2019	1,198,845	$3.74	4.06

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. As of June 30, 2019, the options had an intrinsic value of approximately $1.3 million.

On March 12, 2019, the Company issued 20,000 stock options to, Steve Barker, Vice President of Robotics at Boxlight with an exercise price of $2.50 per share. The expiration date of these options is 10 years from the grant date. These options had an aggregate fair value of approximately $31,436 on the grant date.

Variables used in the Black-Scholes option-pricing model for options granted during the six months ended June 30, 2019 include: (1) discount rate of 2.41% (2) expected life, using simplified method, of 6 years, (3) expected volatility of 69%, and (4) zero expected dividends.

Warrants

Following is a summary of the warrant activities during the six months ended June 30, 2019:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2018	1,184,121	$1.90	1.63
Granted	60,827	$2.60
Outstanding, June 30, 2019	1,244,948	$1.50	1.10
Exercisable, June 30, 2019	1,191,511	$1.28	1.00

During the six months ended June 30, 2019, the Company issued 60,827 warrants to Dynamic Capital, the warrants were issued in accordance with the terms of the warrant agreement that required the issuance of additional shares when the Company issues shares to either raise additional capital or complete an acquisition.

Variables used in the Black-Scholes option-pricing model for warrants granted during the six months ended June 30, 2019 include: (1) discount rate of 1.71% – 2.09% (2) expected life of 0.5 – 2.5 years, (3) expected volatility of 76%, and (4) zero expected dividends.

Stock compensation expense

For the six months ended June 30, 2019 and 2018, the Company recorded the following stock compensation in general and administrative expense:

	2019	2018
Stock options	$278,603	$967,597
Warrants	42,585	131,047
Common stock	-	12,000
Total stock compensation expense	$321,188	$1,110,644

As of June 30, 2019, there was approximately $1.4 million of unrecognized compensation expense related to unvested options, which will be amortized over the remaining vesting period. Of that total, approximately $0.2 million is estimated to be recorded as compensation expense in the remaining six months of 2019.

NOTE 14 – OTHER RELATED PARTY TRANSACTIONS

Management Agreement

On November 30, 2017, the Company entered into a management agreement with Dynamic Capital, LLC, a Delaware limited liability company owned by the AEL Irrevocable Trust and managed by Adam Levin (“Dynamic Capital”). Pursuant to the agreement, Dynamic Capital shall perform consulting services for the Company relating to, among other things, sourcing and analyzing strategic acquisitions and introductions to various financing sources. Dynamic Capital shall receive a management fee payable in cash equal to 1.125% of total consolidated net revenues for the fiscal years ended December 31, 2017 and 2018, payable in monthly installments. The annual fee is subject to a cap of $750,000 in each of 2017 and 2018. At its option, Dynamic Capital may defer payment until the end of each year and receive payment in the form of shares of Class A common stock of the Company. As of June 30, 2019, and December 31, 2018, the Company had a payable of $99,950 and $425,619, respectively, pursuant to the agreement.

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

Sales and Purchases - EDI

Everest Display Inc. (“EDI”), an affiliate of the Company’s major shareholder K-Laser, is a major supplier of products to the Company. For the six months ended June 30, 2019 and 2018, the Company had purchases of $379,627 and $2,701,899, respectively, from EDI. For the six months ended June 30, 2019 and 2018, the Company had sales of $21,336 and $5,100, respectively, to EDI. As of June 30, 2019, and December 31, 2018, the Company had accounts payable of $5,248,409 and $5,491,616, respectively, to EDI.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases three offices under non-cancelable lease agreements. The leases provide that the Company pays only a monthly rental and is not responsible for taxes, insurance or maintenance expenses related to the property. Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to June 30, 2019 are as follows:

Year ending December 31,	Amount
2019	$177,773
2020	335,032
2021	315,840
2022	79,440

Net Minimum Lease Payments	$908,085

For the six months ended June 30, 2019 and 2018, aggregate rent expense was approximately $206,227 and $134,700 respectively.

NOTE 16 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company’s revenues were concentrated among few customers for the six months ended June 30, 2019 and 2018:

Customer	Total revenues from the customer to total revenues for the six months ended June 30, 2019	Accounts receivable from the customer as of June 30, 2019 (rounded to 000’s)
1	20%	$877
2	13%	1,210

Customer	Total revenues from the customer to total revenues for the six months ended June 30, 2018	Accounts receivable from the customer as of June 30, 2018 (rounded to 000’s)
1	29%	$1,017

The loss of the significant customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company’s purchases were concentrated among a few vendors for the six months ended June 30, 2019 and 2018:

Vendor	Total purchases from the vendor to total purchases for the six months ended June 30, 2019	Accounts payable (prepayment) to the vendor as of June 30, 2019 (rounded to 000’s)
1	27%	$(2,215)
2	17%	$-

Vendor	Total purchases from the vendor to total purchases for the six months ended June 30, 2018	Accounts payable (prepayment) to the vendor as of June 30, 2018 (rounded to 000’s)
1	40%	$(343)
2*	28%	$4,871
3	16%	$(888)

*EDI, a related party. See Note 14.

The Company believes there are other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 17 – SUBSEQUENT EVENTS

On August 6, 2019, the Company issued 122,916 shares of common stock valued at $2.40 per share to its Executive Officers as part of their 2019 compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Form 10-Q may contain forward-looking statements relating to Boxlight Corporation. All statements, trend analyses and other information relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “trend” and “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties including those factors described below under “Factors That May Affect Future Operations”, and that actual results may differ materially from those contemplated by such forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

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

We believe we can achieve significant cost-savings by merging the operations of the companies we acquire and after their acquisition leverage the opportunity to reduce costs through the following methods:

●	Staff reductions – consolidating resources, such as accounting, marketing and human resources.

●	Economies of scale – improved purchasing power with a greater ability to negotiate prices with suppliers.

●	Improved market reach and industry visibility – increase in customer base and entry into new markets.

Components of our Results of Operations and Financial Condition

Revenue

Our revenue is comprised of product, installation and professional development revenues less sales discounts.

●	Product revenue. Product revenue is derived from the sale of our interactive projectors, flat panels, peripherals and accessories, along with other third-party products, directly to our customers, as well as through our network of domestic and international distributors.

●	Installation revenue. We receive revenue from installation and that we outsource to third parties.

●	Professional development revenue. We receive revenue from providing professional development services through third parties and our network of distributors.

Cost of revenue

Our cost of revenue is comprised of the following:

●	third-party logistics costs;

●	costs to purchase components and finished goods directly;

●	inbound and outbound freight costs and duties;

●	costs associated with the repair of products under warranty; and

●	write-downs of inventory carrying value to adjust for excess and obsolete inventory and periodic physical inventory counts.

●	cost of professionals to deliver the professional development training.

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

Operating expenses

We classify our operating expenses into two categories: general and administrative research and development.

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

Research and development. Research and development expense consists primarily of personnel related costs, prototype and sample costs,design costs and global product certifications mostly for wireless certifications.

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

Operating Results – Boxlight Corporation

For the six-month periods ended June 30, 2019 and 2018

Revenues. Total revenues for the six months ended June 30, 2019 were $16,108,730, as compared to $15,660,342 for the six months ended June 30, 2018, resulting in a 3% increase. The increase in revenues in 2018 is primarily attributable to the slight increase in sales volume.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2019 was $11,275,964, as compared to $12,454,053 for the six months ended June 30, 2018, resulting in a 9% decrease. The decrease in cost of revenues were mainly the result of lower margins on the initial delivery of two large projects in 2018 sales.

Gross Profit. Gross profit for the six months ended June 30, 2019 was $4,832,766 as compared to $3,206,289 for the six months ended June 30, 2018. Gross margin increased from 20% to 30% was largely driven by the lower margins on initial deliveries for two large projects during 2018.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2019 was $7,654,266 as compared to $6,920,598 for the six months ended June 30, 2018. The increase was the result of general and administrative costs for Qwizdom in the amount of $0.5 million and for EOS  in the amount of $0.1 million as they were acquired in June and August 2018, respectively.

Research and Development Expense. Research and development expense was $560,578 and $269,603 for the six months ended June 30, 2019 and 2018, respectively. The increase in research and development expense was primarily associated to Qwizdom which was acquired in June 2018.

Other Expense. Other expense for the six months ended June 30, 2019 was $2,467,547, as compared to $1,378,148 for the six months ended June 30, 2018. Other expense increased primarily due to increased interest expense of $0.4 million from loans entered into with Lind Global for $4.4 million and Radium for $1.0 million and change in fair value of derivative liability of $0.7 million as a result of, quarterly mark to market adjustment driven by the change in the stock price.

Net loss. Net loss was $5,849,625 and $5,362,060 for the six months ended June 30, 2019 and 2018, respectively. The increase in the net loss was primarily due to increased expense related to change in FV of derivative liabilities and interest expense offset by an increase in sales and higher margins.

For the three-month periods ended June 30, 2019 and 2018

Revenues. Total revenues for the three months ended June 30, 2019 were $11,096,016, as compared to $9,663,657 for the three months ended June 30, 2018, resulting in a 15% increase. The increase in revenues is primarily attributable to the increase in sales volume in 2019.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2019 was $7,847,790, as compared to $7,938,340 for the three months ended June 30, 2018. Cost of revenues were slightly higher in second quarter of 2018 due to lower margins on the initial delivery of two large projects in 2018 sales.

Gross Profit. Gross profit for the three months ended June 30, 2019 was $3,248,226, as compared to $1,725,317 for the three months ended June 30, 2018. Gross margin increased from 18% to 29%. The higher margins during the three months ended June 30, 2019 were due to the delivery of two large projects during 2018 that were low margin projects.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2019 was $3,894,154 as compared to $3,726,585 for the three months ended June 30, 2018. The slight increase was the result of the acquisitions of Qwizdom and EOS.

Research and Development Expense. Research and development expense was $324,582 and $177,098 for the three months ended June 30, 2019 and 2018, respectively. Research and development expense was primarily due to the acquisition of Qwizdom.

Other Expense. Other expense for the three months ended June 30, 2019 was $192,092 as compared to $2,278,656 for the three months ended June 30, 2018. Other expense mainly consists of interest expense and change in the fair value of derivative liabilities. Interest expense increased $0.3 million as a result of increased debt for Sallyport, Radium and Lind Global loans. The change in fair value of derivative liability of $2.4 million was a result of the quarterly mark to market adjustment impacted by change in the stock price.

Net loss. Net loss was $1,162,602 and $4,457,022 for the three months ended June 30, 2019 and 2018, respectively. The decrease in net loss was mainly due to the increase in sales and higher margins and change in FV of derivative liabilities

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding operations, we supplement our consolidated condensed financial statements which are prepared in accordance with GAAP with EBITDA and Adjusted EBITDA, both non-GAAP financial measures of earnings.

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

The following table contains reconciliations of net losses to EBITDA for the periods presented.

Reconciliation of net loss for the three months ended

June 30, 2019 and 2018 to EBITDA and adjusted EBITDA

(in thousands)	June 30, 2019	June 30, 2018
Net loss	$(1,163)	$(4,457)
Depreciation and amortization	225	194
Interest expense	479	207
EBITDA	$(459)	$(4,056)
Stock compensation expense	160	636
Change in fair value of derivative liabilities	(263)	2,192
Adjusted EBITDA	$(562)	$(1,228)

Reconciliation of net loss for the six months ended

June 30, 2019 and 2018 to EBITDA and adjusted EBITDA

(in thousands)	June 30, 2019	June 30, 2018
Net loss	$(5,850)	$(5,362)
Depreciation and amortization	467	382
Interest expense	760	354
EBITDA	$(4,623)	$(4,626)
Stock compensation expense	321	1,111
Change in fair value of derivative liabilities	1,899	1,157
Adjusted EBITDA	$(2,403)	$(2,358)

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

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $945,389 and a working capital deficit of $5,047,720. For the six months ended June 30, 2019 and 2018, we had net cash (used in) provided by operating activities of $(4,002,894) and $(2,313,115), investing activities of $10,261 and 867,927 respectively, and financing activities of $4,051,749 and 1,249,308, respectively. We had accounts receivable net of allowances of $7,391,438 and $3,634,726 for the period ended June 30, 2019 and year ended December 31, 2018.

We financed our operations in 2019 primarily with an accounts receivable financing arrangement entered into with a lender. The lender agreed to purchase 85% of the eligible accounts receivable of the Company, up to $6 million, with the right of recourse. Our accounts receivable and our ability to borrow against accounts receivable provides an additional source of liquidity as cash payments are collected from customers in the normal course of business. Our accounts receivable balance fluctuates throughout the year based on the seasonality of the business.

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

The Company had an accumulated deficit and a net working capital deficit of approximately $5,047,720 for the six months ended June 30, 2019. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance date of these consolidated condensed financial statements. These consolidated condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our consolidated condensed financial statements are prepared in accordance with generally accepted accounting principles accepted in the United States. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated condensed financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in notes of the consolidated condensed financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

1.	Revenue recognition
2.	Intangible assets
3.	Derivative
4.	Stock compensation expense

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

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the fiscal quarter ended June 30. 2019 (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses related to the following:

●	insufficient personnel resources within the accounting function to segregate the duties between preparation and review of financial statements; and
●	insufficient written policies and procedures over accounting transaction processing and period end financial disclosure,

The above material weaknesses resulted in ineffective oversight in the establishment and proper monitoring controls over accounting and financial reporting.

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

There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

BOXLIGHT CORPORATION

August 13, 2019	By:	/s/ JAMES MARK ELLIOTT
James Mark Elliott
Chief Executive Officer

August 13, 2019	By:	/s/ TAKESHA BROWN
Takesha Brown
Chief Financial Officer (Principal Financial and Accounting Officer)

