Form 10-Q
period 2019-09-30
Boxlight Corp
filed 2019-11-12
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock on November 11, 2019 was 11,023,870.

BOXLIGHT CORPORATION

2

PART I. Financial Information

Item 1. Financial Statements

Boxlight Corporation

Consolidated Condensed Balance Sheets

As of September 30, 2019 and December 31, 2018

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current asset:
Cash and cash equivalents	$806,245	$901,459
Accounts receivable – trade, net of allowances	8,415,106	3,634,726
Inventories, net of reserve	3,418,460	4,214,316
Prepaid expenses and other current assets	1,581,636	1,214,157
Total current assets	14,221,447	9,964,658

Property and equipment, net of accumulated depreciation	209,520	226,409
Intangible assets, net of accumulated amortization	5,776,915	6,352,273
Goodwill	4,723,549	4,723,549
Other assets	302	298
Total assets	$24,931,733	$21,267,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,683,050	$1,883,626
Accounts payable and accrued expenses – related parties	5,110,061	6,009,112
Warranty reserve	779,583	580,236
Short-term debt	6,883,522	2,306,227
Short-term debt – related party	357,668	377,333
Current portion of earn-out payable – related party	288,652	136,667
Deferred revenues – short-term	311,184	938,050
Derivative liabilities	896,095	326,452
Other short-term liabilities	77,896	5,128
Total current liabilities	19,387,711	12,562,831

Deferred revenues – long-term	97,481	134,964
Earn-out payable – related party	98,778	273,333
Long-term debt – related party	162,895	328,000
Long-term debt	1,416,688	-
Total liabilities	21,163,553	13,299,128

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 250,000 shares issued and outstanding	17	25
Common stock, $0.0001 par value, 200,000,000 shares authorized; 10,849,966 and 10,176,433 Class A shares issued and outstanding, respectively	1,085	1,018
Additional paid-in capital	29,250,838	27,279,931
Subscriptions receivable	(200)	(225)
Accumulated deficit	(25,350,392)	(19,206,271)
Other comprehensive loss	(133,168)	(106,419)
Total stockholders’ equity	3,768,180	7,968,059

Total liabilities and stockholders’ equity	$24,931,733	$21,267,187

See accompanying notes to the financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Operations and Comprehensive Loss

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues, net	$11,602,722	$10,195,968	$27,711,452	$25,856,310
Cost of revenues	8,163,811	7,763,617	19,439,775	20,217,670
Gross profit	3,438,911	2,432,351	8,271,677	5,638,640

Operating expense:
General and administrative expenses	4,258,166	4,262,707	11,912,432	11,183,305
Research and development	351,104	98,952	911,682	368,555
Total operating expense	4,609,270	4,361,659	12,824,114	11,551,860

Loss from operations	(1,170,359)	(1,929,308)	(4,552,437)	(5,913,220)

Other income (expense):
Interest expense, net	(517,391)	(188,457)	(1,277,016)	(542,656)
Other income, net	21,077	38,796	65,956	42,067
Changes in fair value of derivative liabilities	1,372,177	821,528	(527,058)	(334,990)
Gain from settlements of liabilities	-	36,080	146,434	165,378
Total other income (expense)	875,863	707,947	(1,591,684)	(670,201)

Net loss	$(294,496)	$(1,221,361)	$(6,144,121)	$(6,583,421)

Comprehensive loss:
Net loss	(294,496)	(1,221,361)	$(6,144,121)	$(6,583,421)
Other comprehensive loss:
Foreign currency translation loss	(11,563)	(18,875)	(26,749)	(44,561)
Total comprehensive loss	$(306,059)	$(1,240,236)	$(6,170,870)	$(6,627,982)

Net loss per common share – basic and diluted	$(0.03)	$(0.12)	$(0.58)	$(0.66)
Weighted average number of common shares outstanding – basic and diluted	10,746,186	10,095,889	10,533,090	9,946,737

See accompanying notes to the financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Total stockholders’ equity, beginning balances	$3,487,910	$8,530,307	$7,968,059	$9,050,376

Series A preferred stock	25	25	25	25
Shares converted to Class A common stock	(8)	-	(8)	-
	17	25	17	25

Class A common stock and additional paid-in capital:
Beginning balances	28,665,586	25,994,589	27,280,949	21,126,912
Shares issued for:
Cash	-	-	-	420,000
Stock options exercised	-	-	-	3
Conversion of notes payable	-	40,691	382,525	40,691
Acquisition	-	354,000	500,000	2,617,746
Other share-based payments	12,001	11,999	36,001	80,236
Closing fees for issuance of notes payable	-	-	199,509	-
Preferred stock conversion	8	-	8	-
Executive compensation	294,998	-	294,998	-
Warrant cancellations-related party	-	-	-	1,148,068
Stock compensation expense	279,330	450,258	557,933	1,419,368
Other	-	-	-	(1,487)
Ending balances	29,251,923	26,851,537	29,251,923	26,851,537

Subscription receivable
Beginning balances	(200)	(325)	(225)	(325)
Payment received from stockholder	-	100	25	100
Ending balances	(200)	(225)	(200)	(225)

Other comprehensive loss
Beginning balances	(121,605)	(73,534)	(106,419)	(47,848)
Foreign currency translation (loss) gain	(11,563)	2,165	(26,749)	(23,521)
Ending balances	(133,168)	(71,369)	(133,168)	(71,369)

Accumulated deficit
Beginning balances	(25,055,896)	(17,390,448)	(19,206,271)	(12,028,388)
Net loss	(294,496)	(1,215,011)	(6,144,121)	(6,577,071)
Ending balances	(25,350,392)	(18,605,459)	(25,350,392)	(18,605,459)

Total stockholders’ equity, ending balances	$3,768,180	$8,174,509	$3,768,180	$8,174,509

See accompanying notes to the financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018

Cash flows from operating activities:
Net loss	$(6,144,121)	$(6,583,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	210,735	66,236
Gain on debt conversion	(146,434)	-
Bad debt expense	(78,786)	53,220
Gain on settlement of accounts payable	-	(61,818)
Gain on settlement of derivative liabilities	-	(103,560)
Change in allowance for sales returns and volume rebate	(84,164)	295,774
Change in inventory reserve	(81,995)	(24,171)
Change in fair value of derivative liability	527,058	334,990
Stock compensation expense	895,516	1,567,176
Other share-based payments	36,001	24,000
Depreciation and amortization	689,043	630,391
Changes in operating assets and liabilities:	-
Accounts receivable – trade	(4,611,130)	(3,058,242)
Inventories	1,264,336	1,199,321
Prepaid expenses and other current assets	(283,066)	(1,263,490)
Other assets	(4)	(210)
Deferred Charges	-	(3,449,710)
Accounts payable and accrued expenses	2,817,739	402,856
Warranty Reserve	199,347	1,091,090
Accounts payable and accrued expenses - related parties	(899,052)	477,201
Deferred revenues	(664,349)	4,615,486
Other short-term liabilities	72,768	-
Net cash used in operating activities	$(6,280,556)	$(3,786,881)

Cash flows from investing activities:
Cash receipts from acquisitions	10,261	1,310,334
Cash paid for acquisitions	-	(410,138)
Cash paid for furniture and fixtures	(3,611)	-
Net cash provided by investing activities	$6,650	$900,196

Cash flows from financing activities:
Proceeds from subscription receivable	25	100
Proceeds from short-term debt	22,024,710	17,497,820
Principal payments on short-term debt	(19,626,724)	(15,450,487)
Proceeds from convertible notes payable	4,000,000	-
Debt issuance costs	(170,000)	-
Proceeds from issuance of common stock	-	420,000
Exercise of options	-	3
Other	(22,570)
Net cash provided by financing activities	$6,205,441	$2,467,436

Effect of foreign currency exchange rates	(26,749)	(4,663)

Net decrease in cash and cash equivalents	$(95,214)	$(423,912)

Cash and cash equivalents, beginning of the period	901,459	2,010,325

Cash and cash equivalents, end of the period	$806,245	$1,586,413

Supplemental cash flow disclosures:
Cash paid for interest	$1,160,808	$517,136

Non-cash investment and financing transactions:
Conversion of notes payable	$382,525	-
Shares and notes payable issued as consideration for acquisition of Modern Robotics, Inc. net of cash received	$559,739	-
Shares issued for closing fees related to outstanding notes payable	$199,509	-
Shares issued to convert preferred stock	$13
Shares issued as consideration for the acquisition of Cohuborate	$-	$1,435,176
Shares, notes payable and earn-out liability issued as consideration the acquisition of Qwizdom	$-	$1,894,570
Shares issued as consideration for the acquisition of EOS		354,000
Additional contribution from settlement of related party derivative liability	$-	$1,149,580
Issuance of Class A common shares to settle accounts payable	$-	$64,691

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, receivables and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. Debt approximates fair value due to either the short-term nature or recent execution of the debt agreement. The amount of consideration received is deemed to be the fair value of long-term debt net of any debt discount and issuance cost.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2019
Derivative liabilities - warrant instruments	$-	$-	$896,095	$896,095
Earn-out payable – related party	-	-	387,430	387,430

			$1,283,525	$1,283,525

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2018
Derivative liabilities - warrant instruments	$-	$-	$326,452	$326,452
Earn-out payable – related party	-	-	410,000	410,000

			$736,452	$736,452

The following table shows the change in the Company’s earn-out payable rollforward for the nine months ended September 30, 2019 and 2018:

Amount
Balance, December 31, 2018	$410,000
Amount paid	(22,570)
Change in fair value of earn-out payable	-

Balance, September 30, 2019	$387,430

Amount
Balance, December 31, 2017	$-
Earn-out payable – related party	410,000
Amount paid	-
Change in fair value of earn-out payable	-

Balance, September 30, 2018	$410,000

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

The Company generally does not allow product returns other than under warranty. However, the Company, on a case by case basis, will grant exceptions, mostly for “buyer’s remorse” where the VAR’s end user customer either did not understand what they were ordering, or determined that the product did not meet their specific needs. An allowance for sales returns is estimated based on an analysis of historical trends.

The Company uses resellers and distributors to sell its products. Resellers’ sale agreements generally do not contain any special pricing incentives, right of return or other post shipment obligations. Distributors’ sale agreements, on the other hand, generally contain an inventory stock rotation clause, which gives the distributor the right to rotate its inventory within a specified period and in accordance to the Company’s current return procedures.

The Company has a warranty policy to provide 12 to 36-month warranty coverage on projectors, displays, accessories, batteries and computers except when sold through a “Premier Education Partner” or sold to certain schools where the Company provides 60-month warranty coverage. The Company establishes liability for estimated product warranty costs at the time the related product revenue is recognized if the potential liability is expected to be material. The projected warranty obligation is affected by historical product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials, or other costs differ from the Company’s estimates, additional warranty liabilities could be required, which would reduce the Company’s overall gross profit.

The Company offers sales incentives where the Company via offering discounted products to Company’s resellers and distributors that are redeemable only if the resellers and distributors achieve specified cumulative levels of revenue which were formally agreed to in their reseller and distributor agreements through an executed addendum. The resellers and distributors have to submit a request for the discounted products. The value of the award products as compared to the value of the transactions necessary to earn the award is generally insignificant in relation to the value of the transactions necessary to earn the award. The Company estimates and records the cost of the products related to the incentive as revenues based on analyses of historical data.

STOCK COMPENSATION

The Company estimates the fair value of each share-based compensation award at the grant date by using the Black-Scholes option pricing model. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, excess tax benefits, if any, are recognized as an addition to paid-in capital.

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

In February 2017, the FASB issued ASU 2017-04 to simplify how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The ASU is effective for annual reporting periods beginning after December 12, 2019. The new pronouncement has no impact to the Company’s procedure in measuring the fair value of goodwill and will continue to perform goodwill impairment test through both quantitative and qualitative assessment.

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

NOTE 2 – GOING CONCERN

These consolidated condensed financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As of September 30, 2019, the Company had an accumulated deficit of $25,350,392 and a working capital deficit of $5,166,264. During the nine months ended September 30, 2019, the Company incurred a net loss of $6,144,121 and net cash used in operations was $6,280,556. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance date of these consolidated condensed financial statements. These consolidated condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is seeking to obtain funds for operations through public or private sales of equity or debt securities or from bank or other loans.

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

On March 12, 2019, the Company entered into an asset purchase agreement with MRI, based in Miami, Florida. MRI is engaged in the business of developing, selling and distributing science, technology, engineering and math (STEM), robotics and programming solutions to the global education market. The Company purchased the net assets of MRI in exchange for 200,000 shares of the Company’s Class A common stock and a $70,000 note payable.

Assets acquired:
Cash	$10,261
Accounts receivable	66,300
Inventories	386,485
Prepaid expenses	24,413
Intangible assets	93,185
Total assets acquired	580,644
Total liabilities assumed	(10,644)

Net assets acquired	$570,000

Consideration paid:
Issuance of 200,000 shares of Class A common stock	$500,000
Note payable	70,000

Total	$570,000

NOTE 4 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at September 30, 2019 and December 31, 2018:

	2019	2018

Accounts receivable - trade	$9,275,782	$4,658,352
Allowance for doubtful accounts	(197,721)	(276,507)
Allowance for sales returns and volume rebates	(662,955)	(747,119)

Accounts receivable - trade, net of allowances	$8,415,106	$3,634,726

NOTE 5 – INVENTORIES

Inventories consisted of the following at September 30, 2019 and December 31, 2018:

	2019	2018

Finished goods	$3,165,703	$4,135,424
Spare parts	377,445	285,575
Reserve for inventory obsolescence	(124,688)	(206,683)

Inventories, net	$3,418,460	$4,214,316

During the nine months ended September 30, 2019 and 2018, no obsolete inventories were written off.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at September 30, 2019 and December 31, 2018:

	2019	2018

Prepayments to vendors	$990,267	$1,033,896
Employee receivables	-	1,794
Prepaid local taxes	1,633	1,614
Prepaid insurance	19,451	-
Prepaid licenses and other	570,285	176,853

Prepaid expenses and other current assets	$1,581,636	$1,214,157

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2019 and December 31, 2018:

	Useful lives	2019	2018

Building	50 years	$199,708	$199,708
Building improvements	15 years	9,086	9,086
Leasehold improvements	9-10 years	3,355	3,355
Office equipment	2-7 years	40,061	36,450
Other equipment	5 years	42,485	42,485

Property and equipment, at cost		294,695	291,084
Accumulated depreciation		(85,175)	(64,675)

Property and equipment, net of accumulated depreciation		$209,520	$226,409

For the nine months ended September 30, 2019 and 2018, the Company recorded depreciation expense of $20,500 and $47,944, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at September 30, 2019 and December 31, 2018:

	Useful lives	2019	2018

Patents	10 years	$81,683	$81,683
Customer relationships	10 years	4,009,355	4,009,355
Technology	5 years	271,585	178,400
Domain	15 years	13,955	13,955
Trademarks	10 years	3,917,590	3,917,590

Intangible assets, at cost		$8,294,168	$8,200,983
Accumulated amortization		(2,517,253)	(1,848,710)

Intangible assets, net of accumulated amortization		$5,776,915	$6,352,273

Goodwill from acquisition of EOS	N/A	$78,411	78,411
Goodwill from acquisition of Qwizdom	N/A	463,147	$463,147
Goodwill from acquisition of Mimio	N/A	44,931	44,931
Goodwill from acquisition of Boxlight	N/A	4,137,060	4,137,060
		$4,723,549	$4,723,549

For the nine months ended September 30, 2019 and 2018, the Company recorded amortization expense of $668,543 and $582,447, respectively.

NOTE 9 – DEBT

The following is a summary of our debt at September 30, 2019 and December 31, 2018:

	2019	2018
Debt – Third Parties
Note payable – Lind Global	$3,915,674	$-
Accounts receivable financing – Sallyport Commercial	4,384,536	953,739
Note payable – Radium 2 Capital	-	725,159
Note payable – Whitebirk Finance Limited	-	127,329
Note payable – Harbor Gates Capital	-	500,000
Total debt – third parties	8,300,210	2,306,227
Less: current portion of debt – third parties	6,883,522	2,306,227
Long-term debt – third parties	$1,416,688	$-

Debt – Related Parties
Note payable – Qwizdom (Darin & Silvia Beamish)	381,563	601,333
Note payable – Steve Barker	$35,000	$-
Note payable – Logical Choice Corporation – Delaware	54,000	54,000
Note payable – Mark Elliott	50,000	50,000
Total debt – related parties	520,563	705,333
Less: current portion of debt – related parties	357,668	377,333
Long-term debt – related parties	$162,895	$328,000

Total debt	$8,820,773	$3,011,560

Debt - Third Parties:

Lind Global Marco Fund, LP

On March 22, 2019, the Company entered into a securities purchase agreement with Lind Global Marco Fund, LP (the “Investor”) that contemplates a $4,000,000 working capital financing for Boxlight Parent and its subsidiaries. The investment is in the form of a $4,400,000 principal amount convertible secured Boxlight Parent note with a maturity date of 24 months. The note is convertible at the option of the Investor into the Company’s Class A voting common stock at a fixed conversion price of $4.00 per share. The Company will have the right to force the Investor to convert up to 50% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $8.00 for 30 consecutive days; and 100% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $12.00 for 30 consecutive days. As of September 30, 2019, outstanding principal net of debt issuance cost and discount, and accrued interest were $3,915,674 and $178,960, respectively. Principal of $2,933,332 is due within one year from September 30, 2019.

Accounts Receivable Financing – Sallyport Commercial Finance

On August 15, 2017, Boxlight Inc., and Genesis entered into a 12-month term account sale and purchase agreement with Sallyport Commercial Finance, LLC (“Sallyport”). Pursuant to the agreement, Sallyport agreed to purchase 85% of the eligible accounts receivable of the Company with a right of recourse back to the Company if the receivables are not collectible. This agreement requires a minimum monthly sales volume of $1,250,000 with a maximum facility limit of $6,000,000. Advances against this agreement accrue interest at the rate of 4% in excess of the highest prime rate publicly announced from time to time with a floor of 4.25%. In addition, the Company is required to pay a daily audit fee of $950 per day. The Company granted Sallyport a security interest in all of Boxlight Inc. and Genesis’ assets.

As of September 30, 2019, outstanding principal and accrued interest were $4,384,536 and $0, respectively. For the nine months ended September 30, 2019, the Company incurred interest expense of $573,796.

Radium Capital

On September 20, 2018, the Company entered into an agreement for the purchase and sale of future receipts with Radium Capital. Pursuant to the agreement, Radium provided proceeds of $1,000,000 to the Company based on expected future revenue. The cost of the proceeds was 26% of the loan amount plus a $10,000 origination fee. The origination fee was recorded as original issue discount and fully amortized due to the short-term nature of the agreement. In order to repay the debt, the Company made weekly payments of $26,636 that commenced on October 3, 2018 and continued until August 28, 2019. As of September 30, 2019, the outstanding principal and accrued interest were $0 and $0, respectively.

Whitebirk Finance Limited

On September 20, 2018, the Company entered into an unsecured promissory note agreement for £98,701 with Whitebirk Finance Limited. The note bears interest at a rate of 5% and matures on August 31, 2019. This note was executed to settle outstanding accounts payable between Cohuba and Whitebirk related to inventory purchases. As of September 30, 2019, the outstanding principal and accrued interest were $0 and $0, respectively.

Harbor Gates Capital

On May 16, 2018, the Company entered into an unsecured promissory note agreement for $500,000 with Harbor Gates Capital. The note bore an interest at the rate of 7% per annum and matured on February 16, 2019. In addition, the Company issued 5,715 shares of its Class A common stock valued at $56,236 to the lender in lieu of payment of origination fees. The note was recorded at original issue discount and fully amortized because of its short-term nature. The Company failed to pay the note on the maturity date. As such on March 14, 2019, the note was converted into 133,750 shares of Class A common stock including the accrued interest valued at $2.86 per share.

Debt - Related Parties:

Long Term Note Payable- Qwizdom Shareholders

On June 22, 2018, the Company issued a note to Darin and Silvia Beamish, the previous 100% shareholders of Qwizdom, in the amount of $656,000 bearing an 8% interest rate. The note was issued as a part of the purchase price pursuant to a stock purchase agreement. The principal and accrued interest of the $656,000 note is due and payable in 12 equal quarterly payments. The first quarterly payment was due September 2018 and subsequent quarterly payments are due through June 2021. Principal and accrued interest become due and payable in full upon the completion of a public offering of Class A common stock or private placement of debt or equity securities for $10,000,000 or more. As of September 30, 2019, outstanding principal and accrued interest under this note were $381,563 and $0, respectively. As of December 31, 2018, outstanding principal and accrued interest under this agreement was $601,333 and $12,126, respectively. Principal in the amount of $218,668 is due within a year from September 30, 2019.

Note Payable – Steve Barker

On March 12, 2019, the Company purchased the MRI net assets for 200,000 shares of the Company’s Class A common stock and a $70,000 note payable. As of September 30, 2019, outstanding principal and accrued interest under this agreement was $35,000 and $0, respectively.

Line of Credit - Logical Choice Corporation-Delaware

On May 21, 2014, the Company entered into a line of credit agreement (the “LCC Line of Credit”) with Logical Choice Corporation-Delaware (“LCC-Delaware”), the former sole member of Genesis. The LCC Line of Credit allowed the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed accrued interest at 10% per annum. Interest accrued on any advanced funds was due monthly and the outstanding principal and any accrued interest were due in full on May 21, 2015. In May 2016, the maturity date was extended to May 21, 2018. The LCC Line of Credit is currently in default. The assets of Genesis have been pledged, but subordinated to Sallyport financing, as a security interest against any advances on the line of credit. As of September 30, 2019, outstanding principal and accrued interest under this agreement was $54,000 and $25,355, respectively. As of December 31, 2018, outstanding principal and accrued interest under this agreement was $54,000 and $21,316, respectively.

Note Payable – Mark Elliott

On January 16, 2015, the Company issued a note to James Mark Elliott, the Company’s Chief Executive Officer, in the amount of $50,000. The note, as later amended, was due on December 31, 2018 and bears interest at an annual rate of 10%, compounded monthly. The note is convertible into the Company’s common stock at the lesser of (i) $6.28 per share, (ii) a discount of 20% to the stock price if the Company’s common stock is publicly traded, or (iii) if applicable, such other amount negotiated by the Company. The note holder may convert all, but not less than all, of the outstanding principal and interest due under this note. On July 3, 2018, Mr. Elliott and the Company amended the note to eliminate the conversion provision of the note. As of September 30, 2019, outstanding principal and accrued interest under this note were $50,000 and $23,548, respectively. The note is currently in default. As of December 31, 2018, outstanding principal and accrued interest under this note were $50,000 and $19,808, respectively.

NOTE 10 – DEFERRED REVENUE

The Company has future performance obligations for separately priced extended warranties sold related to its Lamps for Life program and advances from customers. Activity during the nine months ended September 30, 2019 and 2018 was as follows:

	September 30, 2019	September 30, 2018

Balance, beginning of period	$1,073,014	$1,212,292
Additions	1,667,812	15,830,015
Amortization	(2,332,161)	(11,129,344)
Balance, ending of period	408,665	5,912,963

Deferred revenue – short-term	311,184	5,749,610
Deferred revenue – long-term	$97,481	$163,353

During September 2018, the Company entered an arrangement with a distributor which specifies shipment to an intermediate site before final delivery to the end user. The distributor prepaid the majority of the sales price and assumes the title to the products upon shipment to the intermediate site. The Company deferred both the revenue and related product costs until final delivery. Deferred revenue related to the arrangement was $4.6 million at September 30, 2018 and was released December 2018.

NOTE 11 – DERIVATIVE LIABILITIES

The Company had issued warrants that contain net cash settlement provisions or do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company concluded that the warrants should be accounted for as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at September 30, 2019 and 2018:

September 30, 2019
Common stock issuable upon exercise of warrants	1,189,949
Market value of common stock on measurement date	$1.84
Exercise price	$1.20-2.23
Risk free interest rate (1)	1.63-1.88%
Expected life in years	0.25-2.25 years
Expected volatility (2)	73.69-87.03%
Expected dividend yields (3)	0%

September 30, 2018
Common stock issuable upon exercise of warrants	1,129,121
Market value of common stock on measurement date	$2.92
Exercise price	$3.10
Risk free interest rate (1)	2.59 - 2.88%
Expected life in years	1.3 – 3.3 years
Expected volatility (2)	67 – 68%
Expected dividend yields (3)	0%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The expected volatility was determined by calculating the volatility of the Company’s peers’ common stock.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities rollforward for the nine months ended September 30, 2019 and 2018:

Amount
Balance, December 31, 2018	$326,452
Initial valuation of derivative liabilities upon issuance of warrants	42,585
Change in fair value of derivative liabilities	527,058

Balance, September 30, 2019	$896,095

Amount
Balance, December 31, 2017	$1,857,252
Initial valuation of derivative liabilities upon issuance of warrants	149,321
Cancellation of warrants	(1,253,140)
Change in fair value of derivative liabilities	334,990

Balance, September 30, 2018	$1,088,423

The change in fair value of derivative liabilities includes losses from exercise price modifications.

NOTE 12 – EQUITY

Preferred Shares

The Company’s articles of incorporation provide that the Company is authorized to issue 50,000,000 shares of preferred stock consisting of: 1) 250,000 shares of non-voting Series A preferred stock, with a par value of $0.0001 per share; 2) 1,200,000 shares of voting Series B preferred stock, with a par value of $0.0001 per share; 3) 270,000 shares of voting Series C preferred stock, with a par value of $0.0001 per share; and 4) 48,280,000 shares to be designated by the Company’s Board of Directors.

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

Upon completion of the Company’s IPO, an aggregate of 250,000 shares of the Company’s non-voting convertible Series A preferred stock were issued to Vert Capital for the acquisition of Genesis. All of the Series A preferred stock shall be converted into 398,406 shares of Class A common stock. On August 5, 2019, 82,028 of these preferred shares were converted into 130,721 shares of Class A common stock.

Common Stock

The Company’s common stock consists of: 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of September 30, 2019 and December 31, 2018, the Company had 10,849,966 and 10,176,433 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at September 30, 2019 and December 31, 2018.

Issuance of common stock

During the nine months ended September 30, 2019, the Company issued 14,380 shares of common stock in lieu of payment for services with an aggregate amount of $36,000.

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

On August 6, 2019, the Company issued 122,916 shares of common stock valued at $2.40 per share as part of executive compensation.

On August 6, 2019, the company issued 130,721 shares of common stock to convert 82,028 shares of preferred stock issued to Vert Capital for the acquisition of Genesis.

Exercise of stock options

No options to purchase common stock were exercised during the nine months ended September 30, 2019.

NOTE 13 – STOCK COMPENSATION

The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees, and consultants of the Company or a subsidiary of the Company under the plan is 2,690,438 shares. Grants made under this plan must be approved by the Company’s Board of Directors. As of September 30, 2019, the Company had 461,966 shares reserved for issuance under the plan.

Stock Options

Under our stock option program, an employee receives an award that provides the opportunity in the future to purchase the Company’s shares at the market price of our stock on the date the award is granted (strike price). The options become exercisable over a range of immediately vested to four-year vesting periods and expire five years from the grant date, unless stated differently in the option agreements, if they are not exercised. Stock options have no financial statement effect on the date they are granted but rather are reflected over time through compensation expense. We record compensation expense based on the estimated fair value of the awards which is amortized as compensation expense on a straight-line basis over the vesting period. Accordingly, total expense related to the award is reduced by the fair value of options that are forfeited by employees that leave the Company prior to vesting.

Following is a summary of the option activities during the nine months ended September 30, 2019:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2018	1,718,024	$4.18	4.64
Granted	543,250	$1.83
Cancelled	(88,641)	$5.33
Outstanding, September 30, 2019	2,172,643	$3.55	4.32
Exercisable, September 30, 2019	1,493,809	$3.38	3.91

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. As of September 30, 2019, the options had an intrinsic value of approximately $0.9 million.

On January 2, 2019, the Company granted 100,000 stock options each, for a total of 300,000 options to purchase common stock, to its President, Chief Executive Officer and Chief Operating Officer with an exercise price of $1.30 per share, which options vest monthly over one-year period. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $186,411 on the grant date that was calculated using the Black-Scholes option-pricing model.

On March 12, 2019, the Company issued 20,000 stock options to Steve Barker, Vice President of Robotics at Boxlight with an exercise price of $2.50 per share. The expiration date of these options is ten years from the grant date. These options had an aggregate fair value of approximately $31,436 on the grant date.

On June 22, 2019, the Company granted 60,000 stock options to employees from the Qwizdom acquisition with an exercise price of $2.85 per share vesting annually over four years commencing June 22, 2020 as part of their compensation. The expiration date of these options is ten years from grant date. These options have an aggregate fair value of approximately $106,861on the grant date.

On August 6, 2019, the Company granted an aggregate of 131,250 stock options to each of its directors with an exercise price of $2.40 per share vesting monthly over one year. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $146,380 on the grant date that was calculated using the Black-Scholes option-pricing model.

On September 17, 2019, the Company granted 32,000 stock options to employees from the EOS acquisition with an exercise price of $2.09 per share vesting annually over four years commencing September 17, 2020 as part of their compensation. The expiration date of these options is ten years from grant date. These options have an aggregate fair value of approximately $41,811on the grant date.

Variables used in the Black-Scholes option-pricing model for options granted during the nine months ended September 30, 2019 include: (1) discount rate of 1.54 - 2.47% (2) expected life, using a simplified method, of 3 to 6 years, (3) expected volatility of 69 - 70%, and (4) zero expected dividends.

Warrants

Following is a summary of the warrant activities during the nine months ended September 30, 2019:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2018	1,184,121	$1.9	1.63
Granted	60,827	$2.2
Outstanding, September 30, 2019	1,244,948	$1.5	0.85
Exercisable, September 30, 2019	1,191,824	$1.26	0.75

During the nine months ended September 30, 2019, the Company issued 60,827 warrants to Dynamic Capital, the warrants were issued in accordance with the terms of the warrant agreement that required the issuance of additional shares when the Company issues shares to either raise additional capital or complete an acquisition.

Variables used in the Black-Scholes option-pricing model for warrants granted during the nine months ended September 30, 2019 include: (1) discount rate of 2.45 - 2.52% (2) expected life of 0.78 – 0.81 years, (3) expected volatility of 74%, and (4) zero expected dividends.

Stock compensation expense

For the nine months ended September 30, 2019 and 2018, the Company recorded the following stock compensation in general and administrative expense:

	2019	2018
Stock options	$557,933	$1,417,882
Warrants	42,585	149,294
Common stock	294,998	-
Total stock compensation expense	$895,516	$1,567,176

As of September 30, 2019, there was approximately $1.5 million of unrecognized compensation expense related to unvested options, which will be amortized over the remaining vesting period. Of that total, approximately $0.2 million is estimated to be recorded as compensation expense in the remaining three months of 2019.

NOTE 14 – OTHER RELATED PARTY TRANSACTIONS

Management Agreement

On November 30, 2017, the Company entered into a management agreement with Dynamic Capital, LLC, a Nevada limited liability company owned by the AEL Irrevocable Trust and managed by Adam Levin (“Dynamic Capital”). Pursuant to the agreement, Dynamic Capital was to perform consulting services for the Company relating to, among other things, sourcing and analyzing strategic acquisitions and introductions to various financing sources. In consideration for its services, Dynamic Capital was to receive a management fee payable in cash equal to 1.125% of total consolidated net revenues for the fiscal years ended December 31, 2017 and 2018, payable in monthly installments. The annual fee is subject to a cap of $750,000 in each of 2017 and 2018. At its option, Dynamic Capital may defer payment until the end of each year and receive payment in the form of shares of Class A common stock of the Company. As of September 30, 2019, and December 31, 2018, the Company had a payable to Dynamic Capital $0 and $425,619, respectively.

On January 31, 2018, the Company entered into a management agreement (the “Management Agreement”) with an entity owned and controlled by our President and Director, Michael Pope. The Management Agreement is separate and apart from Mr. Pope’s employment agreement with the Company’s Management Agreement, effective as of the first day of the same month that Mr. Pope’s employment with the Company shall terminate, and for a term of 13 months, Mr. Pope shall provide consulting services to the Company including sourcing and analyzing strategic acquisitions, assisting with financing activities, and other services. As consideration for the services provided, the Company shall pay a management fee equal to 0.375% of the consolidated net revenues of the Company, payable in monthly installments, not to exceed $250,000 in any calendar year. At his option, Mr. Pope may defer payment until the end of each year and receive payment in the form of shares of Class A common stock of the Company.

Sales and Purchases - EDI

Everest Display Inc. (“EDI”), an affiliate of the Company’s major shareholder K-Laser Technology, Inc., is a major supplier of products to the Company. For the nine months ended September 30, 2019 and 2018, the Company had purchases of $855,947 and $3,296,797, respectively, from EDI. For the nine months ended September 30, 2019 and 2018, the Company had sales of $37,360 and $18,546, respectively, to EDI. As of September 30, 2019, and December 31, 2018, the Company had accounts payable of $5,077,670 and $5,491,616, respectively, to EDI.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases three offices under non-cancelable lease agreements. The leases provide that the Company pays only a monthly rental and is not responsible for taxes, insurance or maintenance expenses related to the property. Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to September 30, 2019 are as follows:

Year ending December 31,	Amount
2019	$85,077
2020	335,032
2021	315,840
2022	79,440

Net Minimum Lease Payments	$815,389

For the nine months ended September 30, 2019 and 2018, aggregate rent expense was $312,910 and $216,466 respectively.

NOTE 16 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company’s revenues were concentrated among few customers for the nine months ended September 30, 2019 and 2018:

Customer	Total revenues from the customer to total revenues for the nine months ended September 30, 2019	Accounts receivable from the customer as of September 30, 2019 (rounded to 000’s)
1	13%	$643
2	13%	2,624
3	13%	638

Customer	Total revenues from the customer to total revenues for the nine months ended September 30, 2018	Accounts receivable from the customer as of September 30, 2018 (rounded to 000’s)
1	31%	$4,891

The loss of the significant customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company’s purchases were concentrated among a few vendors for the nine months ended September 30, 2019 and 2018:

Vendor	Total purchases from the vendor to total purchases for the nine months ended September 30, 2019	Accounts payable (prepayment) to the vendor as of September 30, 2019 (rounded to 000’s)
1	34%	$(1,789)

Vendor	Total purchases from the vendor to total purchases for the nine months ended September 30, 2018	Accounts payable (prepayment) to the vendor as of September 30, 2018 (rounded to 000’s)
1	33%	$(495)
2	31%	$(429)
3*	17%	$-

*EDI, a related party. See Note 14.

The Company believes there are other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 17 – SUBSEQUENT EVENTS

On October 1, 2019, the Company granted an aggregate of 207,000 stock options to its employees with an exercise price of $1.84 per share, which options vest quarterly in equal installments over a period of four years. The expiration date of these options is five years from the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Form 10-Q may contain forward-looking statements relating to Boxlight Corporation. All statements, trend analyses and other information relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “trend” “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties including those factors described below under “Factors That May Affect Future Operations”, and that actual results may differ materially from those contemplated by such forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

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

Recent Acquisitions

On March 12, 2019, we and our subsidiary, Boxlight Inc. acquired the assets and business of Modern Robotics, Inc., a New York corporation (“MRI”). The MRI assets were purchased for consideration including (i) $70,000 in the form of a promissory note and (ii) Two Hundred Thousand (200,000) shares of our Class A common stock. At closing, Boxlight Inc. entered into an employment agreement with Stephen Barker, MRI’s Chief Executive Officer, pursuant to which Mr. Barker will serve as Vice President of Robotics at Boxlight Inc. In addition, we granted options to Mr. Barker to purchase 20,000 shares of our Class A common stock at an exercise price of $2.50 per share.

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

We believe we can achieve significant cost-savings by merging the operations of the companies we acquire and after their acquisition leverage the opportunity to reduce costs through the following methods:

●	Staff reductions – consolidating resources, such as accounting, marketing and human resources.

●	Economies of scale – improved purchasing power with a greater ability to negotiate prices with suppliers.

●	Improved market reach and industry visibility – increase in customer base and entry into new markets.

Components of our Results of Operations and Financial Condition

Revenues

Our revenue is comprised of product, installation and professional development revenues less sales discounts.

●	Product revenue. Product revenue is derived from the sale of our interactive projectors, flat panels, peripherals and accessories, along with other third-party products, directly to our customers, as well as through our network of domestic and international distributors.

●	Installation revenue. We receive revenue from installation and that we outsource to third parties.

●	Professional development revenue. We receive revenue from providing professional development services through third parties and our network of distributors.

Cost of revenues

Our cost of revenues is comprised of the following:

●	costs to purchase components and finished goods directly;

●	third-party logistics costs;

●	inbound and outbound freight costs and duties;

●	costs associated with the repair of products under warranty;

●	write-downs of inventory carrying value to adjust for excess and obsolete inventory and periodic physical inventory counts; and

●	cost of professionals to deliver professional development training related to the use of our products.

We outsource some of our warehouse operations and order fulfillment and purchase products from related and third parties. Our product costs will vary directly with volume and the costs of underlying product components as well as the prices we are able to negotiate with our contract manufacturers. Shipping costs fluctuate with volume as well as with the method of shipping chosen in order to meet customer demand. As a global company with suppliers centered in Asia and customers located worldwide, we have used, and may in the future use, air shipping to deliver our products directly to our customers. Air shipping is more costly than sea or ground shipping or other delivery options. We primarily use air shipping to meet the demand of our products during peak seasons and new product launches.

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

Operating expenses

We classify our operating expenses into two categories: general and administrative and research and development.

General and administrative. General and administrative expense consists of personnel related costs, which include salaries and stock-based compensation, as well as the costs of professional services, such as accounting and legal, facilities, information technology, depreciation and amortization and other administrative expenses. General and administrative expense may fluctuate as a percentage of revenue, notably in the second and third quarters of our fiscal year when we have historically experienced our highest levels of revenue.

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

Income tax expense

We are subject to income taxes in the countries in which we do business, including the United States, United Kingdom and Mexico. The United Kingdom and Mexico have a statutory tax rate different from those in the United States. Additionally, certain of our international earnings are also taxable in the United States. Our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, absorption of foreign tax credits changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Operating Results – Boxlight Corporation

For the nine-month periods ended September 30, 2019 and 2018

Revenues. Total revenues for the nine months ended September 30, 2019 were $27,711,452, as compared to $25,856,310 for the nine months ended September 30, 2018, resulting in a 7% increase. The increase in revenues in 2019 is primarily attributable to the increase in sales volume.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2019 was $19,439,775, as compared to $20,217,670 for the nine months ended September 30, 2018, resulting in a 4% decrease. The decrease in cost of revenues were mainly the result of lower margins on the initial delivery of two large projects in 2018 sales.

Gross Profit. Gross profit for the nine months ended September 30, 2019 was $8,271,677, as compared to $5,638,640 for the nine months ended September 30, 2018. The increase in gross margin from 22% to 30% was largely driven by the lower margins on initial deliveries for two large projects during 2018 and renegotiated freight costs.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2019 was $11,912,432 as compared to $11,183,305 for the nine months ended September 30, 2018. The slight increase of $0.7 million was primarily attributable to the increase in employee salaries of $0.6 million, increase in cash bonus of $0.3 million and an increase in contract services of $0.2 million, which was offset by a decrease in stock-based compensation of $0.7 million.

Research and Development Expenses. Research and development expense were $911,682 and $368,555 for the nine months ended September 30, 2019 and 2018, respectively. The increase in research and development expense was related to contract services primarily for software consultant costs of $0.3 million for Qwizdom and salaries of $0.1 million each for Qwizdom and MRI engineers.

Other Expense. Other expense for the nine months ended September 30, 2019 was $1,591,684, as compared to $670,201 for the nine months ended September 30, 2018. Other expense increased primarily due to increased interest expense of $0.7 million from loans entered into with Lind Global for $4.4 million and Radium for $1.0 million, a change in fair value of derivative liability of $0.2 million resulting from the quarterly mark to market adjustment driven by the change in the stock price.

Net loss. Net loss was $6,144,121 and $6,583,421 for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the net loss was primarily due to an increase in gross profit offset by increase in the operating expense and interest expense.

For the three-month periods ended September 30, 2019 and 2018

Revenues. Total revenues for the three months ended September 30, 2019 were $11,602,722, as compared to $10,195,968 for the three months ended September 30, 2018, resulting in a 14% increase. The increase is primarily attributable to $0.7 million increase in sales of hardware, $0.4 increase in sales of software and $0.3 million increase in professional development services.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2019 was $8,163,811, as compared to $7,763,617 for the three months ended September 30, 2018. The cost of revenues decreased from 76% to 70% as a percentage of revenue due to lower margins on the initial delivery of two large projects in 2018 sales. In addition, the Company renegotiated the cost of goods with its primary vendors.

Gross Profit. Gross profit for the three months ended September 30, 2019 was $3,438,911, as compared to $2,432,351 for the three months ended September 30, 2018. Gross margin increased from 24% to 30%. The increase in gross profit was the result of higher profit margin from sale of software and professional development services.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2019 was $4,258,166 as compared to $4,262,707 for the three months ended September 30, 2018, which remained relatively flat.

Research and Development Expenses. Research and development expense were $351,104 and $98,952 for the three months ended September 30, 2019 and 2018, respectively. The increase in research and development was primarily due to software and engineering cost.

Other Income. Other Income for the three months ended September 30, 2019 was $875,863 as compared to $707,947 for the three months ended September 30, 2018. Other income mainly consists of interest expense and change in the fair value of derivative liabilities. The change in the fair value of derivative liability of $0.6 million was a result of the quarterly mark to market adjustment impacted by the change in the stock price. This was offset by the increase of $0.3 million in interest expense from the loan entered in 2019 with Lind Partners.

Net loss. Net loss was $294,496 and $1,221,361 for the three months ended September 30, 2019 and 2018, respectively. The decrease in net loss was mainly due to the increase in sales and higher margins and change in FV of derivative liabilities.

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

The following table contains reconciliations of net losses to EBITDA for the periods presented.

Reconciliation of net loss for the three months ended

September 30, 2019 and 2018 to EBITDA and adjusted EBITDA

(in thousands)	September 30, 2019	September 30, 2018
Net loss	$(294)	$(1,221)
Depreciation and amortization	222	248
Interest expense	517	188
EBITDA	$445	$(785)
Stock compensation expense	574	457
Change in fair value of derivative liabilities	(1,372)	(822)
Adjusted EBITDA	$(353)	$(1,150)

Reconciliation of net loss for the nine months ended

September 30, 2019 and 2018 to EBITDA and adjusted EBITDA

(in thousands)	September 30, 2019	September 30, 2018
Net loss	$(6,144)	$(6,583)
Depreciation and amortization	689	630
Interest expense	1,277	543
EBITDA	$(4,178)	$(5,410)
Stock compensation expense	896	1,567
Change in fair value of derivative liabilities	527	335
Adjusted EBITDA	$(2,755)	$(3,508)

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

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $806,245 and a working capital deficit of $5,166,264. For the nine months ended September 30, 2019 and 2018, we had net cash used in operating activities of $6,280,556 and $3,786,881, respectively, net cash provided by investing activities of $6,650 and $900,196 respectively, and net cash provided by financing activities of $6,205,441 and $2,467,436, respectively. We had accounts receivable net of allowances of $8,415,106 and $3,634,726 as of September 30, 2019 and year ended December 31, 2018.

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

The Company had an accumulated deficit and a net working capital deficit of approximately $5,166,264 for the nine months ended September 30, 2019. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance date of these consolidated condensed financial statements. These consolidated condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Financing

On March 22, 2019, we entered into a securities purchase agreement with Lind Global Marco Fund, LP (the “Investor”) that contemplates a $4,000,000 working capital financing for Boxlight Parent and its subsidiaries. The investment is in the form of a $4,400,000 principal amount convertible note secured by Boxlight Parent with a maturity date of 24 months. The note is convertible at the option of the Investor into our Class A voting common stock at a fixed conversion price of $4.00 per share. We will have the right to force the Investor to convert up to 50% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $8.00 for 30 consecutive days; and 100% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $12.00 for 30 consecutive days. At closing, a total of $4,000,000 was funded under the note.

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

Critical Accounting Policies and Estimates

Our consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated condensed financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in notes of the consolidated condensed financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

1.	Revenue recognition
2.	Intangible assets
3.	Derivatives
4.	Stock-based compensation expense

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of certain specified reduced reporting and other regulatory requirements that are available to public companies that are emerging growth companies.

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

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the fiscal quarter ended September 30. 2019 (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses related to the following:

●	insufficient personnel resources within the accounting function to segregate the duties between preparation and review of financial statements; and
●	insufficient written policies and procedures over accounting transaction processing, capital transactions and period end financial disclosure.

The above material weaknesses resulted in ineffective oversight in the establishment and proper monitoring controls over accounting and financial reporting.

Notwithstanding the existence of the internal control deficiencies, management believes that the consolidated condensed financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and results of its operations and cash flows for the Evaluation Date, in conformity with GAAP.

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

There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

BOXLIGHT CORPORATION

November 12, 2019	By:	/s/ JAMES MARK ELLIOTT
James Mark Elliott
Chief Executive Officer

November 12, 2019	By:	/s/ TAKESHA BROWN
Takesha Brown
Chief Financial Officer (Principal Financial and Accounting Officer)

