Form 10-K
period 2019-12-31
Boxlight Corp
filed 2020-05-13
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	annual Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $11,752,079.

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock on May 4, 2020 was 14,535,657.

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

Forward-looking statements include statements concerning the following:

●	our possible or assumed future results of operations;

●	our business strategies;

●	our ability to attract and retain customers;

●	our ability to sell additional products and services to customers;

●	our cash needs and financing plans;

●	our competitive position;

●	our industry environment;

●	our potential growth opportunities;

●	expected technological advances by us or by third parties and our ability to leverage them;

●	Our inability to predict or anticipate the duration or long-term economic and business consequences of the ongoing COVID-19 pandemic;

●	the effects of future regulation; and

●	our ability to protect or monetize our intellectual property.

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

We are a vertically integrated total solution provider operating in the education sector providing educators with hardware, engineering and manufacturing, software and content development for use in the classroom. We provide comprehensive services to our clients and customers, including installation, training, consulting and maintenance. We seek to provide easy-to-use solutions combining interactive displays with robust software to enhance the educational environment, ease the teacher technology burden, and improve student outcomes. Our goal is to become a single source solution to satisfy the needs of educators around the globe and provide a holistic approach to the modern classroom. Our products are currently sold in approximately 60 countries and our software is available in 32 languages, helping children learn in over 850,000 classrooms. We sell our products and software through more than 500 global reseller partners. We believe we offer the most comprehensive and integrated line of interactive display solutions, audio products, peripherals and accessories for schools and enterprises. Our products are backed by nearly 30 years of research and development. We introduced the world’s first interactive projector in 2007 and obtained patents to the technology in 2010.

Advances in technology and new options for introduction into the classroom have forced school districts to look for solutions that allow teachers and students to bring their own devices into the classroom, provide school districts with information technology departments with the means to access data with or without internet access, handle the demand for video, and control cloud and data storage challenges. Our design teams are able to quickly customize systems and configurations to serve the needs of clients so that existing hardware and software platforms can communicate with one another. We have created plug-ins for annotative software that make existing and legacy hardware interactive and allows interactivity with or without wires through our MimioTeach product. Our goal is to become a single source solution to satisfy the needs of educators around the globe and provide a holistic approach to the modern classroom.

We pride ourselves in providing industry-leading service and support and have received numerous product awards:

●	In 2018, we won the BETT Awards 2018 for our STEM product, Labdisc, tools for teaching, learning and assessment category,
●	In 2017, our MimioStudio with MimioMobile was a BETT Awards finalist in the tools for teaching, learning and assessment area, our Labdisc product was named Best of BETT 2017 for the Tech & Learning award, won the Best In Show at TCEA and our P12 Projector Series won the Tech & Learning best in show award at ISTE in 2017,
●	In 2016, our MimioMobile App with Mimio Studio Classroom Software won the 2016 Cool Tool Award and we received the 2016 Award of Excellence for our MimioTeach at the 34th Tech & Learning Awards of Excellence program honoring new and upgraded software.

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

The COVID-19 pandemic has impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions and reduced demand and spending across the education technology sector. These factors began having adverse impacts on our operations, financial performance, liquidity and price of our securities as well as on the operations and financial performance of many of the customers and suppliers in the education technology sector.

We have taken steps to protect the health and safety of our employees and maintain business continuity. In addition, we have taken steps to reduce the financial and operating effects on our business including making significant reductions in payroll, reducing travel & entertainment expenditures, professional fees, marketing expense, contract services and other operating expenses. In March 2020, we had a payroll reduction which resulted in an approximately 17% reduction of our total annual payroll expense.

Please refer to item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of specific impacts on seasonality and liquidity and capital resources.

Our Company

Boxlight Corporation was incorporated in Nevada on September 18, 2014 for the purpose of acquiring technology companies that sell interactive products into the education market. As of the date of this Annual Report, we have five subsidiaries, consisting of Boxlight Inc., a Washington State corporation, Boxlight Latinoamerica, S.A. DE C.V. and Boxlight Latinamerica Servicios, S.A. DE C.V., both incorporated in Mexico, Boxlight Group Ltd., a company  incorporated in the UK, EOSEDU, LLC, a Nevada limited liability company and Modern Robotics Inc.

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

On June 22, 2018 pursuant to a stock purchase agreement, the Company acquired 100% of the capital stock of Qwizdom Inc., a Washington corporation and its subsidiary Qwizdom UK Ltd. a corporation organized under the laws of Ireland (the “Qwizdom Companies”). The Qwizdom Companies develop software and hardware solutions that are quick to implement and designed to increase participation, provide immediate data feedback, and, most importantly, accelerate and improve comprehension and learning. The Qwizdom Companies have offices outside Seattle, WA and Belfast, Northern Ireland and deliver products in 44 languages to customers around the world through a network of partners. Over the last three years, over 80,000 licenses have been distributed for the Qwizdom Companies’ interactive whiteboard software and online solutions.

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

On March 12, 2019 Boxlight Inc. acquired substantially all of the assets and assumed certain liabilities of Modern Robotics Inc., a New York corporation (“Modern Robotics”) is a company engaged in the business of developing, selling and distributing STEM, robotics and programming solutions to the education market globally.

On April 17, 2020, Boxlight Inc. acquired substantially all of the assets and assumed certain liabilities of MyStemKits Inc. (“MyStemKits”). MyStemKits is in the business of developing, selling and distributing 3D printable science, technology, engineering and math curriculums incorporating 3D printed project kits for education, and owns the right to manufacture, market and distribute Robo 3D branded 3D printers and associated hardware for the global education market.

For a description of the terms of our acquisitions of Cohuborate, the Qwizdom Companies, EOSEDU and the acquisitions of the assets of Modern Robotics and MyStemKits, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Acquisitions” elsewhere in this Annual Report.

The organizational structure of our companies is as follows:

Our Markets

The global education industry is undergoing a significant transition, as primary and secondary school districts, colleges and universities, as well as governments, corporations and individuals around the world are increasingly recognizing the importance of using technology to more effectively provide information to educate students and other users. In the United States, which is our primary market, we sell and distribute interactive educational products for grades K-12 to both public and private schools. The K-12 education sector represents one of the largest industry segments. The sector is comprised of approximately 15,600 public school districts across the 50 states and 132,000 public and private elementary and secondary schools. In addition to its size, the U.S. K-12 education market is highly decentralized and is characterized by complex content adoption processes. We believe this market structure underscores the importance of scale and industry relationships and the need for broad, diverse coverage across states, districts and schools. Even while we believe certain initiatives in the education sector, such as the Common Core State Standards, a set of shared math and literacy standards benchmarked to international standards, have increased standardization in K-12 education content, we believe significant state standard specific customization still exists, and we believe the need to address customization provides an ongoing need for companies in the sector to maintain relationships with individual state and district policymakers and expertise in state-varying academic standards.

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

Our Opportunity

We believe that our Connected Classroom™ solution uniquely positions Boxlight to be the leading provider of EdTech products within our categories in the global education technology market. Our holistic solution of hardware, software, content and professional development improves learning progression by increasing student engagement and timely interventions. Coupled with our innovations: we have a strong brand, operations and supply-chain; our channel to the US and global market is growing year-on-year; and a global 24/7 technical and customer services team retains a very high satisfaction rating.

It is widely acknowledged globally that long-term economic growth is closely correlated to investment in education and educational technology, thus sustaining long-term growth in the market, even during periods of economic downturn. Further details of our solution and favorable macro-economic analysis:

Growth in U.S. K-12 Market Expenditures

Significant resources are being devoted to primary and secondary education, both in the United States and abroad. As set forth in the Executive Office of the President, Council of Economic Advisers report, U.S. education expenditure has been estimated at approximately $1.3 trillion (~6% of U.S. GDP), with K-12 education accounting for close to half ($625 billion) of this spending. Global spending is roughly triple U.S. spending for K-12 education.

The market for K-12 services and technology has historically grown above the pace of inflation, averaging 7.2% growth annually since 1969. Deviations around this mean occur during periods of economic growth and recession causing peaks and troughs in the K-12 market, albeit below other sectors.

Justifying HolonIQ market analysis states that Global EdTech Venture Capital has been $32 billion in the last decade (approximately 33% within the US), and predicts nearly triple that investment through to 2030. Following that the global “expenditure on education and training from governments, parents, individuals and corporates continues to grow to historic levels and is expected to reach USD$10T by 2030”.

Futuresource, in 2019, stated: “forecast [for US Interactive Display Market] for the next four years is expected to be strong, averaging 13% growth per year. The transition to IFPDs will contribute to the market almost doubling in value over five years to $1.6B in 2023.”

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

Major vendors are introducing technology-enabled tools that can facilitate user engagement, motivate learners, and help in collaborations, thereby increasing the market share and attracting new consumers to the market. The growing popularity of blended learning that enhances the efficiency of learners will drive the growth of the e-learning market. The e-learning market is expected to generate revenue of $65.41 billion by 2023, growing at a CAGR of 7.07% during the forecast period.

Handheld Device Adoption

Handheld devices, including smartphones, tablets, e-readers and digital video technologies, are now fundamental to the way students communicate. A 2010 Federal Communications Commission (FCC) survey provides evidence that the rates of handheld use will increase dramatically. It reported that while 50% of respondents currently use handhelds for administrative purposes, 14% of schools and 24% of districts use such devices for academic or educational purposes. Furthermore, 45% of respondents plan to start using such devices for academic and educational purposes within the next two to three years. The survey stated that, “The use of digital video technologies to support curriculum is becoming increasingly popular as a way to improve student engagement.”

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

Our Portfolio

We currently offer products within the following categories:

●	Front-of-Class Display
●	Classroom Audio
●	STEM
●	Educational Software & Content
●	Peripherals and Accessories
●	Professional Development

Boxlight Connected Classroom are permutations of these products coming together to create a holistic integrated solution centered around the teacher and learners within and outside the confines of the physical room.

Front-of-Class Display Category

Boxlight offers a choice of Interactive Front Panel Displays (IFPD), Interactive Whiteboards (IWB), Interactive Projectors and Non-Interactive Projectors. Each comes with licensed copies of our software, access to prepared content and Professional Development modules. There are upsell opportunities for our software and PD modules.

ProColor Series 3 Interactive Flat Panel Display

The ProColor Series 3 interactive LED panels are available in three sizes – 65”, 75”, and 86”. Each offers 4K resolution that produces extraordinarily sharp images suitable for a range of classroom sizes. They also include a slot for an optional PC Module that provides embedded Windows 10. All also include embedded Android computing capability for PC free control, applications, and annotation. ProColor Interactive LED panels utilize infrared touch tracking technology, offering 20 points of touch for simultaneous interaction of multiple users. ProColor’s built-in speakers add room filling sound to the display’s vivid colors. The interactive LED panels feature anti-glare safety glass with optical coatings that are highly scratch resistant, improve viewing angles, and reduce ambient light interference.

MimioDisplay 3 Interactive Flat Panel Display

MimioDisplay 3 is a touchscreen UHD HDR display with 20 points of touch, digital passive pen and eraser, and comes in three sizes – 65, 75 and 86”. The product has a Natural User Interface, so is designed to be intuitive to realize higher adoption of features, and as a result is more effective in helping teachers realize learning objectives. For example: in Windows Ink compliant applications, like Office 365, the passive digital pen draws, the eraser block erases digital ink (whilst cleaning the glass) and touches provide gestures without having to use the software’s user interface. Like the ProColor 3, the display has a custom inbuilt Android 8 Launcher tailored for an interactive large screen and comes with:

●	Infinite Sketch – a whiteboard app to create and capture outcomes;
●	Floating widgets such as annotate-over-video, screen capture, calculator and others;
●	Unplug’d – Boxlight’s mirroring app that allows teachers to orchestrate up to four simultaneous displays across Windows, Chrome OS, Android and iOS and casting of the MimioDisplay to all the devices in a classroom;
●	NDMS – Boxlight’s cloud-based device management system to remotely manage displays; and,
●	K12-Store – a curated list of Android applications that teachers can install onto the device.

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

MimioFrame Touch Kit

MimioFrame can turn a projection (dry-erase) board into an Interactive Whiteboard in 10-15 minutes. Millions of classrooms already have a conventional whiteboard and a non-interactive projector. MimioFrame uses infrared (IR) technology embedded in the four sides of the frame to turn that non-interactive combination into a modern 10-touch-interactive Digital Classroom. No drilling or cutting is required, MimioFrame easily and quickly attaches with industrial-strength double-sided tape.

MimioBoard Touch Interactive Whiteboard

Boxlight’s MimioBoard Interactive Touch Boards are available in 78” 4:3 aspect ratio and 87” 16:10 aspect ratio. These boards provide sophisticated interactivity with any projector because the touch interactivity is built into the board. Unlike many competitive products, Boxlight’s touch boards are suited for use with dry erase markers. Many competitive products advise against using dry erase markers because their boards stain. Boxlight’s touch boards use a porcelain-on-steel surface for durability and dry erase compatibility. The Boxlight Touch Boards are also much lighter weight than most competitive products which results in faster, easier and a lower cost installation process.

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

Classroom Audio Category

Unfortunately, not every classroom is acoustically efficient and not every child has normal hearing. However, learning is noticeably enhanced when each child receives clear, intelligible instruction throughout the day, regardless of class size, background noise, seat location, or if the child has a mild hearing loss. Audio systems are becoming standard for new construction and refurbishment projects, and the federal government passed the Americans With Disabilities Act (ADA) and provides funding support for such solutions. For this reason Boxlight has launched this new category and the debut product is MimioClarity.

MimioClarity™

MimioClarity is a premium offering that distributes audio around the classroom and integrates with the front-of-class display. The system is designed to improve learning outcomes by reducing noise, increasing word recognition and improving student engagement. It has a combined 60W amplifier and microphone receiver, comes both a teacher and student microphone, with an option of a two or four speaker-system. Consistent with other Boxlight offerings the focus has been to keep the user experience as simple as possible and the costs of implementation and ownership as low as possible.

STEM Category

Through acquisitions of Modern Robotics, Robo3D and MyStemKits, Boxlight has added to its portfolio a growing category of STEM (science, technology, engineering and math) products.

Mimio MyBot

The Mimio MyBot system bridges the gap between learning about robotics in the classroom and the application of robotics in the real world. Our intuitive and accessible system helps students develop core skills in programming, engineering, and robotics. We provide a system to facilitate learning and ignite a passion in students with the freedom and flexibility to build, code, and test new and unique models. Mimio MyBot allows students to explore and learn freely while removing common obstacles such as requiring network infrastructure changes or expensive workstations.

Robo3D

Robo E3, Robo E3 Pro (Coming Soon) and Robo C2 are smart, safe, and simple 3D printers that come with access to over 300+ lessons of 3D printable STEM curriculum, replacement materials and accessories.

MyStemKits

MyStemKits offers hundreds of standards-driven lesson plans for grades K-12 math and science teachers. High-quality lessons plans are developed and studied by The Florida Center for Research in Science. Technology, Engineering, and Mathematics (FCR-STEM), which is part of one of the nation’s oldest and most productive university-based education research organizations.

MimioView document camera

Boxlight’s MimioView 350Uis a 4K document camera that is integrated with MimioStudio to make the combination easy to use with a single cable connection that carries power, video, and control. MimioView 350U is fully integrated into our MimioStudio software solution and is controlled through MimioStudio’s applications menu. With two clicks, the teacher or user can turn on, auto-focus, and illuminate the included LED lights for smooth high-definition images.

Educational Software Category

Boxlight’s suite of software is a combination of titles from acquisitions of Mimio and Qwizdom, both were leading brands in the IWB and Formative Assessment Software Categories, and since then capabilities have been built upon that IP since. The premise of our software is to:

●	Provide the “glue” that integrates the hardware together to provide a Connected Classroom.
●	Help educators inform their decisions in the classroom, through more systematic data about their students’ performance and behaviors.
●	Help make learning be more engaging, interactive, accessible and innovative.
●	Help teachers be more efficient in planning, preparation, reporting and analysis, and effective in instruction and assessment.

MimioStudio Interactive Instructional Software

MimioStudio Interactive Instructional Software enables the creation, editing, and presentation of interactive instructional lessons and activities. These lessons and activities can be presented and managed from the front of the classroom using any of Boxlight’s front of classroom display systems including MimioTeach + our non-interactive projectors, ProColor Interactive LED panels, MimioBoard Touch + our non-interactive projectors, MimioFrame + our non-interactive projectors or ProjectoWrite “P” Series interactive projectors in either pen or touch controlled versions. MimioStudio can also be operated using MimioPad as a full-featured remote control or a mobile device such as an iPad or tablet which includes a display screen that fully replicates the front-of-classroom display generated by MimioStudio. Operation with a mobile device is enabled via the three-user license for MimioMobile, provided with the MimioStudio license that accompanies all front-of-classroom devices from Mimio.

MimioMobile Collaboration and Assessment Application

The introduction of MimioMobile, a software accessory for MimioStudio, in 2014 introduced a new era of fully interactive student activities that are directly and immediately able to be displayed on the front-of-classroom interactive displays through MimioStudio.

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

Oktopus Instructional and Whiteboarding Software

Designed specifically for touch-enabled devices, Oktopus Interactive Instructional Software enables the creation, editing, and presentation of interactive instructional lessons and activities. Over 70 interactive widgets, tools, and classroom game modes make it simple and fun to run ad-hoc or pre-planned sessions. Similar to MimioStudio, these lessons and activities can be presented and managed from the front of the classroom using any of Boxlight’s front of classroom display systems.

Notes+ Collaboration and Assessment Application

Notes+ is a software accessory for use with Oktopus Software or a PPT plugin that allows students to view and interact with the teacher presentation during a live class session. Students can answer questions, annotate, request help, and share content with the main display from nearly any mobile device or laptop. Question types supported include multiple choice, multiple-mark, yes/no, true/false, sequencing, numeric, and text response.

GameZones Multi-student Interactive Gaming Software

GameZones allows up to four students to work simultaneously on a touch screen or tablet to complete interactive ‘game style’ activities. The solution is extremely simple and easy to use and includes over 150 educational activities.

MimioInteract Multi-student Interactive Gaming Software

MimioInteract allows up to four students to work simultaneously on a touch screen or tablet to complete interactive ‘game style’ activities. The solution includes over 200 educational activities and also allows teachers to create or modify activities through the software.

Peripherals and Accessories

We offer a line of peripherals and accessories, including amplified speaker systems, mobile carts, installation accessories and adjustable wall-mount accessories that complement our entire line of interactive projectors, interactive LED flat panels and standard projectors.

MimioVote Student Assessment System

Boxlight’s MimioVote is a handheld “clicker” that enables student assessment with essentially zero training. MimioVote is so simple it genuinely qualifies as intuitive, an elusive and often proclaimed attribute that is actually merited by MimioVote. MimioVote fully integrates into the MimioMobile environment and offers everything from attendance to fully immersive and on-the-fly student assessment. The MimioVote was specifically designed to survive the rigors of even kindergarten and elementary classrooms where being dropped, stepped on, and kicked are all part of a normal day. The handset’s non-slip coating helps keep it from sliding off desktops or out of little hands. Should they take “flight”, Mimio Vote’s rugged construction keeps each handset working.

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

Boxlight-EOS Professional Development

Boxlight strives to provide the best tools to help teachers improve student outcomes. Through our subsidiary, EOS Education, we can extend our commitment to schools and districts by providing a rich portfolio of classroom training, professional development, and educator certification.

We provide engaging, differentiated professional development for teachers to ensure that every student benefits from the technology tools available in their classrooms and schools. Programs can be customized, building comfort and confidence using the specific hardware and software platforms available to each teacher.

EOS is unique because:

●	Teacher-centric: We help teachers use the technology they have access to for their specific instructional purposes—we go beyond just point and click.
●	Hands-on: Teachers have an opportunity to practice new technical skills during sessions.
●	Differentiated: Adjusted to current skills, knowledge, and teachers’ in-classroom practices.
●	Job-embedded: Grounded in day-to-day teaching to be relevant, engaging, and practical to implement.
●	Student context: Introducing technology tools to students and how to engage them with purpose.

Integration Strategy

We have centralized our business management for all acquisitions through an enterprise resource planning (ERP) system. This newly implemented ERP system offers streamlined subsidiary integration utilizing a multi-currency platform. We have strengthened and refined the process to drive front-line sales forecasting to factory production. Through the ERP system, we have synchronized five separate accounting and customer relationship management systems through a cloud-based interface to improve inter-company information sharing and allow management at the Company to have immediate access to snapshots of the performance of each of our subsidiaries in a common currency. As we grow, organically or through acquisition, we plan to quickly integrate each subsidiary or division into this new ERP and allow for dynamic snapshots of our subsidiaries and divisions to allow for timely and effective business decisions.

Logistics; Suppliers

Logistics is currently provided by our Lawrenceville, Georgia facility and multiple third-party logistics partners throughout the world (3PL’s). These 3PL partners allow Boxlight to provide affordable freight routes and shorter delivery times to our customers by providing on-hand inventory in localized markets. Contract manufacturing for Boxlight’s products are through original design manufacturer (ODM) and original equipment manufacturer (OEM) partners according to Boxlight’s specific engineering specifications and utilizing IP developed and owned by Boxlight. Boxlight’s factories for ODM and OEM are located in the USA, Taiwan, China, and Germany.

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

Sales and Marketing

Our sales force consists of nine regional account managers in the US, one in Latin America, four in Europe and one Head of Sales, and two sales support staff all of which is overseen by our Senior Vice President of Global Sales and Marketing. Our marketing team consists of one Vice President of Marketing Communications, one Marketing Coordinators, one Education Specialist, and one Graphic Designer). Our sales force and marketing teams primarily drive sales of interactive flat panels, interactive projectors, interactive touch table, education software, STEM data logging and robotics products and related peripherals and accessories to school districts, throughout North, Central and South America, Europe, the Middle East and Asia. In addition, we go to market through an indirect channel distribution model and utilize traditional value-added resellers and support them with training to become knowledgeable about the products we sell. We currently have approximately 800 resellers.

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

Even with these competitors, the market presents new opportunities in responding to demands to replace outdated and failing interactive whiteboards with more affordable and simpler solution interactive whiteboards. Our ability to integrate our technologies and remain innovative and develop new technologies desired by our current and potential new contract manufacturing customers will determine our ability to grow our contract manufacturing divisions. In addition, we have begun to see expansion in the market to sales of complementary products that work in conjunction with the interactive technology, including software, audio solutions, data capture and tablets.

Employees

As of December 31, 2019, we had approximately 68 employees, of whom 5 are executives, five employees are engaged in product development, engineering and research and development, 14 employees are engaged in sales and marketing, 21 employees are engaged in administrative and clerical services and eight employees are engaged in service and production. In addition, a total of approximately five individuals provide sales agency services to us as independent contractors.

None of our employees are represented by labor organizations. We consider our relationship with our employees to be excellent. A majority of our employees have entered into non-disclosure and non-competition agreements with us or our operating subsidiaries.

ITEM 1A. RISK FACTORS

War, terrorism, other acts of violence or natural or man-made disasters, including a global pandemic, may affect the markets in which the Company operates, the Company’s customers, the Company’s delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial conditions.

The Company’s business may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters, including famine, food, fire, earthquake, storm or pandemic events and spread of disease (including the recent outbreak of the coronavirus commonly referred to as “COVID-19”). Such events may cause customers to suspend their decisions on using the Company’s products and services, make it impossible to attend or sponsor trade shows or other conferences in which our products and services are presented to customers and potential customers, cause restrictions, postponements and cancellations of events that attract large crowds and public gatherings such as trade shows at which we have historically presented our products, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with purchases of goods or services, commitments to develop new products. These events also pose significant risks to the Company’s personnel and to physical facilities, transportation and operations, which could materially adversely affect the Company’s financial results.

As a result of the ongoing COVID-19 pandemic, there is a risk related to modification of the traditional classroom setting that may result in reduced demand for our classroom solutions, including reduced demand for our interactive displays due to extended or indefinite distance and digital learning.

There is also a risk of reduced borrowing with our factoring and purchase order financing facilities, as well as risk of inability to raise additional capital.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 1045 Progress Circle, Lawrenceville, Georgia 30043, in a building of approximately 48,000 square feet, for which we pay approximately $25,000 per month as rent pursuant to a rental agreement that extends through March 2022. Our corporate headquarters house our administrative offices as well as distribution operations and assembly for the Boxlight brand.

We also maintain offices in Poulsbo, Washington, Lexington, Massachusetts, Scottsdale, Arizona, Miami, Florida and Utica, NY for sales, marketing, technical support and service staff.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be party to litigation matters occurring in the ordinary course of our business. As of the date of this Annual Report, however, there are no material pending legal or governmental proceedings relating to our Company to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on the NASDAQ Capital Market, or NASDAQ, under the symbol “BOXL” on November 30, 2017. Prior to that time, our common stock was not traded on any exchange or quoted on any over the counter market. The prices set forth below reflect the quarterly high and low sales prices per share for our common stock, as reported by the NASDAQ:

	High	Low
2020
First Quarter	$1.58	$0.35
Second Quarter (through May 4, 2020)	$0.81	$0.57

2019
First Quarter	$4.20	$1.25
Second Quarter	$4.56	$2.80
Third Quarter	$3.08	$1.66
Fourth Quarter	$3.06	$1.03

2018
First Quarter	$7.00	$3.00
Second Quarter	$17.40	$3.18
Third Quarter	$5.95	$2.88
Fourth Quarter	$4.84	$1.20

Holders

As of May 4, 2020, we had 386 holders of record of our common stock and 14,535,657 shares of common stock issued and outstanding.

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

2014 Stock Option Plan

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

The following table provides information as of December 31, 2019 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,384,688	$3.35	305,749
Equity compensation plans not approved by security holders	350,000	$2.20	-
Total	2,734,688		305,749

On April 15, 2020, the 2014 Stock Option plan was amended, wherein the Board of Directors approved the addition of 3,700,000 shares available for grant to directors, officers and employees.

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

We purchased the Cohuborate shares through the issuance of 257,200 shares of our Class A common stock. The Cohuborate shareholders agreed not to sell their shares for a period of one year from the closing of the acquisition, and for a period of five years thereafter, not to sell more than 20% of their shares of the Company in any 12-month period.

On June 22, 2018, we purchased 100% of the shares of Qwizdom, Inc. for a total of $2,304,570, which consideration was paid in the form of (i) $410,000 in cash, (ii) a 8% note of $656,000, (iii) 142,857 shares of Boxlight Class A common stock valued at $5.8 per share, and (iv) a maximum $410,000 earnout based on future derived from the Qwizdom companies. The principal and accrued interest under the note is due and payable in 12 equal quarterly payments. The first quarterly payment was due on the last business day of March 2019 and subsequent quarterly payments are to be made on the last business day of the 6th, 9th and 12th calendar month and quarterly thereafter until the Maturity Date. The Maturity Date is defined as the earlier of (i) our completing a public offering of our common stock or private placement of our debt or equity securities (each a “Financing”) that results in our receipt of gross proceeds from such Financing of $10,000,000 or more, or (ii) that date which shall be the last business day of June 2021.

In addition, the former Qwizdom shareholders are entitled to receive an annual payment, to be made within 90 days following the end of each of the three years ending December 31, 2018, December 31, 2019 and December 31, 2020 (each an “Anniversary Year”) in an amount equal to 16.4% of all consolidated net sales revenues of the Qwizdom Companies in excess of $750,000 Dollars that may be obtained by Boxlight and its consolidated subsidiaries (including the Qwizdom Companies) in any one or more of the three Anniversary Years from the sale of software (the “Earn-Out”); provided, that in no event shall the aggregate amount of the Earn-Out payments payable to the shareholders in respect of such three Anniversary Years exceed the sum of $410,000. During 2019, the Company paid $22,570 of the earn-out payable.

As part of the transaction, Qwizdom entered into a three-year employment agreement with Darin Beamish, its Chief Executive Officer, and Qwizdom UK entered into a three-year employment agreement with Dermot Sweeney, its President. In addition, Boxlight granted options to Mr. Sweeney and Mr. Beamish to purchase 40,000 and 20,000 shares of Boxlight Class A common stock, respectively at an exercise price of $5.78 per share.

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

On April 17, 2020, our subsidiary, Boxlight, Inc. consummated the transactions contemplated by an asset purchase agreement, dated February 4, 2020 (the “Asset Purchase Agreement”), with MyStemKits, Inc., a Delaware corporation (“MyStemKits”), and STEM Education Holdings, Pty, an Australian corporation (“STEM”), which is the sole shareholder of MyStemKits. Boxlight, Inc. acquired the assets, and assumed certain liabilities, of MyStemKits in exchange for a purchase price of $600,000 (the “Purchase Price”). Pursuant to a letter agreement, dated April 17, 2020 between MyStemKits, Boxlight and us, the form of payment of the $600,000 Purchase Price was adjusted so that: (i) $100,000 was cash paid at closing, (ii) $150,000 was paid in the form of a working capital credit and inventory adjustment, and (iii) the balance is payable in the form of a $350,000 purchase note (payable in four equal installments of $87,500 on July 31, 2020, October 31, 2020, January 31, 2021 and April 30, 2020. Further, acknowledging the ongoing COVID-19 pandemic, the parties agreed that potential adjustments may be made to the two installment payments due on July 31, 2020 and October 31, 2020 in the event the actual gross revenue of MyStemKits continues to be materially below budget. In a related transaction, on April 17, 2020, Stemify Limited (“Stemify”), an affiliate of MyStemKits, entered into an agreement with the Company pursuant to which Stemify agreed to purchase 142,857 shares of our Class A common stock, par value $0.0001 per share, at a purchase price of $0.70 per share for a total of $100,000.

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

As a result, we believe that an analysis of the historical costs and expenses of our Target Sellers (a company that is the subject of an attempted acquisition) prior to their acquisition will not provide guidance as to the anticipated results after acquisition. We anticipate that we will be able to achieve significant reductions in our costs of revenue and selling, general and administrative expenses from the levels currently incurred by the Target Sellers operating independently, thereby increasing our EBITDA and cash flows.

Components of our Results of Operations and Financial Condition

Revenue

Our revenue is comprised of product revenue, software revenue, installation revenue and professional development revenue.

●	Product revenue. Product revenue is derived from the sale of our interactive projectors, flat panels, peripherals and accessories, along with other third-party products, directly to our customers, as well as through our network of domestic and international distributors.

●	Installation revenue. We receive revenue from installation services that we outsource to third parties.

●	Professional development revenue. We receive revenue from providing professional development services through third parties and our network of distributors.

Cost of revenue

Our cost of revenue is comprised of the following:

●	third-party logistics costs;

●	costs to purchase components and finished goods directly;

●	inbound and outbound freight costs and duties;

●	costs associated with the repair of products under warranty;

●	write-downs of inventory carrying value to adjust for excess and obsolete inventory and periodic physical inventory counts;

●	cost of professionals to deliver the professional development training; and

●	customs expense.

We outsource some of our warehouse operations and order fulfillment and we purchase products from related entities and third parties. Our product costs vary directly with volume and based on the costs of underlying product components as well as the prices we are able to negotiate with our contract manufacturers. Shipping costs fluctuate with volume as well as with the method of shipping chosen in order to meet customer demand. As a global company with suppliers centered in Asia and customers located worldwide, we have used, and may in the future use, air shipping to deliver our products directly to our customers. Air shipping is more costly than sea or ground shipping or other delivery options. We primarily use air shipping to meet the demand of our products during peak seasons and new product launches.

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

Operating Results – Boxlight Corporation

For the years ended December 31, 2019 and 2018

Revenues. Total revenues for the year ended December 31, 2019 were $33,030,357 as compared to $37,841,277 for the year ended December 31, 2018, resulting in a 13% decrease. Revenues consist of product revenue, software revenue, product installation and professional development. The decrease in revenue in 2019 is driven by a $6 million decrease in hardware sales including a $0.6 million adjustment resulting from adoption of FASB’s Accounting Standards Update (“ASU”) No. 2015-09, Revenue from Contracts with Customers (Topic 606), which required us to defer and amortize in future periods. Further, there were two new large contracts in 2018 with school districts which resulted in an increase in sales volume. These decreases were offset by an increase of $1 million each in both professional development services and software sales.

Cost of Revenues. Cost of revenues for the year ended December 31, 2019 was $24,088,639 as compared to $29,188,108 for the year ended December 31, 2018, resulting in a 17% decrease. Cost of revenues consists primarily of product cost, freight expenses, customs expense and inventory write-downs. The decrease in cost of revenues decrease was primarily attributable to a decrease in cost of goods related to hardware sales of $5 million directly related to the decrease in volume. The decrease was offset by an increase of $0.4 million in customs expense.

Gross Profit. Gross profit for the year ended December 31, 2019 was $8,941,718 as compared to $8,653,169 for the year ended December 31, 2018. Gross Profit as an overall percentage increased from 23% to 27% as a result of lower profit margins on initial deliveries of two large contracts in the second quarter of 2018 and a shift in product mix from lower to higher margin products such as professional development services and software revenue in 2019.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2019 was $15,771,187 as compared to $14,978,079 for the year ended December 31, 2018. The increase resulted from increases in salaries and bonuses of $0.8 million.

Research and Development Expense. Research and development expense was $1,229,480 and $671,653 for the years ended December 31, 2019 and 2018, respectively. Research and development expense primarily consists of costs associated with development of proprietary technology. The increase in research and development expense was related to contract services primarily for software consults of $0.3 million and salaries of $0.5 million.

Other income (expense), net. Other expense for the year ended December 31, 2019 was $(1,343,129) as compared to $(181,320) for the year ended December 31, 2018. Other expense increased primarily due to an increase in interest expense of $1 million and a decrease in the change in the fair value of the derivative liability of $0.2 million related primarily to the expiration of warrants.

Net loss. Net loss was $9,402,078 and $7,177,883 for the years ended December 31, 2019 and 2018, respectively. The increase in the net loss was primarily due to lower sales volume, increased salaries and bonus expense, and increased interest expense.

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding operations, we supplement our consolidated financial statements presented on a basis consistent with U.S. generally accepted accounting principles (“GAAP”) with EBITDA and Adjusted EBITDA, both non-GAAP financial measures of earnings.

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

The following table contains reconciliations of net losses to EBITDA and adjusted EBITDA for the periods presented.

Reconciliation of net loss for the year ended

December 31, 2019 and 2018 to EBITDA

(in thousands)	2019	2018
Net loss	$(9,402)	$(7,178)
Depreciation and amortization	909	886
Interest expense	1,794	842
EBITDA	$(6,699)	$(5,450)
Stock compensation expense	1,137	1,985
Change in fair value of derivative liabilities	(245)	(427)
Non-recurring IPO expenses	-	-
Adjusted EBITDA	$(5,807)	$(3,892)

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

Due to travel restrictions and concerns for the safety for our employees during the ongoing COVID-19 pandemic, we have temporarily eliminated all face to face meetings with customers and attendance at tradeshow events. In addition, we have limitations related to school access as a result of school closures. We are currently assessing the impact these changes will have on our peak season sales. Our initial assessment is that funding priority will be given to initiatives that provide for continuity of learning which may result in lower priority on total learning solution sales including hardware, software and teacher training.

We have been very proactive, and will continue to be proactive, in obtaining contracts during the fourth and first quarters that will help offset the seasonality of our business.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $1,172,994 and a working capital deficit of $7,285,224. For the years ended December 31, 2019 and 2018, we had net cash used in operating activities of $4,263,453 and $3,774,818 respectively. We had net cash provided by investing activities of $6,650 and $900,196, respectively, for the years ended December 31, 2019 and 2018. In addition, we had net cash provided by financing activities of $4,459,944 and $1,781,885, respectively, for the years ended December 31, 2019 and 2018. And we had accounts receivable of $3,665,057 on December 31, 2019.

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

In response to the higher risk environment resulting from the ongoing COVID-19 pandemic, our lender has changed their funding process which has limited our cash availability to cover operating costs. As such, the Company is considering other debt and equity financing sources to bridge the temporary funding gap and provide us with the cash necessary to cover the costs of our ongoing operations. In the current environment, the availability of capital has been significantly reduced and the cost of capital has increased. Increasing our capital through equity issuance at this time could cause significant dilution to our existing stockholders as a result of our diminished stock value resulting from the market volatility and uncertainty arising from the COVID-19 pandemic. However, the Company is confident that it will be able to manage through the current stress on its liquidity through managing its terms with customers and vendors, and future debt and/or equity fundraising.

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

The Company had an accumulated deficit, a net working capital deficit and net cash used in operations of approximately $4,263,453 for the year ended December 31, 2019. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recent Financing

On March 22, 2019, we entered into a securities purchase agreement with Lind Global Marco Fund, LP (the “Investor”or “Lind”) that contemplates a $4,000,000 working capital financing for Boxlight and its subsidiaries. The investment is in the form of a $4,400,000 principal amount convertible secured Boxlight note with a maturity date of 24 months. The note is convertible at the option of the Investor into our Class A voting common stock at a fixed conversion price of $4.00 per share. We will have the right to force the Investor to convert up to 50% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $8.00 for 30 consecutive days; and 100% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $12.00 for 30 consecutive days. At closing a total of $4,000,000 was funded under the note.

We are required to make monthly interest payments on the note at the rate of 8% per annum and principal payments in 18 equal monthly installments of $244,444 each, commencing six months after closing. So long as shares of our Class A common stock are registered for resale under the Securities Act or may be sold without restriction on the number of shares or manner of sale, we have the right to make interest payments in the form of additional shares of Class A common stock. We have the right to prepay the convertible note at any time with no penalty (the “Buy-Back Right”). Should we exercise our Buy-Back Right, the Investor will have the option of converting 25% of the outstanding $4.4 million principal amount of the note into shares of our Class A common stock. As of December 31, 2019, the Company converted $977,778 of principal and $106,643 of interest into 735,662 shares of Class A common stock.

On December 13, 2019, we entered into an additional securities purchase agreement with Lind Global Macro Fund, LP (the “Investor”) that contemplates a $1,250,000 working (the “Loan”) in exchange for the issuance of a $1,375,000 principal amount convertible secured Boxlight note with a maturity date of 24 months. The note is convertible at the option of the Investor into our Class A voting common stock at a fixed conversion price of $2.50 per share. We will have the right to force the Investor to convert up to 50% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $5.00 for 30 consecutive days; and 100% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $6.25 for 30 consecutive days. At closing a total of $1,250,000 was funded under the note.

We are required to make monthly interest payments on the note at the rate of 8% per annum and principal payments in 18 equal monthly installments of $76,388 each, commencing six months after closing. So long as shares of our Class A common stock are registered for resale under the Securities Act or may be sold without restriction on the number of shares or manner of sale, we have the right to make interest payments in the form of additional shares of Class A common stock. We have the right to prepay the convertible note at any time with no penalty (the “Buy-Back Right”). Should we exercise our Buy-Back Right, the Investor will have the option of converting 25% of the outstanding $1.4 million principal amount of the note into shares of our Class A common stock.

On February 4, 2020, we and Lind entered into a separate securities purchase agreement (the “2020 SPA”) pursuant to which we received on February 6, 2020 $750,000 in exchange for the issuance to Lind of (1) an $825,000 convertible promissory note, payable at an 8% interest rate, compounded monthly (the “2020 Note”), (2) certain shares of restricted Company Class A common stock valued at $60,000, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended February 4, 2020, and (3) a commitment fee of $26,250.

The 2020 Note matures over 24 months, with repayment to commence August 4, 2020, after which time the Company will be obligated to make monthly payments of $45,833.33 (the “Monthly Payments”), plus interest. Interest payments owed under the 2020 Note (the “Interest Payments”) shall accrue beginning on the one month anniversary of the issuance of the Note, however such Interest Payments shall accrued during the first six months of the Note, after which time the Interest Payments, including such accrued Interest Payments, shall be payable on a monthly basis in either conversion shares or in cash. As with the prior purchase agreement, we may make the Monthly Payments and any Interest Payments in shares of the Company’s Class A common stock so long as such shares are either registered for resale under the Securities Act of 1933, as amended, or may be sold without restriction pursuant to Rule 144 thereunder. As such, the Monthly Payments may be subject to reduction in any month by any amounts converted into the Company’s Class A common stock.

In connection with the February 2020 transaction, we and Lind amended and restated the $4,400,000 note referred to above and the $1,375,000 note referred to above that we issued to Lind in March and December 2019, respectively, to provide that we would not make any payments under the three Lind notes in the form of Class A Common Stock if such payments could cause the Company to violate any rules of the Nasdaq Capital Market. In addition, the Company agreed to call a stockholders meeting on or before May 31, 2020 to seek stockholder approval of the current and all prior financing transactions with Lind. We anticipate that such meeting will be held in June 2020.

In addition, on February 4, 2020, we and Lind entered into a second amended and restated security agreement for purposes of amending and restating a prior security agreement, dated as of December 13, 2019, In addition, Sallyport Commercial Finance, LLC, as first lien creditor, and Lind, as second lien creditor, entered into a second amended and restated intercreditor agreement for purposes of amending and restating the intercreditor agreement between the parties, dated as of December 13, 2019, in order to reaffirm and confirm the relative priority of each creditor’s respective security interests in our assets,

Off Balance Sheet Arrangements

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

Our significant accounting policies are discussed in the notes to the consolidated financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses related to the following:

●

insufficient written policies and procedures over accounting transaction processing and period end financial disclosure, resulting in ineffective oversight in the establishment and proper monitoring controls over accounting and financial reporting, the Company failed to identify and account for certain amounts required for income tax disclosures and identified immaterial errors related to a previously unidentified deliverable under multiple-element arrangements for revenue recognition under legacy guidance while adopting recent accounting guidance for revenue recognition.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

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

Changes in Internal Control over Financial Reporting

During first quarter of 2019, the Company was able to increase accounting staff to allow for the appropriate segregation of duties between preparation and review of financial statements. There were no additional changes made in the internal controls over financial reporting for the year ended December 31, 2019, that have material affected, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information concerning our directors, executive officers and other key members of our management team as of May 4, 2020:

Name	Age	Position(s)
Michael Pope	39	Chief Executive Officer, President and Director
James Mark Elliott	67	Chief Commercial Officer and Director
Henry (“Hank”) Nance	47	Chief Operating Officer
Takesha Brown	45	Chief Financial Officer
Daniel Leis	66	Global Sales and Marketing Leader
Tiffany Kuo	30	Non-Executive Director
Rudolph F. Crew	69	Independent Director (1) (2) (3)
Dale Strang	60	Independent Director (1) (2) (3)

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Set forth below is biographical information about each of the individuals named in the tables above:

Michael Pope.

Mr. Pope was appointed by our board on March 20, 2020 as our Chief Executive Officer and Chairman. Since July 15, 2015 Mr. Pope has served as our president. He has been a director of our Company since September 18, 2014. Mr. Pope served as Managing Director at Vert Capital, a Los Angeles based merchant bank, and its affiliates from October 2011 to October 2016, managing portfolio holdings in the education, consumer products, technology and digital media sectors. Prior to joining Vert Capital, from May 2008 to October 2011, Mr. Pope was Chief Financial Officer and Chief Operating Officer for the Taylor Family in Salt Lake City, managing family investment holdings in consumer products, professional services, real estate and education. Mr. Pope also held positions including senior SEC reporting at Omniture (Nasdaq:OMTR) and Assurance Associate at Grant Thornton. Mr. Pope holds an active CPA license and serves on the boards of various organizations. Mr. Pope earned his undergraduate and graduate degrees in accounting from Brigham Young University with academic honors. Our board of directors believes Mr. Pope’s industry experience, as well as his extensive finance and operations experience, uniquely position him to lead the Company through our next phase as a company.

James Mark Elliott. Mr. Elliott has served as our Chief Commercial Officer since January 13, 2020. He previously served as our Chief Executive Officer from September 2014 until January 2020 and has served as a director since September 18, 2014. From 2012 to date, Mr. Elliott has also served as the President of Genesis. From 2005 through 2012, he was the President of Promethean, Inc., a manufacturer and distributor of whiteboards and interactive learning devices and led the team that grew Promethean in the Americas from $5 million in revenue to $250 million, with over 1,300,000 interactive whiteboards installed around the world. Throughout his career, Mr. Elliott has held senior executive roles, including president, senior vice president or director roles with Apple Computer, Lawson Software, E3 Corporation, PowerCerv Technologies, Tandem Computers, and Unisys/Burroughs. Mr. Elliott received a BBA in Economics from the University of North Georgia and a Master of Science degree in Industrial Management from Georgia Institute of Technology. Based on Mr. Elliott’s position as the chief executive officer of both the Company and Genesis, and his executive level experience in interactive learning devices and computer technology industries, our board of directors believes that Mr. Elliott has the appropriate set of skills to serve as a member of the board.

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

Takesha Brown. Ms. Brown was appointed by our Board on March 15, 2018 as our Chief Financial Officer. Since April 2017, Ms. Brown has also served as the Company’s Controller. Prior to that, from 2010 through 2017, Ms. Brown first served in the role as Controller and then as Financial Reporting Manager at General Electric in Atlanta, Georgia. Ms. Brown started her career in public accounting, first with PricewaterhouseCoopers, then moving to Ernst & Young and staying there until 2010. At the time of her departure from Ernst & Young, Ms. Brown was an Audit Senior Manager. Ms. Brown is a licensed CPA with a Bachelor of Science in Commerce and Business Administration and a Masters of Accounting from The University of Alabama.

Daniel Leis. Mr. Leis heads our global Sales and Marketing organizations. He has 20+ years of business leadership experience including Global Services for Boxlight, co-Founder of Professional Development service provider EOS Education (acquired by Boxlight in 2018), President of leading Ed Tech Intergrator Immedia Education, and a range of senior leadership positions across the EMEA markets for global marketing research company Ipsos. Mr. Leis is a recognized thought leader in Education Technology and currently serves as the Board President of the Arizona Business Education Coalition and Board Treasurer of the Phoenix Union Foundation. In addition, his experience with international markets, as an integration partner, and as a successful entrepreneur makes him ideally suited to lead these important functional areas for Boxlight. He is a graduate of Miami University (OH).

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

Rudolph F. Crew. Dr. Crew has been a director of our Company since April 1, 2015. Since August 2013, Dr. Crew has served as the president of Medgar Evers College. From July 2012 to July 2013, he was the chief education officer at Oregon Education Investment Board, overseeing the PK-16 system. From September 2011 to July 2012, Dr. Crew served as the president of K12 Division at Revolution Prep, a company that offers preparation courses for the SAT and ACT standardized achievement tests. Prior to that, from January 2009 to July 2013, he was a professor at USC Rossier School of Education, teaching graduate school courses. From January 2009 to September 2011, Dr. Crew also served as the president of Global Partnership Schools, an organization offers planning support services and collaborative programs to public schools and school districts. Dr. Crew received his bachelor’s degree in management from Babson College in 1972. He earned his master’s degree in urban education in 1973 and his doctoral degree in educational administration in 1978, both from the University of Massachusetts. We believe that Dr. Crew’s in-depth knowledge and extensive experience in education field make him a valuable member of our board of directors.

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

Director Independence

As of the date of this Annual Report, the Company only has two independent directors, Dr. Rudy Crew and Mr. Dale Strang, and is not in full compliance with Nasdaq’s Rule 5605(b)(1), which requires that each company listed on Nasdaq maintains a majority independent board. Nonetheless, as a Nasdaq listed company, we believe that the foregoing directors do satisfy the definition of “Independent Director” under Nasdaq Rule 5605(a)(2). In making this determination, our Board of Directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet on a regular basis as often as is necessary to fulfill their oversight responsibilities, including meeting at least annually in executive session without the presence of non-independent directors and management.

The Company received a non-compliance notification from Nasdaq on January 23, 2020 related to our failure to maintain a majority independent board. The Company responded with a plan of compliance that the Nominating and Governance Committee of the Board of Directors would immediately begin a search for independent director candidates and appoint two independent directors on or before June 30, 2020 and regain compliance with a majority independent board and an audit committee with by maintaining three independent members on our Board of Directors.

Board Committees

Our Board of Directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Our Board of Directors has adopted written charters for each of these committees. Copies of the charters are available on our website at www.boxlightcorp.com. Our Board of Directors may establish other committees as it deems necessary or appropriate from time to time.

Board Leadership Structure and Role in Risk Oversight

Mr. Pope holds the positions of Chief Executive Officer, President and Chairman of the Board of the Company. The Board believes that Mr. Pope’s services as Chief Executive Officer, President and Chairman of the Board is in the best interest of the Company and its shareholders. Mr. Pope possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing us in our business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters relating to the business. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our shareholders, employees and customers.

The Board has not designated a lead independent director. The independent directors can call and plan their executive sessions collaboratively and, between meetings of the Board, communicate with management and one another directly. Under these circumstances, the directors believe designating a lead independent director to take on responsibility for functions in which they all currently participate might detract from rather than enhance performance of their responsibilities as directors.

Corporate Governance

Audit Committee

According to its charter, the Audit Committee is to consist of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements under Nasdaq rules, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). A copy of our Audit Committee Charter is located under the “Corporate Governance” tab on our website at www.boxlight.com. At present, the Audit Committee members consist of Mr. Strang and Dr. Crew. All members of the Audit Committee are independent directors. The Audit Committee will assist the Board by overseeing the performance of the independent auditors and the quality and integrity of our internal accounting, auditing and financial reporting practices. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating the engagement of, the independent auditors, annually reviewing the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approving audit and non-audit services to be performed by the auditors and related fees. Our Board had previously determined that we had at least one “audit committee financial expert,” as defined by the rules and regulations of the SEC and that was Mr. Bevis. However, due to the resignation of Mr. Bevis as an independent Board member, the Company is no longer compliant with SEC requirements.

Compensation Committee

The Compensation Committee members are Mr. Strang and Dr. Crew. The Compensation Committee shall make recommendations to the Board concerning salaries and incentive compensation for our officers, including our principal executive officer, and employees and administers our stock option plans. A copy of our Compensation Committee Charter is located under the “Corporate Governance” tab on our website at www.boxlight.com.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee members are Dr. Crew and Mr. Strang. All members of the Corporate Governance and Nominating Committee are independent directors. The Corporate Governance and Nominating Committee assists the Board in identifying qualified individuals to become board members, in determining the composition of the Board and in monitoring the process to assess Board effectiveness. A copy of our Corporate Governance and Nominating Committee Charter is located under the “Corporate Governance” tab on our website at www.boxlight.com.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board

We do not currently have a procedure by which security holders may recommend nominees to the Board. Prior to the listing of our common stock on Nasdaq, as a private company with a limited shareholder base, we did not believe that it was important to provide such a procedure. However, we may consider implementing such a policy at some time in the future.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2019; except for the following:

		Transactions	Number of
Name	Late Reports	Covered	Shares
Steve Hix	Form 5	Options	27,083
James Mark Elliott	Form 4	Common Stock	36,458
James Mark Elliott	Form 4	Options	100,000
Michael Pope	Form 4	Common Stock	36,458
Michael Pope	Form 4	Options	100,000
Henry “Hank” Nance	Form 4	Common Stock	36,458
Henry “Hank” Nance	Form 4	Option	100,000
Takesha Brown	Form 4	Common Stock	13,542
James Clark	Form 3	Options	52,632
Dale Strang	Form 4	Options	31,250
Tiffany Kuo	Form 4	Options	31,250
Rudolph Crew	Form 4	Options	10,417
Harold Bevis	Form 4	Options	31,250

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding the total compensation received by, or earned by, our Chief Executive Officer, our President and Chief Operating Officer and our Chief Financial Officer (collectively, the “named executive officers”) during the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Option Awards ($)		Total ($)
James Mark Elliott, Chief Executive Officer (1)	2018	200,125	229,966	(4)	430,091
James Mark Elliott, Chief Executive Officer (1)	2019	295,988	62,137	(4)	358,125

Michael Pope, President (2)	2018	197,625	229,966	(5)	427,591
Michael Pope, President (2)	2019	295,988	62,137	(5)	358,125

Henry (“Hank”) Nance, Chief Operating Officer	2018	198,333	459,932	(6)	658,265
Henry (“Hank”) Nance, Chief Operating Officer	2019	315,988	62,137	(6)	378,125

Sheri Lofgren, Chief Financial Officer (3)	2018	69,375	229,966	(7)	299,341

Takesha Brown, Chief Financial Officer (3)	2018	158,750	65,394	(8)	224,144
Takesha Brown, Chief Financial Officer (3)	2019	208,913			208,913

John Patrick Henry, Vice President Sales	2018	235,942	95,045	(9)	330,987
John Patrick Henry, Vice President Sales	2019	223,662	19,419	(9)	243,081

Lori Page, Vice President Marketing	2018	133,709	67,889	(10)	201,598
Lori Page, Vice President Marketing	2019	158,992	14,565	(10)	173,557

(1)	Mr. Elliott served as our Chief Executive Officer until January 2020, at which time he stepped down to assume a part-time position with the Company while continuing his role as a director.

(2)	Mr. Pope was appointed to the position of Chief Executive Officer and Chairman in March 2020. He continues to serve as President of the Company.

(3)	On March 15, 2018, Sheri Lofgren, the Chief Financial Officer of the Company tendered her resignation from such position. On the same date, the Board appointed Ms. Takesha Brown to serve as the new Chief Financial Officer of the Company.

(4)

On January 2, 2018, the Company granted 100,000 options with an exercise price of $5.01, a term of five years and vesting over a one- year period. The options had a fair value of approximately $230,000 on the date of grant that was calculated using the Black-Scholes option-pricing method.

On January 2, 2019. the Company granted 100,000 options with an exercise price of $1.30, a term of five years and vesting over a one- year period. The options had a fair value of approximately $62,000 on the date of grant that was calculated using the Black-Scholes option-pricing method.

(5)

On January 2, 2018, the Company granted 100,000 options with an exercise price of $5.01, a term of five years and vesting over a one year period. The options had a fair value of approximately $230,000 on the date of grant that was calculated using the Black-Scholes option-pricing method.

 On January 2, 2019. the Company granted 100,000 options with an exercise price of $1.30, a term of five years and vesting over a one- year period. The options had a fair value of approximately $62,000 on the date of grant that was calculated using the Black-Scholes option-pricing method.

(6)

On January 2, 2018, the Company granted 200,000 options with an exercise price of $5.01, a term of five years and vesting over a one year period. The options had a fair value of approximately $460,000 on the date of grant that was calculated using the Black-Scholes option-pricing method.

On January 2, 2019. the Company granted 100,000 options with an exercise price of $1.30, a term of five years and vesting over a one- year period. The options had a fair value of approximately $62,000 on the date of grant that was calculated using the Black-Scholes option-pricing method.

(7)	On January 2, 2018, the Company granted 100,000 options with an exercise price of $5.01, a term of five years and vesting over a one-year period. The options had a fair value of approximately $230,000 on the date of grant that was calculated using the Black-Scholes option-pricing method.

(8)	On March 19, 2018, the Company granted 35,000 options with an exercise price of $4.00, a term of five years and vesting over a one year period. The options had a fair value of approximately $65,000 on the date of grant that was calculated using the Black-Scholes option-pricing method.

(9)	On February 14, 2018, the Company granted 35,000 options with an exercise price of $4.00, a term of five years and vesting over a four year period. The options had a fair value of approximately $95,000 on the date of grant that was calculated using the Black-Scholes option-pricing method.

On October 1, 2019, the Company granted 20,000 options with an exercise price of $1.84, a term of five years and vesting over a four-year period. The options had a fair value of approximately $19,000 on the date of grant that was calculated using the Black-Scholes option-pricing method.

(10)

On February 14, 2018, the Company granted 25,000 options with an exercise price of $4.00, a term of five years and vesting over a four year period. The options had a fair value of approximately $68,000 on grant date that was calculated using the Black-Scholes option-pricing method.

On October 1, 2019, the Company granted 15,000 options with an exercise price of $1.84, a term of five years and vesting over a four-year period. The options had a fair value of approximately $15,000 on grant date that was calculated using the Black-Scholes option-pricing method.

Employment Agreements

We entered into employment agreements with Mr. Elliott, Mr. Nance, Ms. Lofgren, Mr. Pope and Ms. Brown, the terms of which are set forth below.

James Mark Elliott

The Company entered into a three year employment agreement with Mr. Elliott dated as of November 30, 2017, pursuant to which Mr. Elliott shall receive a base salary of $195,000 per year and shall, upon evaluation of his performance and at the discretion of the Company’s board of directors, be awarded a cash bonus in the amount of $25,000 on a quarterly basis commencing on the quarter ending December 31, 2017. In addition to (and not in lieu of) the base salary, the Company shall grant Mr. Elliott employee stock options to purchase up to 100,000 shares of common stock (vesting in equal monthly installments over a one-year period, commencing on January 31, 2018), pursuant to the Corporation’s 2014 Stock Incentive Plan. The Corporation was grant an additional 100,000 shares on both January 2, 2019 and January 2, 2020. On January 13, 2020, this employment agreement was amended and restated so as to allow Mr. Elliott to transition into a part-time role with the Company. Under the amended and restated employment agreement, Mr. Elliott’s salary will be $120,000 per year, with a stock option to purchase 50,000 shares of the Company’s Class A common stock, which shares shall vest in equal monthly installments over one year commencing January 13, 2020.

Mr. Elliott’s employment agreement contains confidentiality and non-competition and non-solicitation covenants that continue during and for two years following the expiration or termination of his employment agreement; provided, that such restrictive covenants expire immediately if Mr. Elliott terminates his employment agreement for “good reasons” or, in nine months if we elect to terminate his employment prior to the expiration of the term of the agreement without “cause”.

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

On March 20, 2020, the Company entered into an amended and restated employment agreement with Mr. Pope, pursuant to which Mr. Pope was appointed to the position of Chief Executive Officer, President and Chairman. Under the amended and restated employment agreement, Mr. Pope will receive a base salary of $300,000 per year, up to $600,000 in an annual performance bonus in the event he achieves certain performance goals as set by the Board of Directors, and 184,484 shares of Class A common stock of the Company, which shares will vest in equal installments over 12 months. On each anniversary of Mr. Pope’s employment, he will receive an additional equity grant equal to 1% of the outstanding common stock of the Company, on a fully diluted basis, that will vest over 12 months.

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

Takesha Brown

The Company entered into an employment agreement with Ms. Brown, dated as of March 19, 2018, pursuant to which Ms. Brown shall receive a base salary of $165,000 per year and shall, upon evaluation of her performance and at the discretion of the Company’s chief executive officer, be awarded a cash bonus in the amount of $12,500 on a quarterly basis commencing on the quarter ending June 30, 2018. In addition to (and not in lieu of) the base salary, the Company shall grant Ms. Brown employee stock options to purchase up to 35,000 shares of common stock (vesting in equal monthly installments over a one-year period, commencing on March 19, 2018), pursuant to the Corporation’s 2014 Stock Incentive Plan. On February 26, 2020, the Company entered into an amended and restated employment agreement with Ms. Brown pursuant to which she shall receive a base salary of $170,000.

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

On March 13, 2020, Lori Page, the Vice President Marketing of the Company tendered her resignation. Ms.Page’s resignation was for personal reasons and not as the result of disagreements between Ms. Page and the Company on any matter relating to the Company’s operations, policies or practices.

John Patrick Henry

Mr. Henry currently does not have an employment agreement. However, his compensation plan includes a base salary of $100,000 per year and he is eligible for commissions of .4% of certain sales territories. In addition to (and not in lieu of) the base salary, the Company shall grant Mr. Henry employee stock options to purchase up to 35,000 shares of common stock (vesting in equal quarterly installments over a four-year period commencing on March 31, 2018)

On March 2, 2020, John Patrick Henry, the Vice President Sales of the Company tendered his resignation. Mr.Henry’s resignation was for personal reasons and not as the result of disagreements between Mr. Henry and the Company on any matter relating to the Company’s operations, policies or practices.

Outstanding Equity Awards at December 31, 2019

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2019. All share amounts and exercise prices in the following table reflects stock splits after grant date.

	Option Awards
Name	Grant Date	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
James Mark Elliott	September 18, 2014, January 2, 2018, and January 2, 2019	531,841	-	$0.13-5.01	September 18, 2024,January 2, 2023, and January 2, 2024
John Patrick Henry	November 30, 2017, February 14, 2018, and October 1, 2019	23,807	40,183	$1.84-7.00	November 30, 2022, February 14, 2023 and October 1, 2024
Henry “Hank” Nance	December 31, 2014, November 30, 2017, January 2, 2018 and January 2, 2019	408,015	36,005	$0.13-7.00	November 30, 2022,January 2, 2023, and January 2, 2024
Takesha Brown	April 4, 2017, February 14, 2018, and March 19, 2018	64,875	23,125	$4.00-5.60	April 4, 2022, February 14, 2023 and March 19, 2023
Michael Pope	January 2, 2018 and January 2, 2019	200,000	-	$1.30-5.01	January 2, 2023 and January 2, 2024
Lori Page	February 14, 2018 and October 1, 2019	13,438	26,562	$1.84-5.40	February 14, 2023 and October 1, 2024

Director Compensation

We reimburse all members of our board of directors for their direct out of pocket expenses incurred in attending meetings of our board. This table summarizes the compensation paid to each of our independent directors who served in such capacity during the fiscal year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total($)

Rudolph F. Crew	50,000	11,618	61,618

Steve Hix	7,500	30,205	37,705

Dale Strang	-	34,852	34,852

Tiffany Kuo	-	34,852	34,852

Harold Beavis	-	34,852	34,852

James Clark	-	46,593	46,593

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

The Company also granted Dr. Crew an additional 10,417 shares of Class A common stock (vesting in equal monthly installments over a one-year period commencing on August 6, 2019).

Steve Hix

Mr. Hix receives an annual fee of $10,000 for serving as the Chair of our Audit Committee. The fee is payable quarterly, with the first payment to be made on September 30, 2017. On November 30, 2017, Mr. Hix was granted stock options to purchase 50,000 shares of our Class A common stock exercisable at $7.00 per share, which options were fully vested as of December 31, 2018.

The Company also granted Mr. Hix 27,083 shares of Class A common stock (vesting in equal monthly installments over a one-year period commencing on August 6, 2019).

Mr. Hix resigned effective October 15, 2019 for personal reasons and not due to any dispute with the Company.

Dale Strang

Mr. Strang was granted 31,250 shares of Class A common stock (vesting in equal monthly installments over a one-year period commencing on August 6, 2019).

Harold Beavis

On March 29, 2018, Mr. Beavis was granted stock options to purchase 25,000 shares of our Class A common stock exercisable at $4.06 per share with vesting over one year.

The Company also granted Mr. Bevis an additional 31,250 shares of Class A common stock (vesting in equal monthly installments over a one-year period commencing on August 6, 2019).

On March 20, 2020, Mr. Beavis tendered his resignation. Mr.Beavis’ resignation was for personal reasons and not as the result of any disagreements between Mr. Beavis and the Company on any matter relating to the Company’s operations, policies or practices.

Tiffany Kuo

Ms. Kuo was granted 31,250 shares of Class A common stock (vesting in equal monthly installments over a one-year period commencing on August 6, 2019).

James Clark

On October 15, 2019, Mr. Clark was granted stock options to purchase 52,632 shares of our Class A common stock exercisable at $1.90 per share with vesting quarterly over one year.

On March 12, 2020, Mr. Clark tendered his resignation. Mr.Clark’s resignation was for personal reasons and not as the result of any disagreements between Mr. Clark and the Company on any matter relating to the Company’s operations, policies or practices.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 4, 2020, certain information with respect to the beneficial ownership of our Class A common stock, by each beneficial owner of more than 5% of the Company’s Class A common stock, each director and each named executive officer and all directors and executive officers of the Company as a group, except as qualified by the information set forth in the Footnotes to this table. As of December 31, 2019, 11,698,697 shares of our Class A common stock were issued and outstanding.

Unless otherwise noted, the address for each director and executive officer is c/o Boxlight Corporation, 1045 Progress Circle, Lawrenceville, Georgia 30043.

Name of Beneficial Owner	Number		Percentage
Named Executive Officers
Michael Pope	539,792	(1)	3.42%
James Mark Elliott	779,910	(2)	4.68%
Henry(“Hank”) Nance	575,523	(3)	3.65%
Takesha Brown	81,730	(4)	*
Daniel Leis	4,000	(5)	*
Directors
Tiffany Kuo	37,501	(6)	*
Rudolph F. Crew	69,251	(7)	*
Dale Strang	73,438	(8)	*
All Directors and Executive Officers as a Group (8 persons)	2,161,145		12.97%

Beneficial Owners of 5% or More of Our Outstanding Common Stock
Everest Display, Inc.	2,468,708		14.81%
Amagic Holographics, Inc.	1,571,905		9.43%

* Less than one percent

(1) Includes 36,458 shares of Class A common stock, 233,334 and 270,000 shares of Class A common stock issuable upon exercise of a stock option and warrant, respectively.

(2) Includes 577,675 shares of Class A common stock issuable upon exercise of a stock option and 202,235 shares of Class A common stock.

(3) Includes 453,351 shares of Class A common stock issuable upon exercise of a stock option and 122,172 shares of Class A common stock.

(4) Includes 68,188 shares of Class A common stock issuable upon exercise of a stock options and 13,542 shares of Class A common stock.

(5) Includes 4,000 shares of Class A common stock issuable upon exercise of a stock option.

(6) Includes 37,501 shares of Class A common stock issuable upon exercise of a stock option.

(7) Includes 53,000 shares of common stock that Dr. Crew purchased at par value on November 30, 2017 and 16,251 shares of Class A common stock issuable upon exercise of a stock option.

(8) Includes 73,438 shares of Class A common stock issuable upon exercise of a stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On November 30, 2017, the Company entered into a management agreement with Dynamic Capital, LLC, a Nevada limited liability company owned by the AEL Irrevocable Trust and managed by Adam Levin (“Dynamic Capital”). Pursuant to the agreement, Dynamic Capital was to perform consulting services for the Company relating to, among other things, sourcing and analyzing strategic acquisitions and introductions to various financing sources. In consideration for its services, Dynamic Capital was to receive a management fee payable in cash equal to 1.125% of total consolidated net revenues for the fiscal years ended December 31, 2017 and 2018, payable in monthly installments. The annual fee was subject to a cap of $750,000 in each of 2017 and 2018. As of December 31, 2019, and December 31, 2018, the Company had a payable to Dynamic Capital $0 and $425,619, respectively. The remaining annual fee for the amount of $99,950 was paid on May 7, 2019.

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

On June 21, 2018, the Company issued a warrant to purchase 270,000 Class A common stock, at an exercise price of $1.20 per share, to Canaan Parish, LLC, an entity wholly owned by Mr. Pope (the “Canaan Warrant”). The Canaan Warrant was issued in exchange for the cancellation of a warrant that had been issued to Vert Capital Corporation, an entity owned by Mr. Pope and Mr. Levin (“Vert”), in November 2014 as compensation for certain advisory services rendered by Vert to the Company. A similar replacement warrant had also been issued to Mr. Levin’s entity, Dynamic Capital, but that warrant has since expired.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2019 and 2018, rendered by Dixon Hughes Goodman LLP and GBH, CPA’s, respectively.

	Fiscal year ended December 31,
	2019	2018
Audit fees [1]	$317,248	$397,698
Audit-related fees [2]	14,269	60,336
Total fees	$331,517	$458,304

1.	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

2.	Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Audit Committee Pre-Approval Policies

The Audit Committee shall pre-approve any non-audit services proposed to be provided to the Company by the independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit
3.1	Eleventh Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 in the Draft Registration Statement on Form S-1 (Reg. No. 377-00845) filed on November 12, 2014).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 in the Draft Registration Statement on Form S-1 (Reg. No. 377-00845) filed on November 12, 2014)

4.1	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-1 (Reg. No. 377-00845) filed on June 9, 2015).

4.2	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 in the Registration Statement on Form S-1 (Reg. No. 377-00845) filed on June 9, 2015).

4.3	Amended and Restated Certificate of Designations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 in the Registration Statement on Form S-1 (Reg. No. 377-00845) filed on June 9, 2015).

4.4	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (Reg. No 333-204811) filed on December 9, 2015.

4.5	Form of Subscription Agreement for $1.00 per share (incorporated by reference to Exhibit 4.6 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on October 28, 2016).

4.6	Share Purchase Agreement, dated as of May 10, 2016 by and among Boxlight Holdings, Inc., Boxlight Corporation, Boxlight, Inc., Boxlight Latinoamerica, S.A. DE C.V. Boxlight Latinoamerica, Servicios S.A. DE C.V., Everest Display Inc. and GuanFeng Internatiuonal Ltd. (incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on May 13, 2016).

4.7	Operating Agreement of EOSEDU, LLC, dated September 17, 2018, by and between the Boxlight Corporation and EOSEDU, LLC dated September 17, 2018 (incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-226068) filed on September 24, 2018).

4.8	Warrant to Purchase 270,000 shares of Class A Common Stock, dated June 21, 2018, issued to Canaan Parish LLC (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (Reg. No. 333-226068) filed on July 5, 2018).

4.9	Warrant to Purchase 25,000 shares of Class A Common Stock, dated June 21, 2018, issued to Lackamoola LLC (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 (Reg. No. 333-226068) filed on July 5, 2018).

10.1	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (Reg. No. 333-2048111) filed on June 9, 2015).

10.2	Trademark Assignment, dated May 27, 2016, between Herbert Myers, Boxlight Corporation and Boxlight Inc. (incorporated by reference to Exhibit 10.6 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on May 13, 2016).

10.3	Employment Agreement, dated November 30, 2017, by and between Boxlight Corporation and James Mark Elliott(incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed April 2, 2018).

10.4	Employment Agreement, dated November 30, 2017, by and between Boxlight Corporation and Michael Pope (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed April 2, 2018).

10.5	Employment Agreement, dated November 30, 2017, by and between Boxlight Corporation and Sheri Lofgren (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed April 2, 2018).

10.6	Employment Agreement, dated November 30, 2017 by and between Boxlight Corporation and Henry Nance (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed April 2, 2018).

10.7	$2,000,000 Convertible Promissory Note of Boxlight Corporation to Mim Holdings, dated as of April 1, 2016 (Incorporated by reference to Exhibit 10.14 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on May 13, 2016).

10.8	Agreement, dated December 2015 by and between Loeb & Loeb LLP and Boxlight Corporation (incorporated by reference to Exhibit 10.38 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on December 28, 2015).

10.9	Amendment No. 2 to Membership Interest Purchase Agreement, effective June 30, 2016 among Skyview Capital, LLC, Mimio LLC, MIM Holdings, LLC and Boxlight Corporation (incorporated by reference to Exhibit 10.30 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on December 15, 2016).

10.10	Amendment No. 3 to Membership Interest Purchase Agreement, effective August 3, 2016 among Skyview Capital, LLC, Mimio LLC, MIM Holdings, LLC and Boxlight Corporation (incorporated by reference to Exhibit 10.34 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on August 12, 2016).

10.11	Promissory Note, issued June 3, 2016 between Boxlight, Inc. and AHA Inc. Co Ltd. (Incorporated by reference to Exhibit 10.32 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on July 11, 2016).

10.12	Form of Loan and Security Agreement with Hitachi Capital America Corp (incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on August 12, 2016).

10.13	Loan and Security Agreement, dated September 28, 2016, between Boxlight Inc., Crestmark Bank and Mimmio LLC (incorporated by reference to Exhibit 10.35 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on January 12, 2017).

10.14	Amendment 1 to Share Purchase Agreement and Option Agreement, dated May 10, 2016 by and Among Everest Display, Inc., Guang Feng International, Ltd., Boxlight Holdings, Boxlight Corporation, Boxlight Inc., Boxlight Latinoamerica S.A. and Boxlight Latinoamerica Servicios, S.A. DE C.V. (incorporated by reference to Exhibit 10.36 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on October 28, 2016).

10.15	Form of Subscription Agreement between K Laser International Co., Ltd. And Boxlight Corporation for $1,000,000 equity investment at $5.60 per share (incorporated by reference to Exhibit 10.37 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on October 28, 2016).

10.16	$2,000,000 Convertible Promissory Note, dated September 29, 2016 between Boxlight Corporation and Everest Display, Inc. (incorporated by reference to Exhibit 10.38 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on October 28, 2016).

10.17	Notice of Default, dated December 28, 2015 – Skyview Capital (incorporated by reference to Exhibit 10.39 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on January 12, 2017).

10.18	Account Sale and Purchase Agreement, dated September 5, 2017 between Sallyport Commercial Finance LLC and Boxlight Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 11, 2017).

10.19	Employment Agreement, dated March 19, 2018 by and between Boxlight Corporation and Takesha Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2018).

10.20	Stock Purchase Agreement and Exhibits, date May 9, 2018 among Boxlight Corporation, Cohuborate Ltd. and the shareholders of Cohuborate, Ltd. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 (Reg. No. 333-226068) filed on July 5, 2018).

10.21	$500,000 Promissory Note, dated May 16, 2018, from Boxlight Corporation to Harbor Gates Capital, LLC (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (Reg. No. 333-226068) filed on July 5, 2018).

10.22	Membership Interest Purchase agreement, dated as of September 17, 2018, by and among the Boxlight Corporation, Daniel Leis, Aleksandra Leis and EOSEDU, LLC (incorporated by reference to Exhibit 10.24 in Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-226068) filed on September 24, 2018).

10.23	Employment agreement, dated September 1, 2018, by and between Boxlight Corporation and Aleksandra Leis (incorporated by reference to Exhibit 10.25 in Amendment No. 1 to the Registration Statement on Form S-1(Reg. No. 333-226068) filed on September 24, 2018).

10.24	Employment agreement, dated September 1, 2018, by and between Boxlight Corporation and Daniel Leis (incorporated by reference to Exhibit 10.25 in Amendment No. 1 to the Registration Statement on Form S-1(Reg. No. 333-226068) filed on September 24, 2018.

10.25	Asset Purchase Agreement, dated March 12, 2019, between Boxlight Corporation, Boxlight Inc., Modern Robotics and Stephen Fuller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2019).

10.26	Securities Purchase Agreement, dated March 22, 2019, between Boxlight Corporation and Lind Global Macro Fund, LP. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 25, 2019).

10.27	Form of Secured Convertible Promissory Note dated March 22, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 25, 2019).

10.28	Security Agreement, dated March 22, 2019, between Boxlight Corporation and Lind Global Macro Fund (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed March 25, 2019).

10.29	Intercreditor Agreement, dated March 22, 2019, between Boxlight Corporation, Sallyport Commercial Finance, LLC and Lind Global Macro Fund, LLP (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed March 25, 2019).

10.30	Securities Purchase Agreement, dated as of December 13, 2019, between Boxlight Corporation and Lind Global Macro Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 17, 2019).

10.31	Secured Convertible Note, dated December 13, 2019, issued by Boxlight Corporation to Lind Global Macro Fund (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 17, 2019).

10.32	Amended and Restated Security Agreement, dated as of December 13, 2019, between Boxlight Corporation, Sallyport Commercial Finance, LLC and Lind Global Macro Fund, LP (filed as Exhibit 10.3 to the Current Report on Form 8-K filed December 17, 2019).

10.33	Amended and Restated Intercreditor Agreement, dated as of December 13, 2019, between Boxlight Corporation, Sallyport Commercial Finance, LLC and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed December 17, 2019).

10.34	Amended and Restated Employment Agreement, dated January 13, 2020, between Boxlight Corporation and James Mark Elliott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 14, 2020).

10.35	Employment letter, dated January 13, 2020, between Boxlight Corporation and Harold Bevis (incporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 14, 2020).

10.36	Asset Purchase Agreement, dated February 3, 2020, between Boxlight Corporation, Boxlight Inc., MyStemKit Inc. and STEM Education Holdings, Pty. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2020).

10.37	Securities Purchase Agreement, dated February 4, 2020, between Boxlight Corporation and Lind Global Macro Fund, LP. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 7, 2020).

10.38	Secured Convertible Note, dated February 4, 2020, issued by Boxlight Corporation to Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 7, 2020).

10.39	Second Amended and Restated Security Agreement, dated February 4, 2020, between Boxlight Corporation and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 7, 2020).

10.40	Second Amended and Restated Intercreditor Agreement, dated February 4, 2020, between Boxlight Corporation, Sallyport Commercial Finance, LLC and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 7, 2020).

10.41	Third Restated Convertible Promissory Note, dated February 4, 2020, issued by Boxlight Corporation to Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 7, 2020).

10.42	Second Restated Convertible Promissory Note, dated February 4, 2020, issued by Boxlight Corporation issued by Boxlight Corporation to Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed February 7, 2020).

10.43	Employment Agreement, dated February 21, 2020, between Boxlight Corporation and Takesha Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 26, 2020).

10.44

Agreement, dated March 3, 2020, between Boxlight Corporation, Everest Display, Inc and AMAGIC Holographics, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 13, 2020).

10.45	Employment Agreement, dated March 20, 2020, between Boxlight Corporation and Michael Pope (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 23, 2020).

10.46	Amended and Restated Employment Agreement, dated April 1, 2020, between Boxlight Corporation and Daniel Leis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 10, 2020).

10.47	Letter Agreement, dated April 17, 2020, between Boxlight Corporation, Boxlight Inc. and MyStemKits, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 22, 2020).

10.48	Letter Agreement, dated April 17, 2020, between Boxlight Corporation and Stemify Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 22, 2020).

21	Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933 the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Lawrenceville, of the State of Georgia, on this 12th day of May, 2020.

BOXLIGHT CORPORATION

By:	/s/ Michael Pope
Michael Pope
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ TAKESHA BROWN
Takesha Brown
Chief Financial Officer
(Principal Financial Officer)

43

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Boxlight Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Boxlight Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue recognition in 2019 with the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Atlanta, Georgia

May 12, 2020

Boxlight Corporation

Consolidated Balance Sheets

As of December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
ASSETS
Current asset:
Cash and cash equivalents	$1,172,994	$901,459
Accounts receivable – trade, net of allowances	3,665,057	3,634,726
Inventories, net of reserve	3,318,857	4,214,316
Prepaid expenses and other current assets	1,765,741	1,214,157
Total current assets	9,922,649	9,964,658

Property and equipment, net of accumulated depreciation	207,397	226,409
Intangible assets, net of accumulated amortization	5,559,097	6,352,273
Goodwill	4,723,549	4,723,549
Other assets	56,193	298
Total assets	$20,468,885	$21,267,187

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$4,721,417	$1,883,626
Accounts payable and accrued expenses – related parties	5,031,367	6,009,112
Warranty	12,775	580,236
Short-term debt	4,536,227	2,306,227
Short-term debt – related parties	368,383	377,333
Current portion of earn-out payable- related party	387,118	136,667
Deferred revenues – short-term	1,972,565	938,050
Derivative liabilities	146,604	326,452
Other short-term liabilities	31,417	5,128
Total current liabilities	17,207,873	12,562,831

Deferred revenues - long term	2,582,602	134,964
Earn-out payable-related party	-	273,333
Long term debt-related party	108,228	328,000
Long term debt	1,201,139	-
Other long term liabilities	16,696	-

Total liabilities	21,116,538	13,299,128

Commitments and contingencies (Note 15)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 250,000 shares issued and outstanding	17	25
Common stock, $0.0001 par value, 200,000,000 shares authorized; 11,698,697 and 10,176,433 Class A shares issued and outstanding, respectively	1,170	1,018
Additional paid-in capital	30,735,815	27,279,931
Subscriptions receivable	(200)	(225)
Accumulated deficit	(31,346,431)	(19,206,271)
Accumulated other comprehensive loss	(38,024)	(106,419)
Total stockholders’ equity (deficit)	(647,653)	7,968,059

Total liabilities and stockholders’ equity (deficit)	$20,468,885	$21,267,187

Boxlight Corporation

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2019 and 2018

	2019	2018
Revenues	$33,030,357	$37,841,277
Cost of revenues	24,088,639	29,188,108
Gross profit	8,941,718	8,653,169

Operating expense:
General and administrative expenses	15,771,187	14,978,079
Research and development	1,229,480	671,653
Total operating expense	17,000,667	15,649,732

Loss from operations	(8,058,949)	(6,996,563)

Other income (expense):
Interest expense, net	(1,793,610)	(841,788)
Other income, net	87,674	68,109
Gain on settlement of liabilities, net	118,013	165,378
Change in fair value of derivative liabilities	244,794	426,981
Total other expense	(1,343,129)	(181,320)

Net loss	$(9,402,078)	$(7,177,883)

Comprehensive loss:
Net loss	$(9,402,078)	$(7,177,883)
Other comprehensive loss:
Foreign currency translation income (loss)	68,395	(58,571)
Total comprehensive loss	$(9,333,683)	$(7,236,454)

Net loss per common share – basic and diluted	$(0.88)	$(0.72)
Weighted average number of common shares outstanding – basic and diluted	10,689,408	9,922,042

Boxlight Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2019 and 2018

	Series A		Class A		Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Deficit	Total

Balance, December 31, 2017	250,000	$25	9,558,997	$956	$21,125,956	$(325)	$(47,848)	$(12,028,388)	$9,050,376
Shareholder payments received	-	-	-	-	-	100	-	-	100
Issuance for common shares for cash	-	-	60,000	6	419,994	-	-	-	420,000
Shares issued for:
Settlement of accounts payable	-	-	10,968	1	40,690	-	-	-	40,691
Acquisitions	-	-	500,057	50	2,617,696	-	-	-	2,617,746
Service rendered	-	-	17,211	2	92,234	-	-	-	92,236
Exercise of stock options	-	-	29,200	3	-	-	-	-	3
Warrant cancellations-related party	-	-	-	-	1,148,068	-	-	-	1,148,068
Stock compensation	-	-	-	-	1,835,293	-	-	-	1,835,293
Foreign currency translation loss	-	-	-	-	-	-	(58,571)	-	(58,571)
Net loss	-	-	-	-	-	-	-	(7,177,883)	(7,177,883)
									-
Balance, December 31, 2018	250,000	$25	10,176,433	$1,018	$27,279,931	$(225)	$(106,419)	$(19,206,271)	$7,968,059
Conversion of preferred stock	(82,028)	(8)	130,721	13	(5)	-	-	-	-
Shareholder payments received	-	-	-	-	-	25	-	-	25
Shares issued for:
Conversion of notes payable	-	-	869,412	87	1,466,859	-	-	-	1,466,946
Closing fees for issuance of notes payable	-	-	177,511	18	368,434	-	-	-	368,452
Acquisition	-	-	200,000	20	499,980	-	-	-	500,000
Other shared-based payments	-	-	21,704	2	47,998	-	-	-	48,000
Executive compensation	-	-	122,916	12	294,986	-	-	-	294,998
Stock compensation	-	-	-	-	777,632	-	-	-	777,632
Foreign currency translation income	-	-	-	-	-	-	68,395	-	68,395
Cumulative effects of adoption of new accounting standards in prior period	-	-	-	-	-	-	-	(2,738,082)	(2,738,082)
Net loss	-	-	-	-	-	-	-	(9,402,078)	(9,402,078)

Balance, December 31, 2019	167,972	17	11,698,697	1,170	30,735,815	(200)	(38,024)	(31,346,431)	(647,653)

Boxlight Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

	2019	2018

Cash flows from operating activities:
Net loss	$(9,402,078)	$(7,177,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	495,846	66,236
Bad debt expense	81,718	75,634
Gain on settlement of liabilities	(118,014)	(61,818)
Gain on settlement of derivative liabilities	-	(103,560)
Change in allowance for sales returns and volume rebate	(248,049)	190,766
Change in inventory reserve	(13,422)	34,121
Change in fair value of derivative liabilities	(244,794)	(426,981)
Shares issued for interest payment on notes payable	78,223	-
Stock compensation expense	1,137,575	1,984,587
Other share-based payments	48,000	36,000
Depreciation and amortization	908,985	885,699
Changes in operating assets and liabilities:
Accounts receivable – trade	142,300	(72,882)
Inventories	1,295,366	836,385
Prepaid expenses and other current assets	(446,593)	(805,365)
Other assets	(16,129)	-
Accounts payable and accrued expenses	2,856,106	(671,655)
Other short-term liabilities	26,289	-
Warranty reserve	(61,201)	88,523
Accounts payable and accrued expenses – related parties	(977,745)	1,571,838
Deferred revenues	177,466	(224,463
Other liabilities	16,698	-
Net cash used in operating activities	(4,263,453)	(3,774,818)

Cash flows from investing activities:
Cash receipts from acquisition	10,261	1,310,334
Cash paid for furniture and fixtures	(3,612)	(410,138)
Net cash provided by investing activities	6,649	900,196

Cash flows from financing activities:
Proceeds from short-term debt	22,774,819	23,861,448
Principal payments on short-term debt	(23,328,268)	(22,499,666)
Proceeds from subscriptions receivable	25	100
Proceeds from convertible notes payable	5,250,000	-
Debt issuance cost	(213,750)	-
Proceeds from issuance of common stock	-	420,000
Proceeds from issuance of common stock upon exercise of options	-	3
Payment and change in valuation of earn-out payable – related party	(22,882)	-
Net cash provided by financing activities	4,459,944	1,781,885

Effect of currency exchange rates	68,395	(16,129)

Net increase (decrease) in cash and cash equivalents	271,535	(1,108,866)

Cash and cash equivalents, beginning of the year	901,459	2,010,325

Cash and cash equivalents, end of the year	$1,172,994	$901,459

Supplemental cash flows disclosures:
Cash paid for interest	$1,772,717	$808,694
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Shares issued as consideration for acquisition of Cohuba	$-	$1,435,176
Shares issued, note payable and earnout out liability as consideration for acquisition of Qwizdom	$-	$1,894,570
Shares issued as consideration for acquisition of EOS	$-	$354,000
Settlement of related party derivative	$-	$1,149,580
Shares to settle accounts payable	$-	$64,691
Shares issued to convert notes payable – Harbor Gates	$382,525	$-
Shares issued to convert notes payable – Lind Global	$1,084,421	$-
Shares and notes payable issued as consideration for acquisition of Modern Robotics, Inc. net of cash received	$559,739	$-
Shares issued for closing fees related to outstanding notes payable – Lind Global	$368,452	$-
Shares issued to convert preferred stock	$8	$-

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

Effective April 1, 2016, we acquired Mimio. Mimio designs, produces and distributes a broad range of Interactive Classroom Technology products primarily targeted at the global K-12 education market. Mimio’s core products include interactive projectors, interactive flat panel displays, interactive touch projectors, touchboards and MimioTeach, which can turn any whiteboard interactive within 30 seconds. Mimio’s product line also includes an accessory document camera, teacher pad for remote control and an assessment system. Mimio was founded on July 11, 2013 and maintained its headquarters in Boston, Massachusetts. Manufacturing is by ODM’s and OEM’s in Taiwan and China. Mimio products have been deployed in over 600,000 classrooms in dozens of countries. Mimio’s software is provided in over 30 languages. Effective October 1, 2016, Mimio LLC was merged into our Boxlight Inc. subsidiary.

Effective May 9, 2016, we acquired Genesis. Genesis is a value-added reseller of interactive learning technologies, selling into the K-12 education market in Georgia, Alabama, South Carolina, northern Florida, western North Carolina and eastern Tennessee. Genesis also sells our interactive solutions into the business and government markets in the United States. Effective August 1, 2016, Genesis was merged into our Boxlight Inc. subsidiary.

Effective July 18, 2016, we acquired BLA and BLS (together, “Boxlight Group”). The Boxlight Group sells and distributes a suite of patented, award-winning interactive projectors that offer a wide variety of features and specifications to suit the varying needs of instructors, teachers and presenters. With an interactive projector, any wall, whiteboard or other flat surface becomes interactive. A teacher, moderator or student can use the included pens or their fingers as a mouse to write or draw images displayed on the surface. As with interactive whiteboards, interactive projectors accommodate multiple users simultaneously. Images that have been created through the projected interactive surface can be saved as computer files. The Company’s new ProjectoWrite 12 series, launched in February 2016, allows the simultaneous use of up to ten simultaneous points of touch.

On May 9, 2018, and pursuant to a stock purchase agreement, Boxlight Parent acquired 100% of the capital stock of Cohuba based in Lancashire, England. Cohuba produces, sells and distributes interactive display panels designed to provide new learning and working experiences through high-quality technologies and solutions through in-room and room-to-room multi-devices multi-user collaboration.

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

On August 31, 2018, we purchased 100% of the membership interest equity of EOS, an Arizona limited liability company owned by Daniel and Aleksandra Leis. EOS is in the business of providing technology consulting, training, and professional development services to create sustainable programs that integrate technology with curriculum in K-12 schools and districts.

On March 12, 2019, the Company entered into an asset purchase agreement with Modern Robotics Inc. (MRI), based in Miami, Florida. MRI is engaged in the business of developing, selling and distributing science, technology, engineering and math (STEM), robotics and programming solutions to the global education market.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Boxlight Parent, Boxlight Group, Mimio, Genesis, Cohuba, Qwizdom Companies, EOS and MRI. Transactions and balances among all of the companies have been eliminated.

ESTIMATES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. Significant estimates include estimates of allowances for bad debts, inventory obsolescence, deferred tax asset, initial valuations and recoverability of intangible assets including goodwill, stock compensation, fair values of assets acquired and estimates for contingent liabilities related to debt obligations and litigation matters.

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

Because the qualitative assessment is an option, we may bypass it for any reporting unit in any period as begin our analysis with the quantitative impairment test. We may elect to perform a quantitative impairment test based on the period of time that has passed since the most recent determination of fair value, even when the we do not believe that it is more-likely-than-not that the fair value of the business is less than carrying amount.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, accounts receivables and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. Debt approximates fair value due to either the short-term nature or recent execution of the debt agreement. The amount of consideration received is deemed to be the fair value of long-term debt net of any debt discount and issuance cost.

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

The following tables set forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and 2018:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2019
Derivative liabilities - warrant instruments	$-	$-	$146,604	$146,604
Earn-out payable			387,118	387,118
			$533,722	$533,722

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2018
Derivative liabilities - warrant instruments	$-	$-	$326,452	$326,452
Earn-out payable			410,000	410,000
			$736,452	$736,452

Amount
Balance, December 31, 2017	$-
Earn-out payable – related party	410,000

Balance, December 31, 2018	410,000
Amount paid	(22,570)
Change in fair value of earn-out payable	(312)

Balance, December 31, 2019	$387,118

REVENUE RECOGNITION

In accordance with the FASB’s Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), the Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and the title and the significant risks and rewards of ownership of products or services are transferred to its customers. Product revenue is derived from the sale of projectors, interactive panels and related software and accessories to distributors, resellers, and end users. Service revenue is derived from hardware maintenance services, product installation, training, software maintenance, and subscription services.

Nature of Products and Services and Related Contractual Provisions

The Company’s sales of interactive devices, including panels, projectors, and other interactive devices generally include hardware maintenance services, a license to software, and the provision of related software maintenance. In most cases, interactive devices are sold with hardware maintenance services with terms ranging from 36 – 60 months. Software maintenance includes technical support, product updates on a when and if available basis, and error correction services. At times, non-interactive projectors are also sold with hardware maintenance services with terms ranging from 36-60 months. The Company also licenses software independently of its interactive devices, in which case it is bundled with software maintenance, and in some cases, subscription services that include access to on-line content, access to replacement parts, and cloud-based applications. The Company’s software subscription services provide access to content and software applications on an as needed basis over the Internet, but do not provide the right to take delivery of the software applications.

The Company’s product sales, including those with software and related services, generally include a single payment up front for the products and services, and revenue is recorded net of estimated sales returns and rebates based on the Company’s expectations and historical experience. For most of the Company’s product sales, control transfers, and therefore, revenue is recognized when products are shipped at the point of origin. When the Company transfers control of its products to the customer prior to the related shipping and handling activities, the Company has adopted a policy of accounting for shipping and handling activities as a fulfillment cost rather than a performance obligation. For software product sales, control is transferred when the customer receives the related interactive hardware since the customer’s connection to the interactive hardware activates the software license at which time the software is made available to the customer. For the Company’s software maintenance, hardware maintenance, and subscription services, revenue is recognized ratably over time as the services are provided since time is the best output measure of how those services are transferred to the customer.

The Company’s installation, training and professional development services are generally sold separately from the Company’s products. Control of these services is transferred to our customers over time with hours/time incurred in providing the service being the best depiction of the transfer of services since the customer is receiving the benefit of the services as the work is performed.

For the sale of third-party products and services where the Company obtains control of the products and services before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company considers multiple factors when determining whether it obtains control of the third-party products and services including, but not limited to, evaluating if it can establish the price of the product, retains inventory risk for tangible products or has the responsibility for ensuring acceptability of the product or service. The Company has not historically entered into transactions where it does not take control of the product or service prior to transfer to the customer.

The Company excludes all taxes assessed by a governmental agency that are both imposed on and concurrent with the specific revenue-producing transaction from revenue (for example, sales and use taxes). In essence, the Company is reporting these amounts collected on behalf of the applicable government agency on a net basis as though they are acting as an agent. The taxes collected and not yet remitted to the governmental agency are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Significant Judgments

For contracts with multiple performance obligations, each of which represent promises within a contract that are distinct, the Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices (“SSPs”). The Company’s products and services included in its contracts with multiple performance obligations generally are not sold separately and there are no observable prices available to determine the SSP for those products and services. Since observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the unique facts and circumstances related to each performance obligation including, when applicable, the estimated cost to provide the performance obligation, market trends in the pricing for similar offerings, product-specific business objectives, and competitor or other relevant market pricing and margins. Because observable prices are generally not available for the Company’s performance obligations that are sold in bundled arrangements, the Company does not apply the residual approach to determining SSP. However, the Company does have certain performance obligations for which pricing is highly variable or uncertain, and contracts with those performance obligations generally contain multiple performance obligations with highly variable or uncertain pricing. For these contracts with performance obligations with highly variable or uncertain pricing, the Company allocates the transaction price to those performance obligations using an alternative method of allocation that is consistent with the allocation objective and the guidance on determining SSPs in Topic 606 considering, when applicable, the estimated cost to provide the performance obligation, market pricing for competing product or service offerings, residual values based on the estimated SSP for certain goods, product-specific business objectives, incremental values for bundled transactions that include a service relative to similar transactions that exclude the service, and competitor pricing and margins. A separate price has not been established by the Company for its hardware maintenance services and software maintenance services. In addition, hardware maintenance services, software solutions, and the related maintenance services are never sold separately and are proprietary in nature, and the related selling price of these products and services is highly variable or uncertain. Therefore, the SSP of these products and services is estimated using the alternative method described above, which includes residual value techniques.

The Company has applied the portfolio approach to its allocation of the transaction price for certain portfolios of contracts that contain the same performance obligations and are priced in a consistent manner. The Company believes that the application of the portfolio approach produces the same result as if they were applied at the contract level.

Contract Balances

The timing of invoicing to customers often differs from the timing of revenue recognition and these timing differences can result in receivables, contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. Fees for the Company’s product and most service contracts are fixed, except as adjusted for rebate programs when applicable, and are generally due within 30-60 days of contract execution. Fees for installation, training, and professional development services are fixed and generally become due as the services are performed. The Company has an established history of collecting under the terms of its contracts without providing refunds or concessions to its customers. The Company’s contractual payment terms do not vary when products are bundled with services that are provided over multiple years. In these contracts where services are expected to be transferred on an ongoing basis for several years after the related payment, the Company has determined that the contracts generally do not include a significant financing component. The upfront invoicing terms are designed 1) to provide customers with a predictable way to purchase products and services where the payment is due in the same timeframe as when the products, which constitute the predominant portion of the contractual value, are transferred, and 2) to ensure that the customer continues to use the related services, so that the customer will receive the optimal benefit from the products over their lives. Additionally, the Company has elected the practical expedient to exclude any financing component from consideration for contracts where, at contract inception, the period between the transfer of services and the timing of the related payment is not expected to exceed one year.

The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company has no material contract assets at January 1, 2019 or December 31, 2019. During the year ended December 31, 2019, the Company recognized $2 million of revenue that was included in the deferred revenue balance as of December 31, 2018, as adjusted for Topic 606, at the beginning of the period.

Variable Consideration

The Company’s otherwise fixed consideration in its customer contracts may vary when refunds or credits are provided for sales returns, stock rotation rights, or in connection with certain rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case by case basis, will grant exceptions, mostly “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering, or determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. In addition, rebates are provided to certain customers when specified volume purchase thresholds have been achieved. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method based on historical experience and are measured at each reporting date. There was no material revenue recognized in 2019 related to changes in estimated variable consideration that existed at December 31, 2018.

Remaining Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of December 31, 2019, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was approximately $4.6 million. The Company expects to recognize revenue on approximately 43% of the remaining performance obligations in 2020, 44% in 2021 and 2022, with the remainder recognized thereafter.

In accordance with Topic 606, the Company has elected not to disclose the value of remaining performance obligations for contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed (for example, a time-and-materials professional services contracts). In addition, the Company has elected not to disclose the value of remaining performance obligations for contracts with performance obligations that are expected, at contract inception, to be satisfied over a period that does not exceed one year.

Disaggregated Revenue

The Company disaggregates revenue based upon the nature of its products and services and the timing and manner in which it is transferred to the customer. Although all product revenue is transferred to the customer at a point in time, hardware revenue is generally transferred at the point of shipment, while software is generally transferred to the customer at the time the hardware is received by the customer or when software product keys are delivered electronically to the customer. All service revenue is transferred over time to the customer; however, professional services are generally transferred to the customer within a year from the contract date as measured based upon hours or time incurred while software maintenance, hardware maintenance, and subscription services are generally transferred over 3-5 years from the contract execution date as measured based upon the passage of time.

Year Ended
December 31, 2019
Product Revenues:
Hardware	$28,840,650
Software	1,460,038
Service Revenues:
Professional Services	1,208,188
Maintenance and Subscription Services	1,521,481
$33,030,357

Contract Costs

The Company capitalizes incremental costs to obtain a contract with a customer if the Company expects to recover those costs. The incremental costs to obtain a contract are those that the Company incurs to obtain a contract with a customer that it would not have otherwise incurred if the contract were not obtained (e.g. a sales commission). The Company capitalizes the costs incurred to fulfill a contract only if those costs meet all of the following criteria:

●	The costs relate directly to a contract or to an anticipated contract that the Company can specifically identify.
●	The costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future.
●	The costs are expected to be recovered.

Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would have been recognized over a period that is one year or less, the Company elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense, and are included in prepaid and other assets and other assets, respectively, in the accompanying consolidated balance sheets. Total deferred commissions at December 31, 2018 and 2019 and the related amortization for 2019 were less than $0.1 million. No impairment losses were recognized during 2018 or 2019.

The Company has not historically incurred any material fulfillment costs that meet the criteria for capitalization.

Immaterial Correction of Errors

In connection with the identification of performance obligations for the initial application of Topic 606, the Company discovered errors in prior periods under ASC 985-605, Software Revenue Recognition, related to unspecified software updates which impact the timing of revenues previously recognized. The Company’s business practice of providing unspecified updates for certain software, when available, and other agreements to make unspecified updates available to customers in the event such updates are developed, constitute implied post contract customer support (“PCS”). The Company had not previously identified implied PCS as a separate deliverable under ASC 985-605. Under ASC 985-605, given there was no vendor specific objective evidence (VSOE) of the fair value of the implied PCS, the consideration for license sales should have been recognized over the license period, the period corresponding to the undelivered element, rather than at the time of the license sale when the customer was provided the right to use the software.

Revenues and income for year ended December 31, 2018 were overstated by $245,000 and deferred revenue was understated by $322,000 at December 31, 2018. Topic 606, when applied to historical periods, results in the recognition of a significant amount of the revenue identified in the overstatement under ASC 985-605; the amount allocated to license fees for functional software is recognized at the point in time the customer obtains control of the license under the new standard. The overall adoption of Topic 606 for all goods and services transferred under contracts with customers resulted in an increase of deferred revenue of $3.3 million which was recognized in the cumulative effect of initially applying Topic 606 at January 1, 2019. The increase in deferred revenue for the initial application of Topic 606 includes the out-of-period adjustment for the implied PCS portion of the understatement discussed above which is estimated to be $123,000. This represents the unrecognized revenue for implied PCS under both ASC 985-605 and Topic 606.

The Company, in consultation with the Audit Committee of the Board of Directors, evaluated the effect of these adjustments on the Company’s consolidated financial statements under ASC 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined it was not necessary to restate its previously issued consolidated financial statements, or unaudited interim period consolidated financial statements, because the errors did not materially misstate any previously issued consolidated financial statements and the correction of the errors in the current fiscal year is also not material. The Company looked at both quantitative and qualitative characteristics of the required corrections.

During 2018, revenue was comprised of product sales and service revenue, net of sales returns, early payment discounts, and volume rebate payments paid to the value-added resellers (“VARs”). The Company recognized revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability was reasonably assured

Product revenue is derived from the sale of projectors, interactive panels and related accessories. Evidence of an arrangement consists of an order from distributors, resellers or end users. The Company considers delivery to have occurred once title and risk of loss has been transferred.

Service revenue is comprised of product installation services and training services. These service revenues are normally contracted at the time products are sold. Service prices are established depending on product equipment sold and include a cost value for the estimated services to be performed based on historical experience. The Company outsources installation services to third parties and recognizes revenue upon completion of the services. The Company also performs training and professional development services and recognizes revenue upon completion of the training sessions.

The Company evaluates the criteria outlined in Topic 606, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as revenue. Generally, when the Company is primarily obligated in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded at the gross amount. If the Company is not primarily obligated and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, the Company generally records the net amounts as revenue earned.

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

WARRANTY RESERVE

For customers that do not purchase hardware maintenance services, the Company generally provides warranty coverage on projectors and accessories, batteries and computers. This warranty coverage does not exceed 24 months, and the Company establishes a liability for estimated product warranty costs, included in other short-term liabilities in the consolidated statements of operations, at the time the related product revenue is recognized. The warranty obligation is affected by historical product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials, or other costs differ from the Company’s estimates, additional warranty liabilities could be required, which would reduce its gross profit.

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

STOCK COMPENSATION

The Company estimates the fair value of each stock compensation award at the grant date by using the Black-Scholes option pricing model. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As stock compensation expense is recognized based on the estimated fair value of the awards which is amortized as compensation exepense on a straight-line basis over the vesting period. Accordingly, total expense related to the award is reduced by the fair value of the options that are forfeited by the employees that leave the Company prior to vesting.

SUBSEQUENT EVENTS

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Topic 606, which replaced the previous revenue recognition guidance. The Company adopted Topic 606 effective January 1, 2019 using the modified retrospective transition method. Under this method, the Company elected to apply the cumulative effect method to all customer contracts as of the adoption date. The impact to revenue in 2019 as a result of the adoption of Topic 606 was approximately $0.6 million, which is the result of the identification of additional units of accounting or performance obligations upon adoption of Topic 606. Specifically, the Company identified software (previously combined with hardware for accounting purposes), the related software maintenance, and hardware maintenance (previously accounted for under guidance applicable to extended warranties) as units of accounting. Under prior GAAP, no portion of the transaction price was allocated to, and therefore, no revenue was recognized upon the transfer of these products and services. While revenue related to software may only be deferred for up to a few days relative to the timing of revenue recognition under prior GAAP, software maintenance and hardware maintenance revenue will now be recognized over a period of 3-5 years based on the specified term in the contract or the estimated service term, if not specified. As a result, the cumulative impact due to the adoption of Topic 606 on the opening consolidated balance sheet was a decrease in opening retained earnings, with an increase in deferred commissions, an increase in deferred revenue, and a decrease in accrued warranty costs.

The accompanying consolidated balance sheet and the consolidated statements of operations and cash flows for year ended December 31, 2018 have not been revised for the effects of Topic 606 and are therefore not comparable to the December 31, 2019 period.

The following table presents the cumulative effect of adjustments, net of income tax effects, to beginning consolidated balance sheet accounts for Topic 606 adopted by the Company on January 1, 2019:

	January 1,		December 31,
	2019	Adjustments	2018
ASSETS
Prepaid expenses and other current assets	$1,234,736	$20,579	$1,214,157
Total current assets	9,985,237	20,579	9,964,658
Other assets	40,064	39,766	298
Total assets	$21,327,532	$60,345	$21,267,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Warranty	$73,976	$(506,260)	$580,236
Deferred revenues - short-term	2,063,009	1,124,959	938,050
Total current liabilities	13,181,530	618,699	12,562,831
Deferred revenues-long-term	2,314,692	2,179,728	134,964
Total liabilities	16,097,555	2,798,427	13,299,128
Accumulated deficit	(21,944,353)	(2,738,082)	(19,206,271)
Total stockholders’ equity	5,229,977	(2,738,082)	7,968,059
Total liabilities and stockholders’ equity	$21,327,532	$60,345	$21,267,187

The following table presents the effects of adopting Topic 606 on the Company’s balance sheet at December 31, 2019:

	Balances under		Balances under
	Topic 606	Adjustments	Prior GAAP
ASSETS
Prepaid expenses and other current assets	$1,765,741	$27,311	$1,738,430
Total current assets	9,922,649	27,311	9,895,338
Other assets	56,193	55,891	302
Total assets	$20,468,885	$83,202	$20,385,683

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Warranty	$12,775	$(452,345)	$465,120
Deferred revenues - short-term	1,972,565	1,394,864	577,701
Total current liabilities	17,207,873	942,519	16,265,354
Deferred revenues-long-term	2,582,602	2,507,978	74,624
Total liabilities	21,116,538	3,450,497	17,666,041
Accumulated deficit	(31,346,431)	(3,367,295)	(27,979,136)
Total stockholders’ equity (deficit)	(647,653)	(3,367.295)	2,719,642
Total liabilities and stockholders’ equity (deficit)	$20,468,885	$83,202	$20,385,683

The following table presents the effects of adopting Topic 606 on the Company’s consolidated statement of operations for the year ended December 31, 2019:

	Balances under		Balances under
	Topic 606	Adjustments	Prior GAAP
STATEMENT OF OPERATIONS
Revenues	$33,030,357	$(598,155)	$33,628,512
Cost of revenues	24,088,639	53,915	24,034,724
Gross profit	8,941,718	(652,070)	9,593,788
General and administrative expenses	15,771,187	(22,857)	15,794,044
Total operating expense	17,000,667	(22,857)	17,023,524
Loss from operations	(8,058,949)	(629,213)	(7,429,736)
Net loss/income	$(9,402,078)	$(629,213)	$(8,772,865)

Net loss per common share – basic and diluted	$(0.88)	$0.06)	$(0.82)

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

In February 2017, the FASB issued ASU 2017-04 to simplify how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The ASU is effective for annual reporting periods beginning after December 12, 2019. The new pronouncement has no impact to the Company’s procedure in measuring the fair value of goodwill and will continue to perform goodwill impairment tests through both quantitative and qualitative assessments.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting to simplify the accounting of share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of FASB ASC Topic 718, Compensation - Stock Compensation, to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations. The ASU supersedes the guidance in Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. Awards to nonemployees are measured by estimating the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. The guidance is effective for calendar-year public business entities in annual periods after December 15, 2018, and interim periods within those years. The Company adopted this pronouncement in the first quarter of 2019 and it did not have a material impact on its consolidated financial statements.

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

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligation currently in default or negotiate alternative repayment arrangements, to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of December 31, 2019, the Company had an accumulated deficit of $31,346,431 and a net working capital deficit of $7,285,224. During the year ended December 31, 2019, the Company incurred a net loss of $9,402,078 and net cash used in operations was $4,263,453. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is seeking to obtain funds for operations from public or private sales of equity or debt securities or from banks or other loans.

NOTE 3 – ACQUISITIONS

The acquisition described below was accounted for as a business combination which requires, among other things, that assets acquired, and liabilities assumed be recognized at their estimated fair values as of the acquisition date on the consolidated balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired would be recorded as goodwill.

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

Assets acquired:
Cash	$10,261
Accounts receivable	6,300
Inventories	386,485
Prepaid expenses	24,413
Intangible assets	93,185
Other current asset	60,000
Total assets acquired	580,644
Total liabilities assumed	(10,644)

Net assets acquired	$570,000

Consideration paid:
Issuance of 200,000 shares of Class A common stock	$500,000
Note payable	70,000

Total	$570,000

On May 9, 2018, the Company acquired 100% of the share capital of Cohuba, based in Lancashire, England. Cohuba produces, sells and distributes interactive display panels designed to provide new learning and working experience through high-quality technologies and solutions through in-room and room-to-room multi-device multi-user collaboration. Although a development stage company with minimal revenues to date, we believe that Cohuba will enhance our software capability and product offerings. We purchased the Cohuba shares for 257,200 shares of the Company’s Class A common stock and 100 British pound sterling (US$138).

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

Assets acquired:
Cash	$239,698
Accounts receivable	662,636
Inventory	132,411
Other current assets	20,857
Property and equipment	299,525
Intangible assets	664,186
Goodwill	463,147
Total assets acquired	2,482,460
Total liabilities assumed	(177,890)

Net assets acquired	$2,304,570

Consideration paid:
Cash	$410,000
Promissory note	656,000
Issuance of 142,857 shares of Class A common stock	828,570
Earn-out payable	410,000

Total	$2,304,570

On August 31, 2018, the Company acquired 100% of the share capital of EOS based in Arizona. EOS is in the business of providing technology consulting, training, and professional development services to create sustainable programs that integrate technology with curriculum in K-12 schools and districts. The Company purchased the EOS shares for 100,000 shares of the Company’s Class A common stock.

Assets acquired:
Cash	$32,269
Accounts receivable	89,871
Other current assets	4,543
Intangible assets	156,823
Goodwill	78,411
Total assets acquired	361,917
Total liabilities assumed	(7,917)

Net assets acquired	$354,000

Consideration paid:
Issuance of 100,000 shares of Class A common stock	$354,000

Total	$354,000

NOTE 4 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at December 31, 2019 and 2018:

	2019	2018

Accounts receivable – trade	$4,522,352	$4,658,352
Allowance for doubtful accounts	(358,225)	(276,507)
Allowance for sales returns and volume rebates	(499,070)	(747,119)

Accounts receivable - trade, net of allowances	$3,665,057	$3,634,726

The Company wrote off accounts receivable of $89,123 and $90,890 for the years ended December 31, 2019 and 2018, respectively.

NOTE 5 – INVENTORIES

Inventories consisted of the following at December 31, 2019 and 2018:

	2019	2018

Finished goods	$3,239,038	$4,135,424
Spare parts	273,080	285,575
Reserves for inventory obsolescence	(193,261)	(206,683)

Inventories, net	$3,318,857	$4,214,316

The Company wrote off inventories of $74,421 and $105,669 for the years ended December 31, 2019 and 2018, respectively.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at December 31, 2019 and 2018:

	2019	2018

Prepayments to vendors	$1,389,044	$1,033,896
Prepaid licenses and other	315,354	176,853
Prepaid insurance	35,255	-
Prepaid local taxes	26,088	1,614
Employee receivables	-	1,794

Prepaid expenses and other current assets	$1,765,741	$1,214,157

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2019 and 2018:

	2019	2018

Building	$199,708	$199,708
Building improvements	9,086	9,086
Leasehold improvements	3,355	3,355
Office equipment	40,062	36,450
Other equipment	42,485	42,485

Property and equipment, at cost	294,696	291,084
Accumulated depreciation	(87,299)	(64,675)

Property and equipment, net of accumulated depreciation	$207,397	$226,409

For the years ended December 31, 2019 and 2018, the Company recorded depreciation expense of $22,624 and $101,133 respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at December 31, 2019 and 2018:

	Weighted Average useful lives	2019	2018

Patents	9 years	$81,683	$81,683
Customer relationships	10 years	4,009,355	4,009,355
Technology	5 years	271,585	178,400
Domain	15 years	13,955	13,955
Trademarks	10 years	3,917,590	3,917,590
Intangible assets, at cost		8,294,168	8,200,983
Accumulated amortization		(2,735,071)	(1,848,710)
Intangible assets, net of accumulated amortization		$5,559,097	$6,352,273

Goodwill from acquisition of Mimio	N/A	$44,931	$44,931
Goodwill from acquisition of Boxlight	N/A	4,137,060	4,137,060
Goodwill from acquisition of EOS	N/A	78,411	78,411
Goodwill from acquisition of Qwizdom	N/A	463,147	463,147
		$4,723,549	$4,723,549

For the years ended December 31, 2019 and 2018, the Company recorded amortization expense of $886,361 and $784,566, respectively.

NOTE 9 – DEBT

The following is debt at December 31, 2019 and 2018:

	2019	2018
Debt – Third Parties
Note payable – Lind Global	$4,797,221	$-
Accounts receivable financing – Sallyport Commercial	1,551,500	953,739
Note payable – Radium Capital	-	725,159
Note payable – Whitebirk Finance Limited	-	127,329
Note payable – Harbor Gates Capital	-	500,000
Total debt – third parties	6,348,721	2,306,227
Less: Discount and issuance cost – Lind Global	611,355
Current portion of debt – third parties	4,536,227	2,306,227
Long-term debt – third parties	$1,201,139	$-

Debt – Related Parties
Note payable – Qwizdom (Darin & Silvia Beamish)	381,563	601,333
Note payable – Steve Barker	$17,500	$-
Note payable – Logical Choice Corporation – Delaware	54,000	54,000
Note payable – Mark Elliott	23,548	50,000
Total debt – related parties	476,611	705,333
Less: current portion of debt – related parties	368,383	377,333
Long-term debt – related parties	$108,228	$328,000

Total debt	$6,213,977	$3,011,560

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

On December 13, 2019, the Company entered into a securities purchase agreement with the Investor that contemplates a $1,250,000 working capital financing for Boxlight Parent and its subsidiaries. The investment is in the form of a $1,375,000 principal amount convertible secured Boxlight Parent note with a maturity date of 24 months. The note is convertible at the option of the Investor into the Company’s Class A voting common stock at a fixed conversion price of $2.50 per share. The Company will have the right to force the Investor to convert up to 50% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $5.00 for 30 consecutive days; and 100% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $6.25 for 30 consecutive days.

During 2019, the Company paid the Investor $368,452 for closing fees by issuing 177,511 shares of Class A common stock. As of December 31, 2019, the Company paid principal and interest of $977,778 and $106,643 by issuing Class A common stock to the Investor.

As of December 31, 2019, outstanding principal net of debt issuance cost and discount, and accrued interest were $4,185,866 and $5,425, respectively. Principal of $3,596,083 is due within one year from December 31, 2019.

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

As of December 31, 2019, outstanding principal and accrued interest were $1,551,500 and $0, respectively. As of December 31, 2018, outstanding principal and accrued interest under this agreement was $953,739 and $0, respectively. For the twelve months ended December 31, 2019 and 2018, the Company incurred interest expense of $756,736 and $642,888, respectively.

Radium Capital

On September 20, 2018, the Company entered into an agreement for the purchase and sale of future receipts with Radium Capital. Pursuant to the agreement, Radium provided proceeds of $1,000,000 to the Company based on expected future revenue. The cost of the proceeds was 26% of the loan amount plus a $10,000 origination fee. The origination fee was recorded as original issue discount and fully amortized due to the short-term nature of the agreement. In order to repay the debt, the Company made weekly payments of $26,636 that commenced on October 3, 2018 and continued until August 28, 2019. The principal and accrued interest was paid in full in August 2019.

Whitebirk Finance Limited

On September 20, 2018, the Company entered into an unsecured promissory note agreement for £98,701 with Whitebirk Finance Limited. The note bears interest at a rate of 5% and matures on August 31, 2019. This note was executed to settle outstanding accounts payable between Cohuba and Whitebirk related to inventory purchases. The principal and accrued interest was paid in full in August 2019.

Harbor Gates Capital

On May 16, 2018, the Company entered into an unsecured promissory note agreement for $500,000 with Harbor Gates Capital. The note bore an interest rate of 7% per annum and matured on February 16, 2019. In addition, the Company issued 5,715 shares of its Class A common stock valued at $56,236 to the lender in lieu of payment of origination fees. The note was recorded at original issue discount and fully amortized because of its short-term nature. The Company failed to pay the note on the maturity date. On March 14, 2019, the note was converted into 133,750 shares of Class A common stock including the accrued interest valued at $2.86 per share.

Debt - Related Parties:

Long Term Note Payable- Qwizdom Shareholders

On June 22, 2018, the Company issued a note to Darin and Silvia Beamish, the previous 100% shareholders of Qwizdom, in the amount of $656,000 bearing an 8% interest rate. The note was issued as a part of the purchase price pursuant to a stock purchase agreement. The principal and accrued interest of the $656,000 note is due and payable in 12 equal quarterly payments. The first quarterly payment was due September 2018 and subsequent quarterly payments are due through June 2021. Principal and accrued interest become due and payable in full upon the completion of a public offering of Class A common stock or private placement of debt or equity securities for $10,000,000 or more. As of December 31, 2019, outstanding principal and accrued interest under this note were $381,563 and $7,334, respectively. As of December 31, 2018, outstanding principal and accrued interest under this agreement was $601,333 and $12,126, respectively. Principal in the amount of $273,335 is due within a year from December 31, 2019

Note Payable – Steve Barker

On March 12, 2019, the Company purchased the MRI net assets for 200,000 shares of the Company’s Class A common stock and a $70,000 note payable. As of December 31, 2019, outstanding principal and accrued interest under this agreement was $17,500 and $206, respectively.

Line of Credit - Logical Choice Corporation-Delaware

On May 21, 2014, the Company entered into a line of credit agreement (the “LCC Line of Credit”) with Logical Choice Corporation-Delaware (“LCC-Delaware”), the former sole member of Genesis. The LCC Line of Credit allowed the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed accrued interest at 10% per annum. Interest accrued on any advanced funds was due monthly and the outstanding principal and any accrued interest were due in full on May 21, 2015. In May 2016, the maturity date was extended to May 21, 2018. The LCC Line of Credit is currently in default. The assets of Genesis have been pledged, but subordinated to Sallyport financing, as a security interest against any advances on the line of credit. As of December 31, 2019, outstanding principal and accrued interest under this agreement was $54,000 and $26,716, respectively. As of December 31, 2018, outstanding principal and accrued interest under this agreement was $54,000 and $21,316, respectively.

Note Payable – Mark Elliott

On January 16, 2015, the Company issued a note to Mark Elliott, the Company’s Chief Commercial Officer, in the amount of $50,000. The note as amended was due on December 31, 2018 and bears interest at an annual rate of 10%, compounded monthly. The note is convertible into the Company’s common stock at the lesser of (i) $6.28 per share, (ii) a discount of 20% to the stock price if the Company’s common stock is publicly traded, or (iii) if applicable, such other amount negotiated by the Company. The note holder may convert all, but not less than all, of the outstanding principal and interest due under this note. On July 3, 2018, Mark Elliott, the Company’s Chief Commercial Officer amended the note to eliminate the conversion provision of the note. As of December 31, 2019, outstanding principal and accrued interest under this note were $23,548 and $593, respectively. The note is currently in default. As of December 31, 2018, outstanding principal and accrued interest under this note were $50,000 and $19,808, respectively.

Principal repayments to be made during the next five years are as follows:

$
2020	5,515,965
2021	1,309,367
2022	-
2023	-
2024	-
Total	6,825,332

NOTE 10 – DERIVATIVE LIABILITIES

At December 31, 2019 and December 31, 2018, the Company had warrants that contain net cash settlement provisions or do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company concluded that the warrants should be accounted for as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at December 31, 2019 and 2018:

December 31, 2019
Common stock issuable upon exercise of warrants	295,000
Market value of common stock on measurement date	$1.11
Exercise price	$1.20
Risk free interest rate (1)	1.58%
Expected life in years	2 years
Expected volatility (2)	86.66%
Expected dividend yields (3)	0%

December 31, 2018
Common stock issuable upon exercise of warrants	1,129,121
Market value of common stock on measurement date	$1.20
Exercise price	$1.68
Risk free interest rate (1)	2.46 – 2.63%
Expected life in years	1.3 – 3.3 years
Expected volatility (2)	74% – 124%
Expected dividend yields (3)	0%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The historical trading volatility was determined by calculating the volatility of the Company’s peers’ common stock.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities rollforward for the years ended December 31, 2019 and 2018:

Amount
Balance, December 31, 2018	$326,452
Initial valuation of derivative liabilities upon issuance of warrants	64,946
Change in fair value of derivative liabilities	(244,794)

Balance, December 31, 2019	$146,604

Amount
Balance, December 31, 2017	$1,857,252
Initial valuation of derivative liabilities upon issuance of warrants	149,321
Cancellation of warrants	(1,253,140)
Change in fair value of derivative liabilities	(426,981)

Balance, December 31, 2018	$326,452

The change in fair value of derivative liabilities includes losses from exercise price modifications.

NOTE 11 – INCOME TAXES

The Company operates in the United States, United Kingdom and Mexico. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned. The Company idled its office in Mexico in 2016. For the years ended December 31, 2019 and 2018, the Company has incurred net losses and, therefore, has no tax liability. The cumulative Federal net operating losses carry-forward on tax basis income was approximately $19.6 million and $13.3 million at December 31, 2019 and 2018, respectively, of which $13.3 million will expire on December 31, 2038 and $6.1 million will carryforward indefinitely. The cumulative state net operating losses carried forward was $19.8 million and $12.4 million at December 31, 2019 and 2018, respectively. The cumulative foreign net operating losses carried forward was $2.7 million and $2.7 million at December 31, 2019 and 2018, respectively. Pre-tax book loss was $9.4 million for 2019 with $9.5 million loss derived from the United States and .1 million income derived from the United Kingdom.

The recoverability of these carryforwards depends on the Company’s ability to generate taxable income. A change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize our net operating loss carryforwards. Additionally, because federal tax laws limit the time during which the net operating loss carryforwards may be applied against future taxes, if the Company fails to generate taxable income prior to the expiration dates the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax asset at December 31, 2019 and 2018.

Revision of Prior Period Errors

In connection with the preparation of the income tax provision and disclosures the Company identified errors in the amounts previously reported for cumulative net operating loss carry-forwards; the reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense; deferred income tax assets; and the valuation allowance. The recorded and disclosed amounts of net deferred income tax assets were correct, as previously reported, as a result of the full valuation allowance provided for deferred income taxes.  However, gross cumulative Federal net operating loss carry-forwards at December 31, 2018 were previously disclosed as $9.8 million compared to the correct amount of $13.3 million. Gross cumulative state and foreign net operating losses carry-forwards of $12.4 million and $2.7 million, respectively, at December 31, 2018 were not previously disclosed and the related deferred tax assets and valuation allowances were not presented as components of deferred tax assets. In addition, deferred tax assets and valuation allowances for temporary differences for interest expense limitations were not presented as components of deferred tax assets.

The amounts reported for the comparative period end, December 31, 2018 reflect corrections to the amounts previously reported. The net deferred tax assets remain unchanged. However, the net operating losses component of deferred tax assets reported below is $2.0 million higher than previously reported and a deferred tax asset for interest limitations of $195,000 is reported. The deferred tax asset valuation allowance reported below is $2.2 million higher than previously reported.

The Company, in consultation with the Audit Committee of the Board of Directors, evaluated the effect of these adjustments on the Company’s consolidated financial statements under ASC 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined it was not necessary to amend its previously issued consolidated financial statements, or unaudited interim period consolidated financial statements, because the errors did not misstate any line items within the previously issued basic consolidated financial statements; corrections were limited to the related notes to the consolidated financial statements. The Company looked at both quantitative and qualitative characteristics of the required corrections in making such determination.

The Company is subject to United States federal, state and international income taxes. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows (rounded to nearest $000):

	2019	2018
		(as Restated)
Income tax benefit computed at the statutory rate	$(1,975,000)	$(1,507,000)
State tax benefit	(259,000)	(154,000)
Rate changes and differentials	(23,000)	(105,000)
Other	(1,000)	(18,000
Non-deductible expenses	386,000	503,000
Change in valuation allowance	1,872,000	1,281,000

Provision for income taxes	$-	$-

Significant components of the Company’s deferred tax assets after applying enacted corporate income tax rates are as follows (rounded to nearest $000):

	December 31, 2019	December 31, 2018
		(As Restated)
Depreciation and amortization expenses	$14,000	$26,000
Non-deductible accruals and allowances	310,000	438,000
Others	17,000	31,000
Interest expense limitation	640,000	195,000
Net operating loss carry-forwards	5,646,000	4,065,000
Valuation allowance	(6,627,000)	(4,755,000)

Net deferred income tax assets	$-	$-

The tax years from 2015 to 2019 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has not identified any uncertain tax positions at this time.

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

Common Stock

The Company’s common stock consists of: 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of December 31, 2019, and December 31, 2018, the Company had 11,698,697 and 10,176,433 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at December 31, 2019 and December 31, 2018.

Issuance of common stock

Issuances in 2019:

During the year ended December 31, 2019, the Company issued 21,704 shares of common stock in lieu of payment for services with an aggregate amount of $48,000.

During the year ended December 31, 2019, the Company issued 141,186 shares of common stock in lieu of payment of the closing fees of the convertible debt with an aggregate amount of $292,518 to Lind Global.

During the year ended December 31, 2019, the company issued 735,662 shares of commons stock in lieu of principal and interest payment of notes payable with an aggregate amount of $1,084,420 to Lind Global.

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

On October 22, 2019, the Company issued 36,325 shares of common stock valued at $2.09 per share in pursuant of the “Make Whole Share” clause related to the convertible debt issued to Lind Global on March 22, 2019.

Exercise of stock options

No options to purchase common stock were exercised during the twelve months ended December 31, 2019.

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

NOTE 13 – STOCK COMPENSATION

The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees, and consultants of the Company or a subsidiary of the Company under the plan is 2,690,438 shares. Grants made under this plan must be approved by the Company’s Board of Directors. As of December 31, 2019, the Company had 305,749 shares reserved for issuance under the plan.

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

Following is a summary of the option activities during the years ended December 31, 2019 and 2018:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2017	812,574	$3.01	5.64
Granted	1,019,500	$5.08
Exercised	(29,200)	$0.0001
Cancelled	(84,850)	$4.81
Outstanding, December 31, 2018	1,718,024	$4.18	4.64
Granted	802,882	$1.84
Exercised	-	$-
Cancelled	(136,218)	$4.86
Outstanding, December 31, 2019	2,384,688	$3.35	4.15
Exercisable, December 31, 2019	1,652,995	$3.27	3.70

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. As of December 31, 2019 and 2018, the options had an intrinsic value of approximately $0.4 million and $0.5 million, respectively.

Issuances in 2019:

On January 2, 2019, the Company granted 100,000 stock options each, for a total of 300,000 options to purchase common stock, to its President, Chief Executive Officer and Chief Operating Officer with an exercise price of $1.30 per share, which options vest monthly over one-year period. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $186,411 on the grant date.

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

On August 6, 2019, the Company granted an aggregate of 131,250 stock options to its directors with an exercise price of $2.40 per share vesting monthly over one year. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $146,380 on the grant date that was calculated using the Black-Scholes option-pricing model.

On September 17, 2019, the Company granted 32,000 stock options to employees from the EOS acquisition with an exercise price of $2.09 per share vesting annually over four years commencing September 17, 2020 as part of their compensation. The expiration date of these options is ten years from grant date. These options have an aggregate fair value of approximately $41,811on the grant date.

On October 1, 2019, the Company granted an aggregate of 207,000 stock options to its employees with an exercise price of $1.84 per share vesting quarterly in equal installments over a period of four years. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $200,993 on the grant date.

On October 15, 2019, the Company granted 52,632 stock options to one of its Board of Directors with an exercise price of $1.9 per share vesting quarterly over one year. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $46,593 on the grant date.

Variables used in the Black-Scholes option-pricing model for options granted during the nine months ended December 31, 2019 include: (1) discount rate of 1.51 - 2.47% (2) expected life, using a simplified method, of 3 to 6 years, (3) expected volatility of 69 - 70%, and (4) zero expected dividends.

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

Warrants

Following is a summary of the warrant activities during the years ended December 31, 2019 and 2018:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

Outstanding, December 31, 2017	1,070,717	7.57	2.12
Granted	402,657	$1.70	-
Cancelled	(289,253)	$3.94	1.50
Outstanding, December 31, 2018	1,184,121	$1.90	1.63
Granted	187,038	$1.50	-
Cancelled	(1,021,159)	$1.25	-
Outstanding, December 31, 2019	350,000	$2.20	2.11
Exercisable, December 31, 2019	347,187	$2.16	2.11

2019 Warrants

On March 12, 2019, the Company issued 30,000 warrants to Dynamic Capital, the warrants were issued in accordance with the terms of the warrant agreement that required the issuance of additional shares when the Company issues shares to either raise additional capital or complete an acquisition. The warrants were issued in relation to acquisition of MRI.

On March 14, 2019, the Company issued 20,063 warrants to Dynamic Capital, the warrants were issued in accordance with the terms of the warrant agreement that required the issuance of additional shares when the Company issues shares to either raise additional capital or complete an acquisition. The warrants were issued in relation to converting the debt from Harbor Gates.

On March 22, 2019, the Company issued 10,765 warrants to Dynamic Capital, the warrants were issued in accordance with the terms of the warrant agreement that required the issuance of additional shares when the Company issues shares to either raise additional capital or complete an acquisition. The warrants were issued in relation to raising capital through loan with Lind Partner.

On October 22, 2019, the Company issued 25,398 warrants to Dynamic Capital, the warrants were issued in accordance with the terms of the warrant agreement that required the issuance of additional shares when the Company issues shares in repayment of outstanding debt. The warrants were issued in relation to paying principal and interest of notes payable to Lind Partner.

On November 13, 2019, the Company issued 24,892 warrants to Dynamic Capital, the warrants were issued in accordance with the terms of the warrant agreement that required the issuance of additional shares when the Company issues shares in repayment of outstanding debt. The warrants were issued in relation to paying principal and interest of notes payable to Lind Partner.

On December 3, 2019, the Company issued 29,172 warrants to Dynamic Capital, the warrants were issued in accordance with the terms of the warrant agreement that required the issuance of additional shares when the Company issues shares in repayment of outstanding debt. The warrants were issued in relation to paying principal and interest of notes payable to Lind Partner.

On December 13, 2019, the Company issued 10,413 warrants to Dynamic Capital, the warrants were issued in accordance with the terms of the warrant agreement that required the issuance of additional shares when the Company issues shares to either raise additional capital or complete an acquisition.

On December 27, 2019, the Company issued 36,337 warrants to Dynamic Capital, the warrants were issued in accordance with the terms of the warrant agreement that required the issuance of additional shares when the Company issues shares in repayment of outstanding debt. The warrants were issued in relation to paying principal and interest of notes payable to Lind Partner.

An aggregate amount of 1,021,159 warrants that was previously issued to Dynamic Capital were deemed expired as of December 31, 2019.

Variables used in the binomial and Black-Scholes option-pricing model for warrants granted during the year ended December 31, 2019 include: (1) discount rate of 1.55-2.52% (2) expected life of 0.05-2.00 years, (3) expected volatility of 54-120%, and (4) zero expected dividends. As of December 31, 2019, the warrants had an intrinsic value of $0.

2018 Warrants

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

On June 21, 2018, the Company issued warrants to purchase 270,000 and 25,000 shares of Class A common stock at a strike price of $6.00 per share to Canaan Parish, an entity controlled by our president, and a consultant, respectively, for future advisory services. The warrants are exercisable by the holder only after October 1, 2018 and expire on December 31, 2021. These warrants have an aggregate fair value of approximately $930,000 on the grant date that was calculated using the Black-Scholes option-pricing model. These warrants contain non-fixed settlement provision that the exercise price can be lower when a qualified event occur as defined in the agreement. The Company concluded that the instruments are accounted for as derivative liabilities. See Note 11. During the year ended, the Company recorded approximately $62,000 compensation and derivative liabilities based on vesting term.

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

The warrants granted to Dynamic, Canaan Parish and Lackamoola contain net cash settlement provisions and do not have fixed settlement provisions because their exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company concluded that the instruments are accounted for as derivative liabilities because of the net cash and non-fixed settlement provisions.

Stock compensation expense

For the year ended December 31, 2019 and 2018, the Company recorded the following stock compensation in general and administrative expense:

	2019	2018
Stock options	$777,632	$1,835,293
Warrants	64,945	149,294
Class A common stock grants	294,998	-
Total stock compensation expense	$1,137,575	$1,984,587

As of December 31, 2019, there was approximately $1.3 million of unrecognized compensation expense related to unvested options, which will be amortized over the remaining vesting period. Of that total, approximately $0.7 million is estimated to be recorded as compensation expense in 2020.

NOTE 14 – OTHER RELATED PARTY TRANSACTIONS

Management Agreement

On November 30, 2017, the Company entered into a management agreement with Dynamic Capital, LLC, a Nevada limited liability company owned by the AEL Irrevocable Trust and managed by Adam Levin (“Dynamic Capital”). Pursuant to the agreement, Dynamic Capital was to perform consulting services for the Company relating to, among other things, sourcing and analyzing strategic acquisitions and introductions to various financing sources. In consideration for its services, Dynamic Capital was to receive a management fee payable in cash equal to 1.125% of total consolidated net revenues for the fiscal years ended December 31, 2017 and 2018, payable in monthly installments. The annual fee was subject to a cap of $750,000 in each of 2017 and 2018. As of December 31, 2019, and December 31, 2018, the Company had a payable to Dynamic Capital $0 and $425,619, respectively. The remaining annual fee for the amount of $99,950 was paid on May 7, 2019.

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

Sales and Purchases - EDI

Everest Display Inc. (“EDI”), an affiliate of the Company’s major shareholder K-Laser, is a major supplier of products to the Company. For the years ended December 31, 2019 and 2018, the Company had purchases of $900,434 and $4,203,800 respectively, from EDI. For the years ended December 31, 2019 and 2018, the Company had sales of $51,228 and $19,167, respectively, to EDI. As of December 31, 2019, and 2018, the Company had accounts payable to EDI of approximately of $5,037,569 and $5,491,616 respectively, to EDI.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases four office spaces under non-cancelable lease agreements. The leases provide that the Company pay only a monthly rental and is not responsible for taxes, insurance or maintenance expenses related to the property. Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to December 31, 2019 are as follows:

Year ending December 31,	Amount
2020	$418,180
2021	369,914
2022	135,239
Minimum Lease Payments	$923,333

The Company also has another office lease on a month-to-month basis. For the years ended December 31, 2019 and 2018, aggregate rent expense was approximately $444,810 and $357,244, respectively.

NOTE 16 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company’s revenues were concentrated with a few customers for the years ended December 31, 2019 and 2018:

Customer	Total revenues from the customer to total revenues for the year ended December 31, 2019	Accounts receivable from the customer as of December 31, 2019 (rounded to 000)	Total revenues from the customer to total revenues for the year ended December 31, 2018	Accounts receivable from the customer as of December 31, 2018 (rounded to 000)
1	14%	$184,000	39%	$1,495,000
2	13%	605,000
3	12%	235,000

The loss of the significant customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company’s purchases were concentrated among a few vendors for the years ended December 31, 2019 and 2018:

Vendor	Total purchases from the vendor to total purchases for the year ended December 31, 2019	Accounts payable (prepayment) to the vendor as of December 31, 2019 (rounded to 000)	Total purchases from the vendor to total purchases for the year ended December 31, 2018	Accounts payable (prepayment) to the vendor as of December 31, 2018 (rounded to 000)
1	32%	$1,359,000	33%	$(282,000)
2			30%	$(17,000)
3*			17%	$5,492,000

* EDI, a related party. See Note 15.

The Company believes there are numerous other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 17 – SUBSEQUENT EVENTS

On April 17, 2020, the Company, consummated the transactions contemplated by an asset purchase agreement, dated February 4, 2020 (the “Asset Purchase Agreement”), with MyStemKits, Inc., a Delaware corporation (“MyStemKits”), and STEM Education Holdings, Pty, an Australian corporation (“STEM”) which is the sole shareholder of MyStemKits. Pursuant to the Asset Purchase Agreement, Boxlight acquired the assets, and assumed certain liabilities, of MyStemKits in exchange for a purchase price of $600,000 (the “Purchase Price”). Pursuant to a letter agreement, dated April 17, 2020 (the “Letter Agreement”), between MyStemKits, Boxlight and the Company, the form of payment of the $600,000 Purchase Price was adjusted so that: (i) $100,000 is cash payable at closing, (ii) $150,000 is payable in the form of a working capital credit and inventory adjustment, and (iii) the balance is payable in the form of a $350,000 purchase note (the “Purchase Note”) payable in four equal installments of $87,500 (the “Installment Payments”) on July 31, 2020, October 31, 2020, January 31, 2021 and April 30, 2021. Further, acknowledging the ongoing COVID-19 pandemic, the Letter Agreement states that potential adjustments may be made to the Installment Payments due on July 31, 2020 and October 31, 2020 in the event the actual gross revenue of MyStemKits continues to be materially below budget.

On April 15, 2020, the 2014 Stock Option plan was amended, wherein the Board of Directors approved the addition of 3,700,000 shares available for grant to directors, officers and employees.

On April 15, 2020, the Company granted an aggregate of 670,000 stock options in total to its employees with an exercise price of $.70 per share vesting monthly over four years. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $362,891 on the grant date.

On April 15, 2020, the Company granted 1,400,000 stock options to its executive team including the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and SVP of Sales and Marketing with an exercise price of $.70 per share vesting monthly over four years. The expiration date of these options is five years from the grant date. These options had an aggregate fair value of approximately $758,280 on the grant date.

On April 15, 2020, the Company granted 480,000 stock options to its Board of Directors with an exercise price of $.70 per share vesting monthly over four years. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $259,982 on the grant date.

On April 10, 2020, the Company announced that Mr. Daniel Leis has been appointed to the position of Senior Vice President Global Sales and Marketing, Mr. Leis will receive a salary of $121,000 per year, along with a target commission of $129,000 per year.

On March 20, 2020, the Company entered into an employment agreement with Mr. Michael Pope as the Chairman and Chief Executive Officer, Mr. Pope will receive 186,484 shares of the Company’s restricted Class A common stock, which shares will vest in equal installments over a period of 12 months.

On March 13, 2020, the Company entered into an agreement with Everest Display, Inc. (EDI), to which EDI will forgive $2,000,000 in accounts payable owed by the Company to EDI in exchange for the Company’s issuance of 1,333,333 shares of its Class A common stock, at $1.50 per share.

On February 4, 2020, the Company and Lind Global Macro Fund, LP, a Delaware limited partnership (“Lind”), entered into a securities purchase agreement (the “SPA”) pursuant to which the Company is to receive on February 6, 2020 $750,000 in exchange for the issuance to Lind of (1) an $825,000 convertible promissory note, payable at an 8% interest rate, compounded monthly (the “2020 Note”), (2) certain shares of restricted Class A common stock valued at $60,000, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended February 4, 2020, and (3) a commitment fee of $26,250. The Note matures over 24 months, with repayment to commence August 4, 2020, after which time the Company will be obligated to make monthly payments of $45,833.33 (the “Monthly Payments”), plus interest. Interest payments owed under the Note (the “Interest Payments”) shall accrue beginning on the one month anniversary of the issuance of the Note, however such Interest Payments shall accrued during the first six months of the Note, after which time the Interest Payments, including such accrued Interest Payments, shall be payable on a monthly basis in either conversion shares or in cash

On January 13, 2020, the Company entered into an employment agreement with Mr. Harold Bevis as the Chief Operating Officer, Mr Bevis received 506,355 restricted shares of the Company’s common stock. On March 20, 2020, Mr. Bevis resigned as the Chief Executive Officer. Mr. Bevis’ shares were forfeited and none vested during his time as the Chief Executive Officer.

On January 13, 2020, the Company granted 50,000 stock options to Mark Elliott as part of the new employment agreement as the Chief Commercial Officer with an exercise price of $1.20 per share, which options vest monthly over one-year period. The expiration date of these options is five years from the grant date. This options had a fair value of $46,700 on the grant date that was calculated using the Black-Scholes option-pricing model.

On January 2, 2020, the Company granted 100,000 stock options each, for a total of 300,000 options to purchase common stock, to its President, Chairman and Chief Executive Officer, Chief Commercial Officer and Chief Operating Officer with an exercise price of $1.30 per share, which options vest monthly over one-year period. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $268,512 on the grant date that was calculated using the Black-Scholes option-pricing model.

