Form 10-Q
period 2020-03-31
Boxlight Corp
filed 2020-05-15
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s common stock on May 8, 2020 was 14,535,657.

BOXLIGHT CORPORATION

2

PART I. Financial Information

Item 1. Financial Statements

Boxlight Corporation

Consolidated Condensed Balance Sheets

As of March 31, 2020 and December 31, 2019

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current asset:
Cash and cash equivalents	$612,936	$1,172,994
Accounts receivable – trade, net of allowances	4,260,345	3,665,057
Inventories, net of reserves	2,884,640	3,318,857
Prepaid expenses and other current assets	1,179,349	1,765,741
Total current assets	8,937,270	9,922,649

Property and equipment, net of accumulated depreciation	203,487	207,397
Intangible assets, net of accumulated amortization	5,343,557	5,559,097
Goodwill	4,723,549	4,723,549
Other assets	59,649	56,193
Total assets	$19,267,512	$20,468,885

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$4,794,939	$4,721,417
Accounts payable and accrued expenses – related parties	3,301,412	5,031,367
Warranty reserve	31,448	12,775
Current portion of debt – third parties	5,264,057	4,536,227
Current portions of debt – related parties	405,550	368,383
Earn-out payable – related party	351,595	387,118
Deferred revenues – short-term	1,733,660	1,972,565
Derivative liabilities	117,941	146,604
Other short-term liabilities	54,640	31,417
Total current liabilities	16,055,242	17,207,873

Deferred revenues – long-term	2,759,831	2,582,602
Long-term debt – third parties	1,058,797	1,201,139
Long-term debt – related parties	53,561	108,228
Other long-term liabilities	12,389	16,696
Total liabilities	19,939,820	21,116,538

Commitments and contingencies (Note 13)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 shares issued and outstanding	17	17
Common stock, $0.0001 par value, 200,000,000 shares authorized; 13,871,187 and 11,698,697 Class A shares issued and outstanding, respectively	1,388	1,170
Additional paid-in capital	32,763,992	30,735,815
Subscriptions receivable	(200)	(200)
Accumulated deficit	(33,296,054)	(31,346,431)
Accumulated other comprehensive loss	(141,451)	(38,024)
Total stockholders’ deficit	(672,308)	(647,653)

Total liabilities and stockholders’ deficit	$19,267,512	$20,468,885

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019 (Note 1)

Revenues, net	$5,723,049	$4,993,399
Cost of revenues	4,131,989	3,321,332
Gross profit	1,591,060	1,672,067

Operating expense:
General and administrative expenses	3,937,729	3,766,068
Research and development	316,756	235,996
Total operating expense	4,254,485	4,002,064

Loss from operations	(2,663,425)	(2,329,997)

Other income (expense):
Interest expense, net	(459,320)	(280,603)
Other income, net	57,950	21,209
Changes in fair value of derivative liabilities	28,663	(2,162,495)
Gain from settlements of liabilities	1,086,509	146,434
Total other income (expense)	713,802	(2,275,455)

Net loss	$(1,949,623)	$(4,605,452)

Comprehensive loss:
Net loss	$(1,949,623)	$(4,605,452)
Other comprehensive loss:
Foreign currency translation loss	(103,427)	(38,147)
Total comprehensive loss	$(2,053,050)	$(4,643,599)

Net loss per common share – basic and diluted	$(0.16)	$(0.45)
Weighted average number of common shares outstanding – basic and diluted	12,493,829	10,255,808

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Total stockholders’ equity (deficit), beginning balances	$(647,653)	$7,968,059

Series A preferred stock	17	25

Class A common stock and additional paid-in capital:
Beginning balances	30,736,985	27,280,949
Shares issued for:
Conversion of accounts payable	566,667	-
Conversion of notes payable	1,133,515	382,525
Closing fees for issuance of notes payable	49,013	199,509
Acquisition	-	500,000
Other share-based payments	8,000	12,000
Stock compensation expense	271,200	118,861
Ending balances	32,765,380	28,493,844

Subscription receivable	(200)	(225)

Other comprehensive loss
Beginning balances	(38,024)	(106,419)
Foreign currency translation loss	(103,427)	(38,147)
Ending balances	(141,451)	(144,566)

Accumulated deficit
Beginning balances	(31,346,431)	(19,206,271)
Cumulative effects of adoption of new accounting standards in prior period	-	(2,738,082)
Net loss	(1,949,623)	(4,605,452)
Ending balances	(33,296,054)	(26,549,805)

Total stockholders’ equity (deficit), ending balances	$(672,308)	$1,799,274

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Cash Flows

For the three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019 (Note 1)

Cash flows from operating activities:
Net loss	$(1,949,623)	$(4,605,452)
Adjustments to reconcile net loss to net cash (used) provided in operating activities:
Amortization of debt discount	170,830	4,839
Bad debt expense	(8,711)	(116,007)
Gain on settlement of liabilities	(1,086,509)	(146,434)
Change in allowance for sales returns and volume rebate	1,661	(377,232)
Change in inventory reserve	(43,700)	35,168
Change in fair value of derivative liability	(28,663)	2,162,495
Change in fair value of earn-out payable	(35,523)	-
Shares issued for interest payment on notes payable	42,370	-
Stock compensation expense	271,200	161,446
Other share-based payments	8,000	12,000
Depreciation and amortization	219,450	246,147
Changes in operating assets and liabilities:
Accounts receivable – trade	(588,238)	1,864,532
Inventories	477,917	962,894
Prepaid expenses and other current assets	586,392	362,500
Other assets	(3,456)	-
Accounts payable and accrued expenses	830,364	655,681
Warranty reserve	18,673	(121,393)
Accounts payable and accrued expenses - related parties	270,045	(42,439)
Other short-term liabilities	23,223	14,191
Deferred revenues	(61,676)	(508,192)
Other liabilities	(4,307)	-
Net cash (used) provided in operating activities	$(890,281)	$564,744

Cash flows from investing activities:
Cash receipts from acquisitions	-	10,261
Net cash provided by investing activities	-	10,261

Cash flows from financing activities:
Proceeds from short-term debt	2,816,620	4,806,787
Principal payments on short-term debt	(3,091,720)	(5,361,951)
Proceeds from convertible notes payable	750,000	2,000,000
Debt issuance costs	(41,250)	(165,530)
Net cash provided by financing activities	$433,650	$1,279,306

Effect of foreign currency exchange rates	(103,427)	(38,147)

Net decrease in cash and cash equivalents	(560,058)	1,816,164

Cash and cash equivalents, beginning of the period	1,172,994	901,459

Cash and cash equivalents, end of the period	$612,936	$2,717,623

Supplemental cash flow disclosures:
Cash paid for interest	$340,313	$275,676

Non-cash investment and financing transactions:
Shares issued to convert accounts payable	$566,667	$-
Shares issued to convert notes payable – Lind Global	$1,133,515	$382,525
Shares issued for closing fees related to outstanding notes payable	$49,013	$199,509
Shares and notes payable issued as consideration for acquisition of Modern Robotics, Inc. net of cash received	$-	$559,739

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Notes to the Unaudited Consolidated Condensed Financial Statements

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

The accompanying unaudited consolidated condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim unaudited consolidated condensed financial information and interim financial reporting guidelines and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2019 and notes thereto contained in the Company’s Annual Report on Form 10-K. Certain information and note disclosures normally included in the consolidated financial statements have been condensed. The December 31, 2019 balance sheet included herein was derived from the audited consolidated financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

INVENTORIES

Inventories are stated at the lower of cost or net realizable value and includes spare parts and finished goods. Inventories are primarily determined using the specific identification method and the first-in, first-out (“FIFO”) cost method. Cost includes direct cost from the contract manufacturer (“CM”) or original equipment received from the manufacturer (“OEM”), plus material overhead related to the purchase, inbound freight and import duty costs.

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

Intangible assets AND GOODWILL

Intangible assets, other than goodwill are amortized using the straight-line method over their estimated period of benefit. We periodically evaluate the recoverability of intangible assets, other than goodwill, and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No material impairments of intangible assets have been identified during any of the periods presented. Goodwill is tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist, using a market approach. Goodwill is not amortized and is not deductible for tax purposes.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2020
Derivative liabilities - warrant instruments	$-	$-	$117,941	117,941
Earn-out payable – related party	-	-	351,595	351,595

			$469,536	469,536

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2019
Derivative liabilities - warrant instruments	$-	$-	$146,604	$146,604
Earn-out payable – related party	-	-	387,118	387,118

			$533,722	$533,722

The following table shows the change in the Company’s earn-out payable rollforward for the three months ended March 31, 2020 and 2019:

Amount
Balance, December 31, 2019	$387,118
Change in fair value of earn-out payable	(35,523)

Balance, March 31, 2020	$351,595

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

The Company’s products sales, including those with software and related services, generally include a single payment up front for the products and services, and revenue is recorded net of estimated sales returns and rebates based on the Company’s expectations and historical experience. For most of the Company’s product sales, control transfers, and therefore, revenue is recognized when products are shipped at the point of origin. When the Company transfers control of its products to the customer prior to the related shipping and handling activities, the Company has adopted a policy of accounting for shipping and handling activities as a fulfillment cost rather than a performance obligation. For software product sales, control is transferred when the customer receives the related interactive hardware since the customer’s connection to the interactive hardware activates the software license at which time the software is made available to the customer. For the Company’s software maintenance, hardware maintenance, and subscription services, revenue is recognized ratably over time as the services are provided since time is the best output measure of how those services are transferred to the customer.

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

The Company excludes all taxes assessed by a governmental agency that are both imposed on and concurrent with the specific revenue-producing transaction from revenue (for example, sales and use taxes). In essence, the Company is reporting these amounts collected on behalf of the applicable government agency on a net basis as though they are acting as an agent. The taxes collected and not yet remitted to the governmental agency are included in accounts payable and accrued expenses in the accompanying consolidated condensed balance sheets.

Significant Judgments

For contracts with multiple performance obligations, each of which represent promises within a contract that are distinct, the Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices (“SSPs”). The Company’s products and services included in its contracts with multiple performance obligations generally are not sold separately and there are no observable prices available to determine the SSP for those products and services. Since observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the unique facts and circumstances related to each performance obligation including, when applicable, the estimated cost to provide the performance obligation, market trends in the pricing for similar offerings, product-specific business objectives, and competitor or other relevant market pricing and margins. When pricing is highly variable or uncertain, the Company applies the residual approach to determining SSP by subtracting the SSP of other products or services from the total transaction price to arrive at the SSP for the performance obligations with highly variable or uncertain pricing. When multiple performance obligations in a contract have highly variable or uncertain pricing, the Company allocates the residual value to those performance obligations using an alternative method of allocation that is consistent with the allocation objective and the guidance on determining SSPs in Topic 606 considering, when applicable, the estimated cost to provide the performance obligation, market pricing for competing product or service offerings, product-specific business objectives, incremental values for bundled transactions that include a service relative to similar transactions that exclude the service, and competitor pricing and margins. A separate price has not been established by the Company for its hardware maintenance services and software maintenance services. In addition, hardware maintenance services, software solutions, and the related maintenance services are never separately and are proprietary in nature, and the related selling price of these products and services is highly variable or uncertain. Therefore, the SSP of these products and services is estimated using the alternative method described above, which includes residual value techniques.

The Company has applied the portfolio approach to its allocation of the transaction price for certain portfolios of contracts that contain the same performance obligations and are priced in a consistent manner. The Company believes that the application of the portfolio approach produces the same result as if they were applied at the contract level.

Contract Balances

The timing of invoicing to customers often differs from the timing of revenue recognition and these timing differences can result in receivables, contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated condensed balance sheets. Fees for the Company’s product and most service contracts are fixed, except as adjusted for rebate programs when applicable, and are generally due within 30-60 days of contract execution. Fees for installation, training, and professional development services are fixed and generally become due as the services are performed. The Company has an established history of collecting under the terms of its contracts without providing refunds or concessions to its customers. The Company’s contractual payment terms do not vary when products are bundled with services that are provided over multiple years. In these contracts where services are expected to be transferred on an ongoing basis for several years after the related payment, the Company has determined that the contracts generally do not include a significant financing component. The upfront invoicing terms are designed 1) to provide customers with a predictable way to purchase products and services where the payment is due in the same timeframe as when the products, which constitute the predominant portion of the contractual value, are transferred, and 2) to ensure that the customer continues to use the related services, so that the customer will receive the optimal benefit from the products over their lives. Additionally, the Company has elected the practical expedient to exclude any financing component from consideration for contracts where, at contract inception, the period between the transfer of services and the timing of the related payment is not expected to exceed one year.

The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying consolidated condensed balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying consolidated condensed balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company has no material contract assets at March 31, 2020 or December 31, 2019. During the three months ended March 31, 2020 and March 31, 2019, the Company recognized $0.3 million and $0.7 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2018, as adjusted for Topic 606, at the beginning of the period.

Variable Consideration

The Company’s otherwise fixed consideration in its customer contracts may vary when refunds or credits are provided for sales returns, stock rotation rights, or in connection with certain rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case by case basis, will grant exceptions, mostly due to “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering or determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. In addition, rebates are provided to certain customers when specified volume purchase thresholds have been achieved. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method based on historical experience and are measured at each reporting date. There was no material revenue recognized in 2020 related to changes in estimated variable consideration that existed at December 31, 2019.

Remaining Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of March 31, 2020, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was approximately $4.5 million, out of this amount $3.8 million represents the effect of Topic 606. The Company expects to recognize revenue on approximately 39% of the remaining performance obligations in 2020, 46% in 2021 and 2022, with the remainder recognized thereafter.

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

	Three Months Ended
	March 31, 2020	March 31, 2019
Product Revenues:
Hardware	$4,788,498	$4,315,098
Software	159,084	36,563
Service Revenues:
Professional Services	342,310	290,522
Maintenance and Subscription Services	433,156	351,216
	$5,723,049	$4,993,399

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

Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would have been recognized over a period that is one year or less, the Company elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense, and are included in prepaid and other assets and other assets, respectively, in the accompanying consolidated condensed balance sheets. Total deferred commissions at March 31, 2020 and December 31, 2019 and the related amortization for 2019 were less than $0.1 million. No impairment losses were recognized for the three months ended March 31, 2020 and 2019.

The Company has not historically incurred any material fulfillment costs that meet the criteria for capitalization.

The Company’s consolidated condensed statements of operations and cash flows for the three months ended March 31, 2019 were recorded under the prior GAAP, we revised these statements to be comparable to the March 31, 2020 period which are recorded under Topic 606.

The following table presents the effects of adopting Topic 606 on the Company’s consolidated condensed statement of operations for the three months ended March 31, 2019:

	Balances under		Balances under
	Topic 606	Adjustments	Prior GAAP
STATEMENT OF OPERATIONS
Revenues	$4,993,399	$(19,314)	$5,012,713
Cost of revenues	3,321,332	(106,841)	3,428,173
Gross profit	1,672,067	87,527	1,584,540
General and administrative expenses	3,766,068	5,956	3,760,112
Total operating expense	4,002,064	5,956	3,996,108
Loss from operations	(2,329,997)	81,571	(2,411,568)
Net loss/income	$(4,605,452)	$81,571	$(4,687,023)

Net loss per common share – basic and diluted	$(0.45)	$(0.01)	$(0.46)

The following table presents the effects of adopting Topic 606 on the Company’s consolidated condensed statement of cash flows for the three months ended March 31, 2019:

	Balances under		Balances under
	Topic 606	Adjustments	Prior GAAP
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,605,452)	$81,571	$(4,687,023)
Prepaid expense and other current assets	362,500	5,956	356,544
Warranty reserve	(121,393)	(106,841)	(14,552)
Deferred revenues	(508,192)	19,314	(527,506)
Cash used for operating activities	$564,744	$-	$564,744

WARRANTY RESERVE

For customers that do not purchase hardware maintenance services, the Company generally provides warranty coverage on projectors and accessories, batteries and computers. This warranty coverage does not exceed 24 months, and the Company establishes a liability for estimated product warranty costs, included in other short-term liabilities in the consolidated condensed statements of operations, at the time the related product revenue is recognized. The warranty obligation is affected by historical product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials, or other costs differ from the Company’s estimates, additional warranty liabilities could be required, which would reduce its gross profit.

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

NEW ACCOUNTING STANDARDS

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740). The new guidance modifies the requirements for the timing of adoption of enacted change in tax law. The effects of changes on taxes currently payable or refundable for the current year must be reflected in the computation of annual effective tax rate in the first interim period that includes the enactment date of the new legislation, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have, if any, on its financial statements.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – GOING CONCERN

These consolidated condensed financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary debt or equity financing to continue operations, and the attainment of profitable operations. As of March 31, 2020, the Company had an accumulated deficit of $33,296,054 and a working capital deficit of $7,117,972. During the three months ended March 31, 2020, the Company incurred a net loss of $1,949,623 and net cash used in operations was $890,281. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance date of these consolidated condensed financial statements. These consolidated condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is seeking to obtain funds for operations through public or private sales of equity and debt securities or from bank or other loans.

NOTE 3 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at March 31, 2020 and December 31, 2019:

	2020	2019

Accounts receivable - trade	$5,110,590	$4,522,352
Allowance for doubtful accounts	(349,514)	(358,225)
Allowance for sales returns and volume rebates	(500,731)	(499,070)

Accounts receivable - trade, net of allowances	$4,260,345	$3,665,057

NOTE 4 – INVENTORIES

Inventories consisted of the following at March 31, 2020 and December 31, 2019:

	2020	2019

Finished goods	$2,762,076	$3,239,038
Spare parts	272,125	273,080
Reserve for inventory obsolescence	(149,561)	(193,261)

Inventories, net	$2,884,640	$3,318,857

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at March 31, 2020 and December 31, 2019:

	2020	2019

Prepayments to vendors	$839,932	$1,389,044
Prepaid licenses and other	277,843	315,354
Prepaid local taxes	27,204	26,088
Prepaid insurance	34,370	35,255

Prepaid expenses and other current assets	$1,179,349	$1,765,741

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2020 and December 31, 2019:

	2020	2019

Building	$199,708	$199,708
Building improvements	9,086	9,086
Leasehold improvements	3,355	3,355
Office equipment	40,062	40,062
Other equipment	42,485	42,485

Property and equipment, at cost	294,696	294,696
Accumulated depreciation	(91,209)	(87,299)

Property and equipment, net of accumulated depreciation	$203,487	$207,397

For the three months ended March 31, 2020 and 2019, the Company recorded depreciation expense of $3,910 and $10,378, respectively.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at March 31, 2020 and December 31, 2019:

	Useful lives	2020	2019

Patents	9 years	$81,683	$81,683
Customer relationships	10 years	4,009,355	4,009,355
Technology	5 years	271,585	271,585
Domain	15 years	13,955	13,955
Trademarks	10 years	3,917,590	3,917,590

Intangible assets, at cost		8,294,168	8,294,168
Accumulated amortization		(2,950,611)	(2,735,071)

Intangible assets, net of accumulated amortization		$5,343,557	$5,559,097

Goodwill from acquisition of EOS	N/A	$78,411	78,411
Goodwill from acquisition of Qwizdom	N/A	463,147	$463,147
Goodwill from acquisition of Mimio	N/A	44,931	44,931
Goodwill from acquisition of Boxlight	N/A	4,137,060	4,137,060
		$4,723,549	$4,723,549

For the three months ended March 31, 2020 and 2019, the Company recorded amortization expense of $215,540 and $235,769, respectively.

NOTE 8 – DEBT

The following is a summary of our debt at March 31, 2020 and December 31, 2019:

	2020	2019
Debt – Third Parties
Note payable – Lind Global	$4,888,888	$4,797,221
Accounts receivable financing – Sallyport Commercial	1,861,499	1,551,500
Note payable – Eternal Asia International	189,242	-
Total debt – third parties	6,939,629	6,348,721
Less: Discount and issuance cost – Lind Global	616,775	611,355
Current portion of debt – third parties	5,264,057	4,536,227
Long-term debt – third parties	$1,058,797	$1,201,139

Debt – Related Parties
Note payable – Qwizdom (Darin & Silvia Beamish)	$381,563	$381,563
Note payable – Steve Barker	-	17,500
Note payable – Logical Choice Corporation – Delaware	54,000	54,000
Note payable – Mark Elliott	23,548	23,548
Total debt – related parties	459,111	476,611
Less: current portion of debt – related parties	405,550	368,383
Long-term debt – related parties	$53,561	$108,228

Total debt	$7,398,740	$6,213,977

Debt - Third Parties:

Lind Global Marco Fund, LP

On March 22, 2019, the Company entered into a securities purchase agreement with Lind that contemplates a $4,000,000 working capital financing for Boxlight Parent and its subsidiaries. The investment is in the form of a $4,400,000 principal amount convertible secured Boxlight Parent note, payable at an 8% interest rate, compounded monthly with a maturity date of 24 months. The note is convertible at the option of Lind into the Company’s Class A voting common stock at a fixed conversion price of $4.00 per share. The Company will have the right to force the Investor to convert up to 50% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $8.00 for 30 consecutive days; and convert up to 100% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $12.00 for 30 consecutive days. A commitment fee in the amount of $125,000 was paid to the Investor.

The Company paid the Investor $275,428 for closing fees by issuing 108,091 shares of Class A common stock. As of March 31, 2020 and December 31, 2019, the Company paid principal of $733,332 and $977,778, respectively, interest of $42,370 and $106,643, respectively, through issuance of Class A common stock to the Investor.

On December 13, 2019, the Company entered into a securities purchase agreement with Lind that contemplates a $1,250,000 working capital loan for Boxlight Parent and its subsidiaries. The investment is in the form of a $1,375,000 principal amount convertible secured Boxlight Parent note, payable at an 8% interest rate, compounded monthly with a maturity date of 24 months. The note is convertible at the option of the Investor into the Company’s Class A voting common stock at a fixed conversion price of $2.50 per share. The Company will have the right to force the Investor to convert up to 50% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $5.00 for 30 consecutive days; and convert up to 100% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $6.25 for 30 consecutive days. A commitment fee in the amount of $43,750 was paid to the Investor. The Company paid the Investor $93,022 for closing fees by issuing 69,420 shares of Class A common stock.

On February 4, 2020, the Company and the Investor entered into a securities purchase agreement pursuant to which the Company is to receive on February 6, 2020 $750,000 in exchange for the issuance to the Investor of (1) an $825,000 convertible promissory note, payable at an 8% interest rate, compounded monthly (the “2020 Note”), (2) certain shares of restricted Class A common stock valued at $60,000, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended February 4, 2020, and (3) a commitment fee of $26,250. The Note matures over 24 months, with repayment to commence August 4, 2020, after which time the Company will be obligated to make monthly payments of $45,833, plus interest. Interest shall accrue during the first six months of the note, after which time the interest payments, including accrued interest will be payable monthly in either conversion shares or in cash. A commitment fee in the amount of $26,250 was paid to the Investor. The Company paid the Investor $60,000 for closing fees by issuing 44,557 shares of Class A common stock.

As of March 31, 2020, the outstanding principal net of debt issuance cost and discount, and accrued interest to the Investor were $4,272,113 and $68,896, respectively. Principal of $3,830,091 is due within one year from March 31, 2020.

Accounts Receivable Financing – Sallyport Commercial Finance

On August 15, 2017, Boxlight Inc., and Genesis Collaboration, LLC (“Genesis”) entered into a 12-month term account sale and purchase agreement with Sallyport Commercial Finance, LLC (“Sallyport”). Pursuant to the agreement, Sallyport agreed to purchase 85% of the eligible accounts receivable of the Company with a right of recourse back to the Company if the receivables are not collectible. This agreement requires a minimum monthly sales volume of $1,250,000 with a maximum facility limit of $6,000,000. Advances against this agreement accrue interest at the rate of 4% in excess of the highest prime rate publicly announced from time to time with a floor of 4.25%. In addition, the Company is required to pay a daily audit fee of $950 per day. The Company granted Sallyport a security interest in all of Boxlight Inc. and Genesis’ assets.

As of March 31, 2020, outstanding principal and accrued interest were $1,861,499 and $0, respectively. For the three months ended March 31, 2020, the Company incurred interest expense of $132,245.

Eternal Asia International

On January 19, 2020, the Company and Eternal Asia International (“EA”) commited to a payment schedule to pay invoices and interest with EA in the amount of $756,800 and $52,976 in 12 equal weekly installments starting in January 27, 2020. As of March 31, 2020, outstanding principal and accrued interest under this agreement were $189,242 and $4,415, respectively.

Debt - Related Parties:

Long Term Note Payable- Qwizdom Shareholders

On June 22, 2018, the Company issued a note to Darin and Silvia Beamish, the previous 100% shareholders of Qwizdom, in the amount of $656,000 bearing an 8% interest rate. The note was issued as a part of the purchase price pursuant to a stock purchase agreement. The principal and accrued interest of the $656,000 note is due and payable in 12 equal quarterly payments. The first quarterly payment was due September 2018 and subsequent quarterly payments are due through June 2021. Principal and accrued interest become due and payable in full upon the completion of a public offering of Class A common stock or private placement of debt or equity securities for $10,000,000 or more. As of March 31, 2020, outstanding principal and accrued interest under this note were $381,563 and $14,945, respectively. As of December 31, 2019, outstanding principal and accrued interest under this agreement was $381,563 and $7,334, respectively. Principal in the amount of $328,002 is due within a year from March 31, 2020.

Note Payable – Steve Barker

On March 12, 2019, the Company purchased the MRI net assets for 200,000 shares of the Company’s Class A common stock and a $70,000 note payable. The note was paid in full on March 31, 2020.

Line of Credit - Logical Choice Corporation-Delaware

On May 21, 2014, the Company entered into a line of credit agreement (the “LCC Line of Credit”) with Logical Choice Corporation-Delaware (“LCC-Delaware”), the former sole member of Genesis. The LCC Line of Credit allowed the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed accrued interest at the rate of 10% per annum. Interest accrued on any advanced funds was due monthly and the outstanding principal and any accrued interest were due in full on May 21, 2015. In May 2016, the maturity date was extended to May 21, 2018. The LCC Line of Credit is currently in default. The assets of Genesis have been pledged, but subordinated to Sallyport financing, as a security interest against any advances on the line of credit. As of March 31, 2020, outstanding principal and accrued interest under this agreement was $54,000 and $28,062, respectively. As of December 31, 2019, outstanding principal and accrued interest under this agreement was $54,000 and $26,716, respectively.

Note Payable – Mark Elliott

On January 16, 2015, the Company issued a note to James Mark Elliott, the Company’s Chief Executive Officer, in the amount of $50,000. The note, as later amended, was due on December 31, 2019 and bears interest at an annual rate of 10%, compounded monthly. The note is convertible into the Company’s common stock at the lesser of (i) $6.28 per share, (ii) a discount of 20% to the stock price if the Company’s common stock is publicly traded, or (iii) if applicable, such other amount negotiated by the Company. The note holder may convert all, but not less than all, of the outstanding principal and interest due under this note. On July 3, 2018, Mr. Elliott and the Company amended the note to eliminate the conversion provision of the note. As of March 31, 2020, outstanding principal and accrued interest under this note were $23,548 and $1,180, respectively. The note is currently in default. As of December 31, 2019, outstanding principal and accrued interest under this note were $23,548 and $593, respectively.

NOTE 9 – DERIVATIVE LIABILITIES

The Company had issued warrants that contain net cash settlement provisions or do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company concluded that the warrants should be accounted for as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at March 31, 2020 and 2019:

March 31, 2020
Common stock issuable upon exercise of warrants	295,000
Market value of common stock on measurement date	$0.57
Exercise price	$0.43
Risk free interest rate (1)	0.23%
Expected life in years	1.75 years
Expected volatility (2)	142%
Expected dividend yields (3)	0%

March 31, 2019
Common stock issuable upon exercise of warrants	1,191,999
Market value of common stock on measurement date	$3.20
Exercise price	$1.20
Risk free interest rate (1)	2.21-2.4%
Expected life in years	0.76-2.76 years
Expected volatility (2)	64 – 119%
Expected dividend yields (3)	0%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The expected volatility was determined by calculating the volatility of the Company’s peers’ common stock.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities rollforward for the three months ended March 31, 2020 and 2018:

Amount
Balance, December 31, 2019	$146,604
Initial valuation of derivative liabilities upon issuance of warrants
Change in fair value of derivative liabilities	(28,663)

Balance, March 31, 2020	$117,941

Amount
Balance, December 31, 2018	$326,452
Initial valuation of derivative liabilities upon issuance of warrants	42,585
Change in fair value of derivative liabilities	2,162,495

Balance, March 31, 2019	$2,531,532

The change in fair value of derivative liabilities includes losses from exercise price modifications.

NOTE 10 – EQUITY

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

At the IPO date, 250,000 shares of the Company’s non-voting convertible Series A preferred stock were issued to Vert Capital for the acquisition of Genesis. All of the Series A preferred stock was convertible into 398,406 shares of Class A common stock. On August 5, 2019, 82,028 of these preferred shares were converted into 130,721 shares of Class A common stock.

Common Stock

The Company’s common stock consists of: 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of March 31, 2020 and December 31, 2019, the Company had 13,871,187 and 11,698,697 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at March 31, 2020 and December 31, 2019.

Issuance of common stock

During the period ended March 31, 2020, the Company issued 7,111 shares of Class A common stock in lieu of payment for services with an aggregate amount of $8,000.

During the period ended March 31, 2020, the Company issued 44,557 shares of Class A common stock in lieu of payment of the closing fees of the convertible debt with an aggregate amount of $49,013 to Lind Global.

During the period ended March 31, 2020, the Company issued 787,489 shares of Class A common stock in lieu of principal and interest payment of notes payable with an aggregate amount of $1,133,515 to Lind Global.

The Company entered into an agreement with a related party, Everest Display, Inc., to forgive $2.0 million in accounts payable owed in exchange for 1,333,333 shares of common stock valued at $566,667 resulting in the Company recording a $1,433,333 gain from settlement of liabilities.

Exercise of stock options

No options to purchase common stock were exercised during the three months ended March 31, 2020.

NOTE 11 – STOCK COMPENSATION

The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees, and consultants of the Company or a subsidiary of the Company under the plan is 2,690,438 shares. Grants made under this plan must be approved by the Company’s Board of Directors. As of March 31, 2020, the Company had 109,859 shares reserved for issuance under the plan.

On April 15, 2020, the 2014 Stock Option plan was amended, wherein the Board of Directors approved the addition of 3,700,000 shares available for grant to directors, officers and employees. The amendment is pending shareholder approval.

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

Following is a summary of the option activities during the three months ended March 31, 2020:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2019	2,384,688	$3.35	4.15
Granted	350,000	1.16
Cancelled	(154,110)	3.55
Outstanding, March 31, 2020	2,580,579	3.04	4.03
Exercisable, March 31, 2020	1,803,357	3.19	3.52

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. As of March 31, 2020, the options had an intrinsic value of approximately $0.2 million.

On January 13, 2020, the Company granted 50,000 stock options to Mark Elliott as part of the new employment agreement as the Chief Commercial Officer with an exercise price of $1.20 per share, which options vest monthly over one-year period. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $46,700 on the grant date that was calculated using the Black-Scholes option-pricing model.

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

Variables used in the Black-Scholes option-pricing model for options granted during the three months ended March 31, 2020 include: (1) discount rate of 1.59% – 1.60% (2) expected life, using simplified method, of 3 years, (3) expected volatility of 139.48%, and (4) zero expected dividends.

Warrants

Following is a summary of the warrant activities during the three months ended March 31, 2020:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2019	350,000	$2.20	2.11
Granted	-
Outstanding, March 31, 2020	350,000	2.20	1.87
Exercisable, March 31, 2020	347,500	2.16	1.86

Stock compensation expense

For the three months ended March 31, 2020 and 2019, the Company recorded the following stock compensation in general and administrative expense:

	2020	2019
Stock options	$271,200	$118,861
Warrants	-	42,585
Total stock compensation expense	$271,200	$161,446

As of March 31, 2020, there was approximately $1.1 million of unrecognized compensation expense related to unvested options, which will be amortized over the remaining vesting period. Of that total, approximately $0.6 million is estimated to be recorded as compensation expense in the remaining nine months of 2020.

NOTE 12 – OTHER RELATED PARTY TRANSACTIONS

Management Agreement

On January 31, 2018, the Company entered into a management agreement (the “Management Agreement”) with an entity owned and controlled by our Chief Executive Officer, President and Director, Michael Pope. The Management Agreement is separate and apart from Mr. Pope’s employment agreement with the Company’s Management Agreement, effective as of the first day of the same month that Mr. Pope’s employment with the Company shall terminate, and for a term of 13 months, Mr. Pope shall provide consulting services to the Company including sourcing and analyzing strategic acquisitions, assisting with financing activities, and other services. As consideration for the services provided, the Company shall pay a management fee equal to 0.375% of the consolidated net revenues of the Company, payable in monthly installments, not to exceed $250,000 in any calendar year. At his option, Mr. Pope may defer payment until the end of each year and receive payment in the form of shares of Class A common stock of the Company.

Sales and Purchases - EDI

Everest Display Inc. (“EDI”), an affiliate of the Company’s major shareholder K-Laser Technology, Inc., is a major supplier of products to the Company. For the three months ended March 31, 2020 and 2019, the Company had purchases of $81,900 and $124,569, respectively, from EDI. For the three months ended March 31, 2020 and 2019, the Company had sales of $3,900 and $10,299, respectively, to EDI. The Company entered into an agreement with EDI, to forgive $2.0 million in accounts payable owed in exchange for 1,333,333 shares of common stock valued at $566,667 resulting in the Company recording a $1,433,333 gain from settlement of liabilities.

As of March 31, 2020, and December 31, 2019, the Company had accounts payable of $3,269,396 and $5,037,569, respectively, to EDI.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases three offices under non-cancelable lease agreements. The leases provide that the Company pays only a monthly rental and is not responsible for taxes, insurance or maintenance expenses related to the property. Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to March 31, 2020 are as follows:

Year ending December 31,	Amount
2020	$311,616
2021	369,914
2022	135,239

Net Minimum Lease Payments	$816,769

For the three months ended March 31, 2020 and 2019, aggregate rent expense was $132,329 and $102,620 respectively.

NOTE 14 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company’s revenues were concentrated to one customer for the three months ended March 31, 2020 and 2019:

Customer	Total revenues from the customer to total revenues for the three months ended March 31, 2020	Accounts receivable from the customer as of March 31, 2020 (rounded to 000’s)
1	13.8%	$735,000

Customer	Total revenues from the customer to total revenues for the three months ended March 31, 2019	Accounts receivable from the customer as of March 31, 2019 (rounded to 000’s)
1	24%	$235,000

The loss of our one significant customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company’s purchases were concentrated among a few vendors for the three months ended March 31, 2020 and 2019:

Vendor	Total purchases from the vendor to total purchases for the three months ended March 31, 2020	Accounts payable (prepayment) to the vendor as of March 31, 2020 (rounded to 000’s)
1	36%	$1,218,000

Vendor	Total purchases from the vendor to total purchases for the three months ended March 31, 2019	Accounts payable (prepayment) to the vendor as of March 31, 2019 (rounded to 000’s)
1	31%	$(125,000)
2	15%	$(21,000)
3	12%	$(53,000)

The Company believes there are other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 15 – SUBSEQUENT EVENTS

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

On April 17, 2020, Stemify agreed to purchase 142,857 shares of the Company’s Class A common stock at a purchase price of $0.70 per share for a total of $100,000.

On April 15, 2020, the 2014 Stock Option plan was amended, wherein the Board of Directors approved the addition of 3,700,000 shares available for grant to directors, officers and employees. The amendment is pending shareholder approval.

On April 15, 2020, the Company granted an aggregate of 670,000 stock options in total to its employees with an exercise price of $.70 per share vesting monthly over four years. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $362,891 on the grant date.

On April 15, 2020, the Company granted 1,400,000 stock options to its executive team including the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Senior Vice President Global Sales and Marketing with an exercise price of $.70 per share vesting monthly over four years. The expiration date of these options is five years from the grant date. These options had an aggregate fair value of approximately $758,280 on the grant date.

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

Recent Acquisitions

On April 17, 2020, the Company, consummated the transactions contemplated by an asset purchase agreement, dated February 4, 2020 (the “Asset Purchase Agreement”), with MyStemKits, Inc., a Delaware corporation (“MyStemKits”), and STEM Education Holdings, Pty, an Australian corporation (“STEM”) which is the sole shareholder of MyStemKits. Pursuant to the Asset Purchase Agreement, Boxlight acquired the assets, and assumed certain liabilities, of MyStemKits in exchange for a purchase price of $600,000 (the “Purchase Price”). Pursuant to a letter agreement, dated April 17, 2020 (the “Letter Agreement”), between MyStemKits and the Company, the form of payment of the $600,000 Purchase Price was adjusted so that: (i) $100,000 is cash payable at closing, (ii) $150,000 is payable in the form of a working capital credit and inventory adjustment, and (iii) the balance is payable in the form of a $350,000 purchase note (the “Purchase Note”) payable in four equal installments of $87,500 (the “Installment Payments”) on July 31, 2020, October 31, 2020, January 31, 2021 and April 30, 2021. Further, acknowledging the ongoing COVID-19 pandemic, the Letter Agreement states that potential adjustments may be made to the Installment Payments due on July 31, 2020 and October 31, 2020 in the event the actual gross revenue of MyStemKits continues to be materially below budget.

On March 12, 2019, we acquired the assets and business of Modern Robotics, Inc., a New York corporation (“MRI”). The MRI assets were purchased for consideration including (i) $70,000 in the form of a promissory note and (ii) Two Hundred Thousand (200,000) shares of our Class A common stock. At closing, Boxlight Inc. entered into an employment agreement with Stephen Barker, MRI’s Chief Executive Officer, pursuant to which Mr. Barker will serve as Vice President of Robotics at Boxlight Inc. In addition, we granted options to Mr. Barker to purchase 20,000 shares of our Class A common stock at an exercise price of $2.50 per share.

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

We believe we can achieve significant cost-savings by merging the operations of the companies we acquire and after their acquisition leverage the opportunity to reduce costs through the following methods:

●	Staff reductions – consolidating resources, such as accounting, marketing and human resources.

●	Economies of scale – improved purchasing power with a greater ability to negotiate prices with suppliers.

●	Improved market reach and industry visibility – increase in customer base and entry into new markets.

Components of our Results of Operations and Financial Condition

Revenues

Our revenue is comprised of product, installation and professional development revenues less sales discounts.

●	Product revenue. Product revenue is derived from the sale of our interactive projectors, flat panels, peripherals and accessories, along with other third-party products, directly to our customers, as well as through our network of domestic and international distributors.

●	Installation revenue. We receive revenue from installation and that we outsource to third parties.

●	Professional development revenue. We receive revenue from providing professional development services through third parties and our network of distributors.

Cost of revenues

Our cost of revenues is comprised of the following:

●	costs to purchase components and finished goods directly;

●	third-party logistics costs;

●	inbound and outbound freight costs and duties;

●	costs associated with the repair of products under warranty;

●	write-downs of inventory carrying value to adjust for excess and obsolete inventory and periodic physical inventory counts;

●	cost of professionals to deliver professional development training related to the use of our products; and

●	cost of installation services.

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

Other income (expense), net

Other income (expense), net, consists of interest expense associated with our debt financing arrangements, changes in fair value of derivative liabilities, gain from settlements of liabilities and interest income earned on our cash. We do not utilize derivatives to hedge our foreign exchange risk, as we believe the risk to be immaterial to our results of operations.

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

Operating Results – Boxlight Corporation

For the three-month periods ended March 31, 2020 and 2019

Revenues. Total revenues for the three months ended March 31, 2020 was $5,723,049, as compared to $4,993,399 for the three months ended March 31, 2019, resulting in a 15% increase. The increase in revenues in 2020 is primarily attributable to the increase in sales volume related to US panel sales.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2020 was $4,131,989, as compared to $3,321,332 for the three months ended March 31, 2019, resulting in a 24% increase. The increase in cost of revenues were mainly the result of the increased sales volume in hardware and an increase in cost of professional development related to an increase in onsite support compared to online certifications.

Gross Profit. Gross profit for the three months ended March 31, 2020 was $1,591,060, as compared to $1,672,067 for the three months ended March 31, 2019. The decrease in gross margin from 33% to 28% was related to changes in the Company’s mix of products being sold.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2020 was $3,937,729 as compared to $3,766,068 for the three months ended March 31, 2019. This expense remained relatively flat year over year.

Research and Development Expenses. Research and development expense were $316,756 and $235,996 for the three months ended March 31, 2020 and 2019, respectively. This expense remained relatively flat year over year.

Other Income (Expense). Other income (expense) for the three months ended March 31, 2020 was $713,802, as compared to $(2,275,455) for the three months ended March 31, 2019. The Company entered into an agreement with a related party, Everest Display, Inc., to forgive $2.0 million in accounts payable owed in exchange for 1,333,333 shares of common stock valued at $566,667 resulting in the Company recording a $1,433,333 gain from settlement of liabilities and a reduction in changes in fair value of derivative liabilities of $2.2 million. The gain on settlement of liabilities and change in fair value were offset by $0.3 million loss on settlement of liabilities and a $0.2 million increase in interest expense.

Net loss. Net loss was $1,949,623 and $4,605,452 for the three months ended March 31, 2020 and 2019, respectively. The decrease in the net loss was primarily driven by the change in other income.

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding operations, we supplement our consolidated condensed financial statements which are prepared in accordance with GAAP with EBITDA and Adjusted EBITDA, both non-GAAP financial measures of earnings.

EBITDA represents net loss before income tax expense, interest income, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, plus change in fair value of derivative liabilities, stock compensation expense and non-recurring expenses. Our management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of our business model. We use these non-GAAP financial measures to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measures that are derived from them, provide supplemental information to analyze our operations between periods and over time. We find this especially useful when reviewing results of operations, which include large non-cash amortizations of intangibles assets from acquisitions. Investors should consider our non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Notably, non-cash gains or losses such as the settlement gain of $1.1 million in the current period, are not, and have not historically been, included as increases or decreases to EBITDA in arriving at Adjusted EBITDA. Management has determined Adjusted EBITDA is most useful as a measure of performance when defined and presented consistently across reporting periods.

The following table contains reconciliations of net losses to EBITDA for the periods presented.

Reconciliation of net loss for the three months ended

March 31, 2020 and 2019 to EBITDA and adjusted EBITDA

(in thousands)	March 31, 2020	March 31, 2019
Net loss	$(1,950)	$(4,605)
Depreciation and amortization	219	242
Interest expense	459	281
EBITDA	$(1,272)	$(4,082)
Stock compensation expense	271	161
Change in fair value of derivative liabilities	(29)	2,162
Adjusted EBITDA	$(1,030)	$(1,759)

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

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $612,936 and a working capital deficit of $7,117,972. For the three months ended March 31, 2020 and 2019, we had net cash used in operating activities of $890,281 and $564,744, respectively, net cash provided by investing activities of $0 and $10,261 respectively, and net cash provided by financing activities of $433,650 and $1,279,306, respectively. We had accounts receivable net of allowances of $4,260,345 and $3,665,057 as of March 31, 2020 and year ended December 31, 2019.

We financed our operations in 2020 primarily with an accounts receivable financing arrangement entered into with a lender. The lender agreed to purchase 85% of the eligible accounts receivable of the Company, up to $6 million, with the right of recourse. Our accounts receivable and our ability to borrow against accounts receivable provides an additional source of liquidity as cash payments are collected from customers in the normal course of business. Our accounts receivable balance fluctuates throughout the year based on the seasonality of the business.

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

The Company had an accumulated deficit of $33,296,054 and a net working capital deficit of approximately $7,117,972 as of March 31, 2020. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the issuance date of these consolidated condensed financial statements. These consolidated condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The 2020 Note matures over 24 months, with repayment to commence August 4, 2020, after which time the Company will be obligated to make monthly payments of $45,833.33 (the “Monthly Payments”), plus interest. Interest payments owed under the 2020 Note (the “Interest Payments”) shall accrue beginning on the one month anniversary of the issuance of the Note. Accrued interest shall become payable in either conversion shares or in cash after the first six months of the note and monthly thereafter. As with the prior purchase agreement, we may make the Monthly Payments and any Interest Payments in shares of the Company’s Class A common stock so long as such shares are either registered for resale under the Securities Act of 1933, as amended, or may be sold without restriction pursuant to Rule 144 thereunder. As such, the Monthly Payments may be subject to reduction in any month by any amounts converted into the Company’s Class A common stock.

In connection with the February 2020 transaction, we and Lind amended and restated the $4,400,000 note and the $1,375,000 note that we issued to Lind in March and December 2019, respectively, to provide that we would not make any payments under the three Lind notes in the form of Class A Common Stock if such payments could cause the Company to violate any rules of the Nasdaq Capital Market. In addition, the Company agreed to call a stockholders meeting on or before May 31, 2020 to seek stockholder approval of the current and all prior financing transactions with Lind. We anticipate that such meeting will be held in June 2020.

In addition, on February 4, 2020, we and Lind entered into a second amended and restated security agreement for purposes of amending and restating a prior security agreement, dated as of December 13, 2019. In addition, Sallyport Commercial Finance, LLC, as first lien creditor, and Lind, as second lien creditor, entered into a second amended and restated intercreditor agreement for purposes of amending and restating the intercreditor agreement between the parties, dated December 13, 2019, in order to reaffirm and confirm the relative priority of each creditor’s respective security interests in our asset.

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

Our significant accounting policies are discussed in the notes to the unaudited consolidated condensed financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

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

Notwithstanding the existence of the above referenced internal control deficiencies, management believes that the consolidated condensed financial statements in this quarterly report on Form 10-Q fairly present, in all material respects, the Company’s financial condition as of the Evaluation Date, and its results of operations and cash flows for the Evaluation Date, in conformity with GAAP.

Inherent Limitations on Effectiveness of Controls.

Because of the inherent limitations in all control systems, no control system can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of a person, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Notwithstanding these limitations, with the changes referenced above, we believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There is also a risk of reduced borrowing related to our purchase order financing facilities, as well as risk of inability to raise additional capital.

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

BOXLIGHT CORPORATION

May 15, 2020	By:	/s/ Michael Pope
Michael Pope
Chief Executive Officer

May 15, 2020	By:	/s/ TAKESHA BROWN
Takesha Brown
Chief Financial Officer (Principal Financial and Accounting Officer)

