Form 10-K/A
period 2019-12-31
Boxlight Corp
filed 2020-07-13
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Boxlight Corporation (the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2020 (the “Form 10-K”), to provide additional disclosure information, which was inadvertently omitted from the Form 10-K, to disclose that the Company had filed the Form 10-K after the March 31, 2020 deadline applicable to the Company for the filing in reliance on the 45-day extension provided by the Order of the SEC, issued on March 4, 2020 and as revised on March 25, 2020 pursuant to Section 36 of the Exchange Act, granting exemptions from specified provisions of the Exchange Act and certain rules thereunder (Release No. 34-88465) (the “Order”).

Reliance on SEC Relief from Filing Requirements

On March 20, 2020, the Company filed a Current Report on Form 8-K (the “Current Report”) to indicate its intention to rely on the Order to delay the filing of its Form 10-K. Specifically, the Company disclosed that it required additional time to finalize its Form 10-K due to circumstances related to the global pandemic of COVID-19 coronavirus disease (“COVID-19”). As stated in the Current Report, the Company’s operations and business experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and the world and thus the Company was unable to timely review and prepare the Company’s financial statements for the 2019 fiscal year.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15, to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

This Amendment consists solely of the preceding cover page, this explanatory note, a signature page and the certifications required to be filed as exhibits hereto. Except as described in the explanatory note and this disclosure, this Amendment does not amend any other information set forth in the Form 10-K, and the Company has not updated disclosures to reflect any events that occurred subsequent to May 13, 2020. Accordingly, this Amendment should be read in conjunction with the Form 10-K and with the Company’s other filings made with the SEC subsequent to the filing of the Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933 the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Lawrenceville, of the State of Georgia, on this 13th day of July, 2020.

BOXLIGHT CORPORATION

By:	/s/ Michael Pope
Michael Pope
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ TAKESHA BROWN
Takesha Brown
Chief Financial Officer
(Principal Financial Officer)