Form 10-Q
period 2020-06-30
Boxlight Corp
filed 2020-08-14
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock on August 11, 2020 was 50,120,390.

BOXLIGHT CORPORATION

2

PART I. Financial Information

Item 1. Financial Statements

Boxlight Corporation

Consolidated Condensed Balance Sheets

As of June 30, 2020 and December 31, 2019

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current asset:
Cash and cash equivalents	$6,133,053	$1,172,994
Accounts receivable – trade, net of allowances	5,356,940	3,665,057
Inventories, net of reserves	2,868,192	3,318,857
Prepaid expenses and other current assets	3,172,768	1,765,741
Total current assets	17,530,953	9,922,649

Property and equipment, net of accumulated depreciation	198,653	207,397
Intangible assets, net of accumulated amortization	5,574,666	5,559,097
Goodwill	4,723,549	4,723,549
Other assets	62,327	56,193
Total assets	$28,090,148	$20,468,885

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$3,802,221	$4,721,417
Accounts payable and accrued expenses – related parties	2,221,350	5,031,367
Warranty reserve	2,713	12,775
Current portion of debt – third parties	5,388,350	4,536,227
Current portions of debt – related parties	383,726	368,383
Earn-out payable – related party	122,372	387,118
Deferred revenues – short-term	1,577,992	1,972,565
Derivative liabilities	192,304	146,604
Other short-term liabilities	30,560	31,417
Total current liabilities	13,721,588	17,207,873

Deferred revenues – long-term	2,350,154	2,582,602
Long-term debt – third parties	1,277,980	1,201,139
Long-term debt – related parties	-	108,228
Other long-term liabilities	9,006	16,696
Total liabilities	17,358,728	21,116,538

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 shares issued and outstanding	17	17
Common stock, $0.0001 par value, 200,000,000 shares authorized; 31,857,327 and 11,698,697 Class A shares issued and outstanding, respectively	3,186	1,170
Additional paid-in capital	45,596,815	30,735,815
Subscriptions receivable	(200)	(200)
Accumulated deficit	(34,722,050)	(31,346,431)
Accumulated other comprehensive loss	(146,348)	(38,024)
Total stockholders’ equity (deficit)	10,731,420	(647,653)

Total liabilities and stockholders’ equity (deficit)	$28,090,148	$20,468,885

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Operations and Comprehensive Loss

For the six months ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
		(Note 1)		(Note 1)

Revenues, net	$7,827,718	$10,801,523	$13,550,767	$15,794,923
Cost of revenues	5,137,168	7,812,079	9,269,157	11,133,412
Gross profit	2,690,550	2,989,444	4,281,610	4,661,511

Operating expense:
General and administrative expenses	3,199,486	3,896,374	7,137,215	7,662,442
Research and development	285,210	324,582	601,966	560,578
Total operating expense	3,484,695	4,220,956	7,739,181	8,223,020

Loss from operations	(794,146)	(1,231,512)	(3,457,571)	(3,561,509)

Other income (expense):
Interest expense, net	(628,216)	(479,022)	(1,087,536)	(759,625)
Other income, net	17,655	23,670	75,605	44,879
Changes in fair value of derivative liabilities	(74,363)	263,260	(45,700)	(1,899,235)
Gain from settlements of liabilities	53,074	-	1,139,583	146,434
Total other income (expense)	(631,850)	(192,092)	81,952	(2,467,547)

Net loss	$(1,425,996)	$(1,423,604)	$(3,375,619)	$(6,029,056)

Comprehensive loss:
Net loss	(1,425,996)	(1,423,604)	$(3,375,619)	$(6,029,056)
Other comprehensive loss:
Foreign currency translation gain (loss)	(4,897)	22,962	(108,324)	(15,186)
Total comprehensive loss	$(1,430,893)	$(1,400,642)	$(3,483,943)	$(6,044,242)

Net loss per common share – basic and diluted	$(0.08)	$(0.13)	$(0.22)	$(0.58)
Weighted average number of common shares outstanding – basic and diluted	17,637,458	10,590,451	15,065,644	10,424,054

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Changes in Stockholders’ Equity

For the three and six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Total stockholders’ (deficit) equity, beginning balances	$(672,308)	$1,799,274	$(647,653)	$7,968,059

Series A preferred stock	17	25	17	25

Class A common stock and additional paid-in capital:
Beginning balances	32,765,380	28,493,844	30,736,985	27,280,949
Shares issued for:
Cash	10,693,937	-	10,693,937	-
Conversion of accounts payable	702,608	-	1,269,275	382,525
Conversion of notes payable	1,158,854	-	2,292,369	-
Acquisition	-	-	-	500,000
Other share-based payments	-	12,000	8,000	24,000
Closing fees for issuance of notes payable	30,358	-	79,371	199,509
Stock compensation expense	248,864	159,742	520,064	278,603
Ending balances	45,600,001	28,665,586	45,600,001	28,665,586

Subscription receivable
Beginning balances	(200)	(225)	(200)	(225)
Payment received from stockholder	-	25	-	25
Ending balances	(200)	(200)	(200)	(200)

Other comprehensive loss
Beginning balances	(141,451)	(144,566)	(38,024)	(106,419)
Foreign currency translation loss	(4,897)	22,961	(108,324)	(15,186)
Ending balances	(146,348)	(121,605)	(146,348)	(121,605)

Accumulated deficit
Beginning balances	(33,296,054)	(26,549,805)	(31,346,431)	(19,206,271)
Cumulative effects of adoption of new accounting standards in prior period	-	-	-	(2,738,082)
Net loss	(1,425,996)	(1,423,604)	(3,375,619)	(6,029,056)
Ending balances	(34,722,050)	(27,973,409)	(34,722,050)	(27,973,409)

Total stockholders’ equity, ending balances	$10,731,420	$570,397	$10,731,420	$570,397

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Cash Flows

For the six Months Ended June 30, 2020 and 2019

(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019 (Note 1)

Cash flows from operating activities:
Net loss	$(3,375,619)	$(6,029,056)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Amortization of debt discount	407,297	143,448
Bad debt expense	93,290	(52,134)
Gain on settlement of liabilities	(1,139,583)	(146,434)
Change in allowance for sales returns and volume rebate	(69,130)	(150,087)
Change in inventory reserve	(21,100)	91,726
Change in fair value of derivative liability	45,700	1,899,235
Change in fair value of earn-out payable	3,552	-
Shares issued for interest payment on notes payable	147,184	-
Stock compensation expense	520,064	321,188
Other share-based payments	8,000	24,000
Depreciation and amortization	439,824	467,409
Changes in operating assets and liabilities:
Accounts receivable – trade	(1,716,041)	(3,548,193)
Inventories	507,924	1,259,485
Prepaid expenses and other current assets	(1,407,027)	(168,443)
Other assets	(6,134)	-
Accounts payable and accrued expenses	(195,910)	2,848,976
Warranty reserve	(10,062)	(70,247)
Accounts payable and accrued expenses - related parties	189,982	(615,759)
Other short-term liabilities	(857)	32,061
Deferred revenues	(627,021)	(310,069)
Other liabilities	(7,690)	-
Net cash (used) in operating activities	$(6,213,357)	$(4,002,894)

Cash flows from investing activities:
Cash paid related to acquisition	(100,000)	-
Cash receipts from acquisitions	747	10,261
Net cash (used) provided by investing activities	(99,253)	10,261

Cash flows from financing activities:
Proceeds from subscription receivable	-	25
Net Proceeds from issuance of common stock	10,693,937	-
Proceeds from payment protection plan loan	1,008,575	-
Proceeds from short-term debt	5,666,844	9,675,867
Principal payments on short-term debt	(6,697,113)	(9,454,143)
Proceeds from convertible notes payable	750,000	4,000,000
Debt issuance costs	(41,250)	(170,000)
Net cash provided by financing activities	$11,380,993	$4,051,749

Effect of foreign currency exchange rates	(108,324)	(15,186)

Net increase in cash and cash equivalents	4,960,059	43,930

Cash and cash equivalents, beginning of the period	1,172,994	901,459

Cash and cash equivalents, end of the period	$6,133,053	$945,389

Supplemental cash flow disclosures:
Cash paid for interest	$887,046	$744,744

Non-cash investment and financing transactions:
Shares issued to convert accounts payable	$1,269,275	$-
Shares issued to convert notes payable – Lind Global	$2,292,369	$382,525
Shares issued for closing fees related to outstanding notes payable	$79,371	$199,509
Notes payable issued as consideration for acquisition of MyStemKit	$350,000	$-
Shares and notes payable issued as consideration for acquisition of Modern Robotics, Inc. net of cash received	$-	$559,739

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Notes to the Unaudited Consolidated Condensed Financial Statements

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Boxlight Corporation (the “Company” or “Boxlight Parent”) was incorporated in the State of Nevada on September 18, 2014 with its headquarters in Atlanta, Georgia for the purpose of becoming a technology company that sells interactive educational products. In 2016, the Company acquired Boxlight, Inc., Boxlight Latinoamerica, S.A. DE C.V. (“BLA”) and Boxlight Latinoamerica Servicios, S.A. DE C.V. (“BLS”) (together, “Boxlight Group”), Mimio LLC (“Mimio”) and Genesis Collaboration, LLC (“Genesis”). In 2018, the Company acquired Cohuborate Ltd. (“Cohuba”), Qwizdom Inc. and its subsidiary Qwizdom UK Limited (“Qwizdom Companies”) and EOSEDU, LLC (“EOS”). In 2019, the Company acquired Modern Robotics, Inc. (“MRI”). The Company currently designs, produces and distributes interactive technology solutions to the education market. In 2020, the Company acquired MyStemKits Inc., (“MyStemKits”). MyStemKits is in the business of developing, selling and distributing 3D printable science, technology, engineering and math curriculums incorporating 3D printed project kits for education, and owns the right to manufacture, market and distribute Robo 3Dbranded 3D printers and associated hardware for the global education market.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated condensed financial statements include the accounts of Boxlight Parent, Boxlight Group, Mimio, Genesis, Cohuba, Qwizdom Companies, EOS, MRI and MyStemKits. Transactions and balances among all of the companies have been eliminated.

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

The coronavirus disease (“COVID-19”) pandemic has negatively impacted, and may continue to negatively impact, the macroeconomic environment in the United States and globally, including our business, financial condition and results of operations. Due to the evolving and uncertain nature of COVID-19 and its effects on the U.S. and global economy, it is reasonably possible that it could materially impact our estimates, particularly those that require consideration of forecasted financial information, in the near to medium term. These estimates relate to certain accounts including, but not limited to, the valuation allowance related to deferred taxes, intangible assets, and other long-lived assets. The magnitude of the impact will depend on numerous evolving factors that we may not be able to accurately predict or prepare for, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions taken in response to the pandemic, changes in consumer behavior in response to the pandemic and such governmental actions, and the economic and operating conditions that we may face in the aftermath of COVID-19.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2020
Derivative liabilities - warrant instruments	$-	$-	$192,304	$192,304
Earn-out payable – related party			122,372	122,372
Note Payable – STEM Education Holdings	-	-	350,000	350,000

			$664,676	$664,676

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2019
Derivative liabilities - warrant instruments	$-	$-	$146,604	$146,604
Earn-out payable – related party	-	-	387,118	387,118

			$533,722	$533,722

The following table shows the change in the Company’s earn-out payable rollforward for the six months ended June 30, 2020:

Amount
Balance, December 31, 2019	$387,118
Amount paid	(268,298)
Change in fair value of earn-out payable	3,552

Balance, June 30, 2020	$122,372

See rollforward of Derivative liabilities - warrant instruments in Note 10.

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

Contract Balances

The timing of invoicing to customers often differs from the timing of revenue recognition and these timing differences can result in receivables, contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated condensed balance sheets. Fees for the Company’s products and most of its service contracts are fixed, except as adjusted for rebate programs when applicable, and are generally due within 30-60 days of contract execution. Fees for installation, training, and professional development services are fixed and generally become due as the services are performed. The Company has an established history of collecting under the terms of its contracts without providing refunds or concessions to its customers. The Company’s contractual payment terms do not vary when products are bundled with services that are provided over multiple years. In such contracts services are expected to be transferred on an ongoing basis for several years after the related payment, and the Company has determined that the contracts generally do not include a significant financing component. The upfront invoicing terms are designed 1) to provide customers with a predictable way to purchase products and services where the payment is due in the same timeframe as when the products, which constitute the predominant portion of the contractual value, are transferred, and 2) to ensure that the customer continues to use the related services, so that the customer will receive the optimal benefit from the products over their lives. Additionally, the Company has elected the practical expedient to exclude any financing component from consideration for contracts where, at contract inception, the period between the transfer of services and the timing of the related payment is not expected to exceed one year.

The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying consolidated condensed balance sheets in accordance with Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Contract liabilities are reflected in deferred revenue in the accompanying consolidated condensed balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company had no material contract assets as of June 30, 2020 or December 31, 2019. During the six months ended June 30, 2020 and June 30, 2019, the Company recognized $0.7 million and $0.7 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of each period, as adjusted for Topic 606, at the beginning of the period.

Variable Consideration

The Company’s otherwise fixed consideration in its customer contracts may vary when refunds or credits are provided for sales returns, stock rotation rights, or in connection with certain rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case by case basis, will grant exceptions, most often in cases of “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering or determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. In addition, rebates are provided to certain customers when specified volume purchase thresholds have been met. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method based on historical experience and are measured at each reporting date. There was no material revenue recognized in 2020 related to changes in estimated variable consideration that existed at December 31, 2019.

Remaining Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of June 30, 2020, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was approximately $3.9 million. The Company expects to recognize revenue on approximately 24% of the remaining performance obligations in 2020, 57% in 2021 and 2022, with the remainder recognized thereafter.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Product Revenues:
Hardware	$6,656,167	$9,698,634	$11,445,995	$14,013,733
Software	286,784	580,250	444,539	616,813
Service Revenues:
Professional Services	353,802	204,600	696,112	495,122
Maintenance and Subscription Services	530,964	318,039	964,121	669,255
	$7,827,718	$10,801,523	$13,550,767	$15,794,923

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

Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would have been recognized over a period that is one year or less, the Company elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense, and are included in prepaid and other assets and other assets, respectively, in the accompanying consolidated condensed balance sheets. Total deferred commissions as of June 30, 2020 and December 31, 2019 and the related amortization for 2019 were less than $0.1 million. No impairment losses were recognized for the six months ended June 30, 2020 and 2019.

The Company has not historically incurred any material fulfillment costs that meet the criteria for capitalization.

The Company’s consolidated condensed statements of operations and cash flows for the six months ended June 30, 2019 were recorded under the prior GAAP, without including the adjustments now required under Topic 606. As such, we have revised these statements to be comparable to the June 30, 2020 period which are recorded under Topic 606.

The following table presents the effects of adopting Topic 606 on the Company’s consolidated condensed statement of operations for the three and six months ended June 30, 2019:

Reconciliation of Topic 606 Adjustments for the

three months ended June 30, 2019

	Balances under		Balances under
	Topic 606	Adjustments	Prior GAAP
STATEMENT OF OPERATIONS
Revenues	$10,801,523	$(294,493)	$11,096,016
Cost of revenues	7,812,079	(35,711)	7,847,790
Gross profit	2,989,444	(258,782)	3,248,226
General and administrative expenses	3,896,374	2,220	3,894,154
Total operating expense	4,220,956	2,220	4,218,736
Loss from operations	(1,231,512)	(261,002)	(970,510)
Net loss/income	$(1,423,604)	$(261,002)	$(1,162,602)

Net loss per common share – basic and diluted	$(0.13)	$(0.02)	$(0.11)

Reconciliation of Topic 606 Adjustments for the

six months ended June 30, 2019

	Balances under		Balances under
	Topic 606	Adjustments	Prior GAAP
STATEMENT OF OPERATIONS
Revenues	$15,794,923	$(313,807)	$16,108,730
Cost of revenues	11,133,412	(142,552)	11,275,964
Gross profit	4,661,511	(171,255)	4,832,766
General and administrative expenses	7,662,442	8,176	7,654,266
Total operating expense	8,223,020	8,176	8,214,844
Loss from operations	(3,561,509)	(179,431)	(3,382,078)
Net loss/income	$(6,029,056)	$(179,431)	$(5,849,625)

Net loss per common share – basic and diluted	$(0.58)	$(0.02)	$(0.56)

The following table presents the effects of adopting Topic 606 on the Company’s consolidated condensed statement of cash flows for the six months ended June 30, 2019:

	Balances under		Balances under
	Topic 606	Adjustments	Prior GAAP
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,029,056)	$(179,431)	$(5,849,625)
Prepaid expense and other current assets	(168,443)	8,176	(176,619)
Warranty reserve	(70,247)	(142,552)	72,305
Deferred revenues	(310,069)	313,807	(623,876)
Cash used for operating activities	$4,002,894	$-	$4,002,894

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

STOCK COMPENSATION

The Company estimates the fair value of each stock compensation award at the grant date by using the Black-Scholes option pricing model. The fair value determination represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

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

NOTE 2 – LIQUIDITY

These consolidated condensed financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The long-term continuation of the Company as a going concern is dependent upon attainment of profitable operations. As of June 30, 2020, the Company had an accumulated deficit of $34,722,050 and a working capital surplus of $3,809,365. During the six months ended June 30, 2020, the Company incurred a net loss of $3,375,619 and net cash used in operations was $6,213,357. During June and July of 2020, the Company raised significant capital and is not dependent on obtaining funds for operations through public or private sales of equity and debt securities or from bank or other loans in the near term.

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

On April 17, 2020, the Company acquired the assets, and assumed certain liabilities of MyStemKits and STEM Education Holdings, Pty, an Australian corporation (“STEM”) which is the sole shareholder of MyStemKits, for consideration of $450,000, after working capital adjustments of $150,000. Consideration included $100,000 paid in cash at closing with the balance payable in the form of a $350,000 purchase note payable in four equal installments of $87,500 (the “Installment Payments”) on July 31, 2020, October 31, 2020, January 31, 2021 and April 30, 2021. Further, acknowledging the ongoing COVID-19 pandemic, the Letter Agreement states that potential adjustments may be made to the Installment Payments due on July 31, 2020 and October 31, 2020 in the event the actual gross revenue of MyStemKits is materially below budget.

Assets acquired:
Cash	$747
Inventories	36,159
Total assets acquired	36,906
Total liabilities assumed	(33,555)

Net assets acquired	3,351
Customer relationships	148,883
Trademarks	148,883
Technology	$148,883

Consideration paid:
Cash	$100,000
Note Payable	350,000

Total	$450,000

NOTE 4 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at June 30, 2020 and December 31, 2019:

	2020	2019

Accounts receivable - trade	$6,238,395	$4,522,352
Allowance for doubtful accounts	(451,515)	(358,225)
Allowance for sales returns and volume rebates	(429,940)	(499,070)

Accounts receivable - trade, net of allowances	$5,356,940	$3,665,057

NOTE 5 – INVENTORIES

Inventories consisted of the following at June 30, 2020 and December 31, 2019:

	2020	2019

Finished goods	$2,769,796	$3,239,038
Spare parts	270,557	273,080
Reserve for inventory obsolescence	(172,161)	(193,261)

Inventories, net	$2,868,192	$3,318,857

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at June 30, 2020 and December 31, 2019:

	2020	2019

Prepayments to vendors	$2,961,653	$1,389,044
Prepaid licenses and other	206,430	315,354
Prepaid local taxes	4,685	26,088
Prepaid insurance	-	35,255

Prepaid expenses and other current assets	$3,172,768	$1,765,741

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2020 and December 31, 2019:

	2020	2019

Building	$199,708	$199,708
Building improvements	9,086	9,086
Leasehold improvements	3,355	3,355
Office equipment	40,062	40,062
Other equipment	42,485	42,485

Property and equipment, at cost	294,696	294,696
Accumulated depreciation	(96,043)	(87,299)

Property and equipment, net of accumulated depreciation	$198,653	$207,397

For the six months ended June 30, 2020 and 2019, the Company recorded depreciation expense of $8,744 and $16,768, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at June 30, 2020 and December 31, 2019:

	Useful lives	2020	2019

Patents	9 years	$81,683	$81,683
Customer relationships	10 years	4,158,238	4,009,355
Technology	5 years	420,468	271,585
Domain	15 years	13,955	13,955
Trademarks	10 years	4,066,473	3,917,590

Intangible assets, at cost		8,740,817	8,294,168
Accumulated amortization		(3,166,151)	(2,735,071)

Intangible assets, net of accumulated amortization		$5,574,666	$5,559,097

Goodwill from acquisition of EOS	N/A	$78,411	$78,411
Goodwill from acquisition of Qwizdom	N/A	463,147	463,147
Goodwill from acquisition of Mimio	N/A	44,931	44,931
Goodwill from acquisition of Boxlight	N/A	4,137,060	4,137,060
		$4,723,549	$4,723,549

For the six months ended June 30, 2020 and 2019, the Company recorded amortization expense of $431,080 and $450,641, respectively.

NOTE 9 – DEBT

The following is a summary of our debt as of June 30, 2020 and December 31, 2019:

	2020	2019
Debt – Third Parties
Note payable – Lind Global	$4,079,166	$4,797,221
Accounts receivable financing – Sallyport Commercial	1,639,251	1,551,500
Paycheck Protection Program loan	1,008,575	-
Note Payable – STEM Education Holdings	350,000	-
Total debt – third parties	7,076,992	6,348,721
Less: Discount and issuance cost – Lind Global	410,662	611,355
Current portion of debt – third parties	5,388,350	4,536,227
Long-term debt – third parties	$1,277,980	$1,201,139

Debt – Related Parties
Note payable – Qwizdom (Darin & Silvia Beamish)	$381,563	$381,563
Note payable – Mark Elliott	2,163	23,548
Note payable – Steve Barker	-	17,500
Note payable – Logical Choice Corporation – Delaware	-	54,000
Total debt – related parties	383,726	476,611
Less: current portion of debt – related parties	383,726	368,383
Long-term debt – related parties	$-	$108,228

Total debt	$7,050,056	$6,213,977

Debt - Third Parties:

Lind Global Marco Fund, LP

On March 22, 2019, the Company entered into a securities purchase agreement with Lind that contemplates a $4,000,000 working capital financing. The investment is in the form of a $4,400,000 principal amount convertible secured Boxlight Parent note, payable at an 8% interest rate, compounded monthly with a maturity date of 24 months. The note is convertible at the option of Lind into the Company’s Class A voting common stock at a fixed conversion price of $4.00 per share. The Company will have the right to convert up to 50% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $8.00 for 30 consecutive days; and convert up to 100% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $12.00 for 30 consecutive days. A commitment fee in the amount of $125,000 was paid to Lind.

The Company paid Lind $275,428 for closing fees by issuing 108,091 shares of Class A common stock. As of June 30, 2020 and December 31, 2019, the Company paid principal of $1,466,666 and $977,778, respectively, interest of $91,259 and $106,643, respectively, through issuance of Class A common stock to Lind.

On December 13, 2019, the Company entered into a second securities purchase agreement with Lind that contemplates a $1,250,000 working capital financing. The investment is in the form of a $1,375,000 principal amount convertible secured Boxlight Parent note, payable at an 8% interest rate, compounded monthly with a maturity date of 24 months. The note is convertible at the option of Lind into the Company’s Class A voting common stock at a fixed conversion price of $2.50 per share. The Company will have the right to convert up to 50% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $5.00 for 30 consecutive days; and convert up to 100% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $6.25 for 30 consecutive days. A commitment fee in the amount of $43,750 was paid to Lind. The Company paid Lind $93,022 for closing fees by issuing 69,420 shares of Class A common stock. As of June 30, 2020 and December 31, 2019, the Company paid principal of $76,388 and $0, respectively, interest of $55,925 and $0, respectively, through issuance of Class A common stock to Lind.

On February 4, 2020, the Company and Lind entered into a third securities purchase agreement pursuant to which the Company is to receive on February 6, 2020 $750,000 in exchange for the issuance to Lind of (1) an $825,000 convertible promissory note, payable at an 8% interest rate, compounded monthly (the “2020 Note”), (2) certain shares of restricted Class A common stock valued at $60,000, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended February 4, 2020, and (3) a commitment fee of $26,250. The Note matures over 24 months, with repayment to commence on August 4, 2020, after which time the Company will be obligated to make monthly payments of $45,833, plus interest. Interest shall accrue during the first six months of the note, after which time the interest payments, including accrued interest will be payable monthly in either conversion shares or in cash. A commitment fee in the amount of $26,250 was paid to Lind. The Company paid Lind $60,000 for closing fees by issuing 44,557 shares of Class A common stock.

As of June 30, 2020 the outstanding principal net of debt issuance cost and discount, and accrued interest owed to Lind were $3,668,504 and $62,872, respectively. As of December 31, 2019, the outstanding principal net of debt issuance cost and discount, and accrued interest owed to Lind were $4,185,866 and $5,425, respectively. Principal of $3,417,537 is due within one year from June 30, 2020.

Accounts Receivable Financing – Sallyport Commercial Finance

On August 15, 2017, Boxlight Inc., and Genesis Collaboration, LLC (“Genesis”) entered into a 12-month term account sale and purchase agreement with Sallyport Commercial Finance, LLC (“Sallyport”). Pursuant to the agreement, Sallyport agreed to purchase 85% of the eligible accounts receivable of the Company with a right of recourse back to the Company if the receivables are not collectible. This agreement requires a minimum monthly sales volume of $1,250,000 with a maximum facility limit of $6,000,000. Advances against this agreement accrue interest at the rate of 4.00% in excess of the highest prime rate publicly announced from time to time with a floor of 4.25%. In addition, the Company is required to pay a daily audit fee of $950 per day. The Company granted Sallyport a security interest in all of the assets of Boxlight Inc. and Genesis.

As of June 30, 2020, outstanding principal and accrued interest were $1,639,251 and $0, respectively. For the six months ended June 30, 2020, the Company incurred interest expense of $411,267.

Paycheck Protection Program Loan

On May 22, 2020, the Company received loan proceeds of approximately $1,008,575 under the Paycheck Protection Program (“PPP”) established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The loans and accrued interest received under the PPP are forgivable to the extent borrowers use the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains their payroll levels during the designated eight-week period prior to which the PPP would otherwise be repayable. The amount of loan forgiveness is reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company intends to use the proceeds for purposes consistent with the PPP.

As of June 30, 2020, outstanding principal and accrued interest were $1,008,575 and $1,121, respectively.

STEM Education Holdings

On April 17, 2020, the Company issued a note to STEM Education Holdings, the sole shareholder of MyStemKits, in the amount of $350,000 bearing a 7% interest rate. The note was issued as part of the purchase price pursuant to the asset purchase agreement. The principal is payable in four equal installments of $87,500. Further, acknowledging the ongoing COVID-19 pandemic, the Letter Agreement states that potential adjustments may be made to the Installment Payments due on July 31, 2020 and October 31, 2020 in the event the actual gross revenue of MyStemKits continues to be materially below budget. As of June 30, 2020, outstanding principal and accrued interest under this note were $350,000 and $5,036, respectively.

Debt - Related Parties:

Long Term Note Payable- Qwizdom Shareholders

On June 22, 2018, the Company issued a note to Darin and Silvia Beamish, the previous 100% shareholders of Qwizdom, in the amount of $656,000 bearing an 8% interest rate. The note was issued as a part of the purchase price pursuant to a stock purchase agreement. The principal and accrued interest of the $656,000 note is due and payable in 12 equal quarterly installments. The first quarterly payment was due September 2018 and subsequent quarterly payments are due through June 2021. Principal and accrued interest become due and payable in full upon the completion of a public offering of Class A common stock or private placement of debt or equity securities for $10,000,000 or more. As of June 30, 2020, outstanding principal and accrued interest under this note were $381,563 and $22,555, respectively. As of December 31, 2019, outstanding principal and accrued interest under this agreement was $381,563 and $7,334, respectively. Principal in the amount of $381,563 is due within a year from June 30, 2020.

Note Payable – Steve Barker

On March 12, 2019, the Company purchased the net assets of MRI for 200,000 shares of the Company’s Class A common stock and a $70,000 note payable. The note was paid in full on March 31, 2020.

Line of Credit - Logical Choice Corporation-Delaware

On May 21, 2014, the Company entered into a line of credit agreement (the “LCC Line of Credit”) with Logical Choice Corporation, a-Delaware corporation (“LCC-Delaware”), the former sole member of Genesis. The LCC Line of Credit allowed the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed accrued interest at the rate of 10% per annum. The note was paid in full on June 26, 2020.

Note Payable – Mark Elliott

On January 16, 2015, the Company issued a note to James Mark Elliott, the Company’s Chief Executive Officer, in the amount of $50,000. The note, as later amended, was due on December 31, 2019 and bears interest at an annual rate of 10%, compounded monthly. The note is convertible into the Company’s common stock at the lesser of (i) $6.28 per share, (ii) a discount of 20% to the stock price if the Company’s common stock is publicly traded, or (iii) if applicable, such other amount negotiated by the Company. The note holder may convert all, but not less than all, of the outstanding principal and interest due under this note. On July 3, 2018, Mr. Elliott and the Company amended the note to eliminate the conversion provision of the note. As of June 30, 2020, outstanding principal and accrued interest under this note were $2,163 and $1,744, respectively. The note is currently in default. As of December 31, 2019, outstanding principal and accrued interest under this note were $23,548 and $593, respectively.

NOTE 10 – DERIVATIVE LIABILITIES

The Company had issued warrants that contain net cash settlement provisions or do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company concluded that the warrants should be accounted for as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at June 30, 2020 and 2019:

June 30, 2020
Common stock issuable upon exercise of warrants	295,000
Market value of common stock on measurement date	$0.92
Exercise price	$0.43
Risk free interest rate (1)	0.16%
Expected life in years	1.50 years
Expected volatility (2)	122.90%
Expected dividend yields (3)	0%

June 30, 2019
Common stock issuable upon exercise of warrants	1,189,949
Market value of common stock on measurement date	$3.07
Exercise price	$1.20 to 2.78
Risk free interest rate (1)	1.71 – 2.09%
Expected life in years	0.5-2.5 years
Expected volatility (2)	74-76%
Expected dividend yields (3)	0%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The expected volatility was determined by calculating the volatility of the Company’s common stock.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities rollforward for the six months ended June 30, 2020 and 2019:

Amount
Balance, December 31, 2019	$146,604
Change in fair value of derivative liabilities	45,700

Balance, June 30, 2020	$192,304

Amount
Balance, December 31, 2018	$326,452
Initial valuation of derivative liabilities upon issuance of warrants	42,585
Change in fair value of derivative liabilities	1,899,235

Balance, June 30, 2019	$2,268,272

The change in fair value of derivative liabilities includes losses from exercise price modifications.

NOTE 11 – EQUITY

Preferred Shares

The Company’s articles of incorporation provide that the Company is authorized to issue 50,000,000 shares of preferred stock consisting of: 1) 250,000 shares of non-voting Series A preferred stock, with a par value of $0.0001 per share; 2) 1,200,000 shares of voting Series B preferred stock, with a par value of $0.0001 per share; 3) 270,000 shares of voting Series C preferred stock, with a par value of $0.0001 per share; and 4) 48,280,000 shares of “blank check” preferred stock to be designated by the Company’s Board of Directors.

At the time of the Company’s initial public offering, 250,000 shares of the Company’s non-voting convertible Series A preferred stock were issued to Vert Capital for the acquisition of Genesis. All of the Series A preferred stock was convertible into 398,406 shares of Class A common stock. On August 5, 2019, 82,028 of these preferred shares were converted into 130,721 shares of Class A common stock.

Common Stock

The Company’s common stock consists of 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of June 30, 2020 and December 31, 2019, the Company had 31,857,327 and 11,698,697 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at June 30, 2020 and December 31, 2019.

Issuance of common stock

Public Offering

On June 11, 2020, the Company issued 13,333,333 shares of the Company’s Class A common stock at a public offering price of $0.75 per share. In addition, on June 24, 2020 the Company issued an additional 1,999,667 shares of Class A common stock to the underwriter at $0.75 per share. Gross proceeds from the issuances were $11,499,750. Net proceeds were $10,593,937 after deducting underwriting discounts and offering expenses of $905,814.

Debt Conversion

During the period ended June 30, 2020, the Company issued 2,340,056 shares of Class A common stock in lieu of $2,929,369 in principal and interest payments due in relation to notes payable to Lind Global. In addition, the Company issued 80,467 shares of Class A common stock in lieu of payment of the closing fees of the convertible debt with an aggregate amount of $79,371 to Lind Global.

Accounts Payable Conversion

During the period ended June 30, 2020, the Company entered into an agreement with a related party, Everest Display, Inc., to convert $3.0 million in accounts payable owed in exchange for 2,202,898 shares of Class A common stock with an aggregate value of $1,269,275 resulting in the Company recording a $1,730,725 gain from settlement of liabilities.

Other

On April 17, 2020, the Company issued 142,857 shares to Stemify at a purchase price of $0.70 per share for a total proceeds of $100,000.

On June 30, 2020, the Company issued 52,241 shares to Michael Pope as part of his stock compensation as the Chief Executive Officer. The shares vested during the second quarter of the year.

During the period ended June 30, 2020, the Company issued 7,111 shares of Class A common stock in lieu of payment for services with an aggregate amount of $8,000.

Exercise of stock options

No options to purchase common stock were exercised during the six months ended June 30, 2020.

NOTE 12 – STOCK COMPENSATION

The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees and consultants of the Company or a subsidiary of the Company under the Company’s 2014 Equity Inventive Plan, as amended (the “Equity Incentive Plan”), is 2,690,438 shares. Grants made under the Equity Incentive Plan must be approved by the Company’s Board of Directors. As of June 30, 2020, the Company had 747,011 shares reserved for issuance under the Equity Incentive Plan.

On April 15, 2020, the Equity Incentive Plan was amended, whereby the Board of Directors approved increasing the shares available for issuance under the Equity Incentive Plan by 3,700,000 shares; the Company is seeking shareholder approval of the aforementioned action at the Company’s upcoming annual meeting, to be held on September 4, 2020.

Stock Options

Under our stock option program, pursuant to the Equity Incentive Plan, an employee receives an award that provides the opportunity in the future to purchase the Company’s shares at the market price of our stock on the date the award is granted (strike price). The options become exercisable over a range of immediately vested to four-year vesting periods and expire five years from the grant date, unless stated differently in the option agreements, if they are not exercised. Stock options have no financial statement effect on the date they are granted but rather are reflected over time through compensation expense. We record compensation expense based on the estimated fair value of the awards which is amortized as compensation expense on a straight-line basis over the vesting period. Accordingly, total expense related to the award is reduced by the fair value of options that are forfeited by employees that leave the Company prior to vesting.

Following is a summary of the option activities during the six months ended June 30, 2020:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2019	2,384,688	$3.35	4.15
Granted	2,900,000	0.75
Cancelled	(384,761)	4.03
Outstanding, June 30, 2020	4,899,927	1.76	4.10
Exercisable, June 30, 2020	1,884,562	3.01	3.25

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. As of June 30, 2020, the options had an intrinsic value of approximately $0.8 million.

On April 15, 2020, the Company granted an aggregate of 2,550,000 stock options in total to its employees with an exercise price of $0.70 per share vesting monthly over four years. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $1,503,645 on the grant date.

On January 13, 2020, the Company granted 50,000 stock options to Mark Elliott as part of his new employment agreement as the Company’s Chief Commercial Officer with an exercise price of $1.20 per share, which options vest monthly over one-year period. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $46,700 on the grant date that was calculated using the Black-Scholes option-pricing model.

On January 2, 2020, the Company granted 100,000 stock options each, for a total of 300,000 options to purchase common stock, to its President, Chairman and Chief Executive Officer, its Chief Commercial Officer and its Chief Operating Officer; such options have an exercise price of $1.30 per share, and vest monthly over one-year period. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $268,512 on the grant date that was calculated using the Black-Scholes option-pricing model.

Variables used in the Black-Scholes option-pricing model for options granted during the six months ended June 30, 2020 include: (1) discount rate of 0.29% – 1.61%, (2) expected life, using simplified method, of 3- 4 years, (3) expected volatility of 141%, and (4) zero expected dividends.

Warrants

Following is a summary of the warrant activities during the six months ended June 30, 2020:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2019	350,000	$2.20	2.11
Granted	20,000	0.70
Cancelled	(5,000)	4.80
Outstanding, June 30, 2020	365,000	2.06	1.78
Exercisable, June 30, 2020	345,000	2.14	1.60

On April 20, 2020, the Company granted 20,000 stock options to Ryan Legudi, the managing director of Stemify, as part of his compensation with an exercise price of $0.70 per share, which options vest quarterly over four-year period. The expiration of these options is five years from the grant date. The options had an aggregated fair value of approximately $16,444 on the grant date.

Stock compensation expense

For the six months ended June 30, 2020 and 2019, the Company recorded the following stock compensation in general and administrative expense:

	2020	2019
Stock options	$498,742	$278,603
Restricted stock award	21,322	-
Warrants	-	42,585
Total stock compensation expense	$520,064	$321,188

As of June 30, 2020, there was approximately $2.3 million of unrecognized compensation expense related to unvested options, which will be amortized over the remaining vesting period. Of that total, approximately $0.6 million is estimated to be recorded as compensation expense in the remaining six months of 2020.

NOTE 13 – OTHER RELATED PARTY TRANSACTIONS

Management Agreement

On January 31, 2018, the Company entered into a management agreement (the “Management Agreement”) with an entity owned and controlled by our Chief Executive Officer, President and Director, Michael Pope. The Management Agreement is separate and apart from Mr. Pope’s employment agreement with the Company. The Management Agreement, effective as of the first day of the same month that Mr. Pope’s employment with the Company terminates, and, for a term of 13 months thereafter, Mr. Pope will provide consulting services to the Company including sourcing and analyzing strategic acquisitions, assisting with financing activities, and other services. As consideration for the services provided, the Company will pay a management fee equal to 0.375% of the consolidated net revenues of the Company, payable in monthly installments, not to exceed $250,000 in any calendar year. At his option, Mr. Pope may defer payment until the end of each year and receive payment in the form of shares of the Company’s Class A common stock.

Sales and Purchases - EDI

Everest Display Inc. (“EDI”), an affiliate of the Company’s major shareholder K-Laser Technology, Inc., is a major supplier of products to the Company. For the six months ended June 30, 2020 and 2019, the Company had purchases of $317,327 and $379,627, respectively, from EDI. For the six months ended June 30, 2020 and 2019, the Company had sales of $35,654 and $21,336, respectively, to EDI. The Company entered into an agreement with EDI, to convert $3.0 million in accounts payable owed in exchange for 2,202,898 shares of common stock valued at $1,269,275 resulting in the Company recording a $1,730,725 gain from settlement of liabilities.

As of June 30, 2020, and December 31, 2019, the Company had accounts payable of $2,066,848 and $5,037,569, respectively, to EDI.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases three offices under non-cancelable lease agreements. The leases provide that the Company pays only monthly rental fees and is not responsible for taxes, insurance or maintenance expenses related to the properties. Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to June 30, 2020 are as follows:

Year ending December 31,	Amount
2020	$202,172
2021	369,914
2022	135,239

Net Minimum Lease Payments	$707,325

For the six months ended June 30, 2020 and 2019, aggregate rent expense was $219,650 and $206,227 respectively.

NOTE 15 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company’s revenues were concentrated among two significant customers for the six months ended June 30, 2020 and 2019:

Customer	Total revenues from the customer to total revenues for the six months ended June 30, 2020	Accounts receivable from the customer as of June 30, 2020 (rounded to 000’s)
1	17%	$869
2	12%	285

Customer	Total revenues from the customer to total revenues for the six months ended June 30, 2019	Accounts receivable from the customer as of June 30, 2019 (rounded to 000’s)
1	20%	$877
2	13%	1,210

The loss of one of the above significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company’s purchases were concentrated among a few vendors for the six months ended June 30, 2020 and 2019:

Vendor	Total purchases from the vendor to total purchases for the six months ended June 30, 2020	Accounts payable (prepayment) to the vendor as of June 30, 2020 (rounded to 000’s)
1	31%	$(1,319)

Vendor	Total purchases from the vendor to total purchases for the six months ended June 30, 2019	Accounts payable (prepayment) to the vendor as of June 30, 2019 (rounded to 000’s)
1	27%	$(2,215)
2	17%	-

The Company believes there are other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 16 – SUBSEQUENT EVENTS

On July 13, 2020, the Company issued 118,781 shares of Class A common stock at $0.72 to Lind Global in lieu of principal and interest payment on notes payable with an aggregate amount of $85,046.

On July 16, 2020, the Company issued 488,888 shares of Class A common stock at $2.50 per share to Lind Global to convert a loan from Lind with an outstanding loan amount of $1,222,222.

On July 22, 2020, the Company issued 338,792 shares of Class A common stock at $0.76 per share to Lind Global in lieu of principal and interest payment of notes payable with an aggregate amount of $257,481.

On July 31, 2020, the Company issued 17,250,000 shares of Class A common stock at $2.00 per share, through a public offering. The Company received net proceeds of $32,025,000, after subtracting underwriting fees of $2,475,000.

On August 4, 2020, the Company issued 66,602 shares of Class A common stock at $1.19 per share to Lind Global in lieu of principal and interest payment of notes payable with an aggregate amount of $79,388.

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

Recent Acquisitions

On April 17, 2020, the Company acquired the assets, and assumed certain liabilities of MyStemKits and STEM Education Holdings, Pty, an Australian corporation (“STEM”) which is the sole shareholder of MyStemKits, for consideration of $450,000, after working capital adjustments of $150,000. Consideration included $100,000 paid in cash at closing with the balance payable in the form of a $350,000 purchase note payable in four equal installments of $87,500 (the “Installment Payments”) on July 31, 2020, October 31, 2020, January 31, 2021 and April 30, 2021. Further, acknowledging the ongoing COVID-19 pandemic, the Letter Agreement states that potential adjustments may be made to the Installment Payments due on July 31, 2020 and October 31, 2020 in the event the actual gross revenue of MyStemKits is materially below budget.

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

Income tax expense

We are subject to income taxes in the countries in which we do business, including the United States, United Kingdom and Mexico. The United Kingdom and Mexico have a statutory tax rate different from those in the United States. Additionally, certain of our international earnings are also taxable in the United States. Our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, absorption of foreign tax credits changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations. The Company has cumulative losses and there is no assurance of future taxable income, therefore, valuation allowances have been recorded to fully offset the deferred tax assets.

Operating Results – Boxlight Corporation

For the six-month periods ended June 30, 2020 and 2019

Revenues. Total revenues for the six months ended June 30, 2020 were $13,550,767, as compared to $15,794,923 for the six months ended June 30, 2019, resulting in a 14% decrease. The decrease in revenues in 2020 is primarily attributable to school closures as a result of the ongoing COVID-19 global pandemic.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2020 was $9,269,157, as compared to $11,133,412 for the six months ended June 30, 2019, resulting in a 17% decrease. The decrease in cost of revenues were driven by the decrease in sales.

Gross Profit. Gross profit for the six months ended June 30, 2020 was $4,281,610 as compared to $4,661,511 for the six months ended June 30, 2019. Gross margin increase from 30% to 32% was related to changes in the Company’s product mix.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2020 were $7,137,215 as compared to $7,662,442 for the six months ended June 30, 2019. The decrease was driven primarily by reductions in tradeshows of $0.3 million and contract services of $0.4 million offset by increases in commissions of $0.2 million.

Research and Development Expense. Research and development expense was $601,966 and $560,578 for the six months ended June 30, 2020 and 2019, respectively. The increase in research and development expense was driven primarily by an increase in contact services offset by a decrease in payroll.

Other Income (Expense). Other income (expense) for the six months ended June 30, 2020 was $81,952, as compared to ($2,467,547) for the six months ended June 30, 2019. The increase in other income is related to gain on settlement of EDI accounts payable by $1.7 million and decreases in the change in fair value of derivative liabilities of $1.8 million which was offset by a loss on settlement of the Lind debt of $0.6 million and an increase in interest expense of $0.3 million.

Net loss. Net loss was $3,375,619 and $6,029,056 for the six months ended June 30, 2020 and 2019, respectively. The decrease in the net loss was primarily driven by slight increase of gross profit, decrease in operating expenses and increase in other income.

For the three-month periods ended June 30, 2020 and 2019

Revenues. Total revenues for the three months ended June 30, 2020 was $7,827,718, as compared to $10,801,523 for the three months ended June 30, 2019, resulting in a 28% decrease. The decreased in revenues in 2020 is primarily attributable to the school closures as a result of the ongoing COVID-19 global pandemic.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2020 was $5,137,168, as compared to $7,812,079 for the three months ended June 30, 2019, resulting in a 34% decrease. The decrease in cost of revenues were driven by the decrease in sales.

Gross Profit. Gross profit for the three months ended June 30, 2020 was $2,690,550, as compared to $2,989,444 for the three months ended June 30, 2019. The increase in gross margin from 28% to 34% was related to changes in the Company’s product mix.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2020 was $3,199,486 as compared to $3,896,374 for the three months ended June 30, 2019. The decrease is primarily driven by reductions in tradeshows by $0.3 million and contract services of $0.3 million.

Research and Development Expenses. Research and development expense were $285,210 and $324,582 for the three months ended June 30, 2020 and 2019, respectively. The change in research and development expense is primarily driven by the decrease in both contract services and payroll.

Other Expense. Other expense for the three months ended June 30, 2020 was $631,850, as compared to $192,092 for the three months ended June 30, 2019. The increase in other expense is related to an increase in interest expense of $0.1 million and change in fair value of derivative liabilities of $0.3 million.

Net loss. Net loss was $1,425,996 and $1,423,604 for the three months ended June 30, 2020 and 2019, respectively. Net loss remained flat during the three months ended June 30, 2020.

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding operations, we supplement our consolidated condensed financial statements which are prepared in accordance with GAAP with EBITDA and Adjusted EBITDA, both non-GAAP financial measures of earnings.

EBITDA represents net loss before income tax expense, interest income, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, plus change in fair value of derivative liabilities, stock compensation expense and non-recurring expenses. Our management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of our business model. We use these non-GAAP financial measures to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measures that are derived from them, provide supplemental information to analyze our operations between periods and over time. We find this especially useful when reviewing results of operations, which include large non-cash amortizations of intangibles assets from acquisitions. Investors should consider our non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Notably, non-cash gains or losses such as the net settlement gain of $1.1 million in the current period, are not, and have not historically been, included as increases or decreases to EBITDA in arriving at Adjusted EBITDA. Management has determined Adjusted EBITDA is most useful as a measure of performance when defined and presented consistently across reporting periods.

The following table contains reconciliations of net losses to EBITDA for the periods presented.

Reconciliation of net loss for the three months ended

June 30, 2020 and 2019 to EBITDA and adjusted EBITDA

(in thousands)	June 30, 2020	June 30, 2019
Net loss	$(1,426)	$(1,424)
Depreciation and amortization	221	225
Interest expense	628	479
EBITDA	$(577)	$(720)
Stock compensation expense	249	160
Change in fair value of derivative liabilities	74	(263)
Adjusted EBITDA	$(254)	$(823)

Reconciliation of net loss for the six months ended

June 30, 2020 and 2019 to EBITDA and adjusted EBITDA

(in thousands)	June 30, 2020	June 30, 2019
Net loss	$(3,376)	$(6,029)
Depreciation and amortization	440	467
Interest expense	1,088	760
EBITDA	$(1,848)	$(4,802)
Stock compensation expense	520	321
Change in fair value of derivative liabilities	46	1,899
Adjusted EBITDA	$(1,282)	$(2,582)

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

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $6,133,053 and a working capital surplus of $3,809,365. For the six months ended June 30, 2020 and 2019, we had net cash used in operating activities of $6,213,357 and $4,002,894, respectively, net cash (used in) provided by investing activities of ($99,253) and $10,261 respectively, and net cash provided by financing activities of $11,380,993 and $4,051,749, respectively. We had accounts receivable net of allowances of $5,356,940 and $3,665,057 as of June 30, 2020 and year ended December 31, 2019.

On June 11, 2020, the Company issued 13,333,333 shares of the Company’s Class A common stock at a public offering price of $0.75 per share. In addition, on June 24, 2020 the Company issued an additional 1,999,667 shares of Class A common stock to the underwriter at $0.75 per share. Gross proceeds from the issuances were $11,499,750. Net proceeds were $10,593,937 after deducting underwriting discounts and offering expenses of $905,814.

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

The Company had an accumulated deficit of $34,722,050 and a net working capital surplus of approximately $3,809,365 as of June 30, 2020. The long-term continuation of the Company as a going concern is dependent upon attainment of profitable operations. During June and July of 2020, the Company raised significant capital and is not dependent on obtaining funds for operations through public or private sales of equity and debt securities or from bank or other loans in the near term.

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

In connection with the February 2020 transaction, we and Lind amended and restated the $4,400,000 note and the $1,375,000 note that we issued to Lind in March and December 2019, respectively, to provide that we would not make any payments under the three Lind notes in the form of Class A Common Stock if such payments could cause the Company to violate any rules of the Nasdaq Capital Market. In addition, the Company agreed to call a stockholders meeting on or before May 31, 2020 to seek stockholder approval of the current and all prior financing transactions with Lind. While we had originally intended to hold the meeting in June 2020, due to timing and organizational issues related to calling a meeting of stockholders, we have scheduled to hold our annual meeting of stockholders on September 4, 2020.

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

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the fiscal quarter ended June 30. 2020 (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses related to the following:

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

There were no changes in our internal control over financial reporting that occurred during the six-month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As a result of the ongoing COVID-19 global pandemic, there is a risk related to modification of the traditional classroom setting that may result in reduced demand for our classroom solutions, including reduced demand for our interactive displays due to extended or indefinite distance and digital learning.

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

BOXLIGHT CORPORATION

August 14, 2020	By:	/s/ Michael Pope
Michael Pope
Chief Executive Officer

August 14, 2020	By:	/s/ TAKESHA BROWN
Takesha Brown
Chief Financial Officer (Principal Financial and Accounting Officer)

