Form 10-Q
period 2020-09-30
Boxlight Corp
filed 2020-11-16
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock on November 13, 2020 was 51,165,779.

BOXLIGHT CORPORATION

TABLE OF CONTENTS

		Page No.

	PART I. Financial Information

Item 1.	Unaudited Consolidated Condensed Financial Statements	F-1

	Unaudited Consolidated Condensed Balance Sheets as of September 30, 2020 and December 31, 2019	F-1

	Unaudited Consolidated Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019	F-2

	Unaudited Consolidated Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019	F-3

	Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	F-4

	Notes to Unaudited Consolidated Condensed Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	9

Item 4.	Controls and Procedures	9

	PART II. Other Information

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Mine Safety Disclosures	10

Item 5.	Other Information	10

Item 6.	Exhibits	11

	Signatures	12

2

PART I. Financial Information

Item 1. Financial Statements

Boxlight Corporation

Consolidated Condensed Balance Sheets

As of September 30, 2020 and December 31, 2019

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current asset:
Cash and cash equivalents	$9,609,667	$1,172,994
Accounts receivable – trade, net of allowances	21,095,910	3,665,057
Inventories, net of reserves	21,571,932	3,318,857
Prepaid expenses and other current assets	4,051,356	1,765,741
Total current assets	56,328,865	9,922,649

Property and equipment, net of accumulated depreciation	383,415	207,397
Intangible assets, net of accumulated amortization	54,012,656	5,559,097
Goodwill	13,429,385	4,723,549
Other assets	70,634	56,193
Total assets	$124,224,955	$20,468,885

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$11,282,365	$4,721,417
Accounts payable and accrued expenses – related parties	2,050,848	5,031,367
Warranty reserve	17,223	12,775
Current portion of debt – third parties	11,373,472	4,536,227
Current portions of debt – related parties	-	368,383
Earn-out payable – related party	119,132	387,118
Deferred revenues – short-term	4,917,088	1,972,565
Derivative liabilities	385,944	146,604
Other short-term liabilities	1,126,813	31,417
Total current liabilities	31,272,885	17,207,873

Deferred revenues – long-term	8,801,969	2,582,602
Long-term debt – third parties	10,950,403	1,201,139
Long-term debt – related parties	-	108,228
Other long-term liabilities	5,623	16,696
Total liabilities	51,030,880	21,116,538

Commitments and contingencies (Note 14)

Mezzanine equity:
Series B preferred stock, $0.0001 par value, 1,586,620 shares designated, 1,586,620 and -0- shares issued and outstanding, respectively	18,181,178	-

Series C preferred stock, $0.0001 par value, 1,320,850 shares designated, 1,320,850 and -0- shares issued and outstanding, respectively	10,690,267	-
Total mezzanine equity	28,871,445	-

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 50,000,000 shares authorized:

Series A preferred stock, $0.0001 par value, 250,000 shares designated, 167,972 and 167,972 shares issued and outstanding, respectively	17	17

Common stock, $0.0001 par value, 200,000,000 shares authorized; 50,871,711 and 11,698,697 Class A shares issued and outstanding, respectively	5,087	1,170

Additional paid-in capital	82,860,910	30,735,815
Subscriptions receivable	(200)	(200)
Accumulated deficit	(38,932,954)	(31,346,431)
Accumulated other comprehensive income (loss)	389,770	(38,024)
Total stockholders’ equity (deficit)	44,322,630	(647,653)

Total liabilities, mezzanine and stockholders’ equity (deficit)	$124,224,955	$20,468,885

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Operations and Comprehensive Loss

For the three and nine months ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
		(Note 1)		(Note 1)

Revenues, net	$9,476,956	$11,304,731	$23,027,723	$27,099,654
Cost of revenues	7,452,453	8,070,930	16,721,610	19,204,342
Gross profit	2,024,503	3,233,801	6,306,113	7,895,312

Operating expense:
General and administrative expenses	3,306,845	4,230,372	10,444,060	11,892,814
Research and development	471,129	351,104	1,073,095	911,682
Total operating expense	3,777,974	4,581,476	11,517,155	12,804,496

Loss from operations	(1,753,471)	(1,347,675)	(5,211,042)	(4,909,184)

Other income (expense):
Interest expense, net	(530,830)	(517,391)	(1,618,366)	(1,277,016)
Other (expense) income, net	(14,673)	21,077	60,932	65,956
Changes in fair value of derivative liabilities	(193,640)	1,372,177	(239,340)	(527,058)
Gain (loss) from settlements of liabilities	(1,718,290)	-	(578,707)	146,434
Total other income (expense)	(2,457,433)	875,863	(2,375,481)	(1,591,684)

Net loss	$(4,210,904)	$(471,812)	$(7,586,523)	$(6,500,868)

Comprehensive loss:
Net loss	$(4,210,904)	$(471,812)	$(7,586,523)	$(6,500,868)
Other comprehensive loss:
Foreign currency translation gain (loss)	536,118	(11,563)	427,794	(26,749)
Total comprehensive loss	$(3,674,786)	$(483,375)	$(7,158,729)	$(6,527,617)

Net loss per common share – basic and diluted	$(0.10)	$(0.04)	$(0.31)	$(0.62)
Weighted average number of common shares outstanding – basic and diluted	44,214,758	10,746,186	24,852,937	10,533,090

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the three and nine months ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Total stockholders’ equity (deficit), beginning balances	$10,731,420	$570,397	$(647,653)	$7,968,059

Series A preferred stock
Beginning balances	17	25	17	25
Shares issued for:
Acquisition	-	(8)	-	(8)
Ending balances	17	17	17	17

Class A common stock and additional paid-in capital:
Beginning balances	45,600,001	28,665,586	30,736,985	27,280,949
Shares issued for:
Cash	32,025,000	-	42,718,937	-
Conversion of accounts payable	-	-	1,269,275	-
Conversion of notes payable	4,033,869	-	6,326,238	382,525
Acquisition	-	-	-	500,000
Other share-based payments	-	12,001	8,000	36,001
Closing fees for issuance of notes payable	437,663	-	517,034	199,509
Preferred stock conversion	-	8	-	8
Series C preferred stock – beneficial conversion feature	423,638	-	423,638	-
Executive compensation	-	294,998	-	294,998
Stock compensation expense	345,826	279,330	865,890	557,933
Ending balances	82,865,997	29,251,923	82,865,997	29,251,923

Subscription receivable
Beginning balances	(200)	(200)	(200)	(225)
Payment received from stockholder	-	-	-	25
Ending balances	(200)	(200)	(200)	(200)
Other comprehensive loss
Beginning balances	(146,348)	(121,605)	(38,024)	(106,419)
Foreign currency translation loss	536,118	(11,563)	427,794	(26,749)
Ending balances	389,770	(133,168)	389,770	(133,168)

Accumulated deficit
Beginning balances	(34,722,050)	(27,973,409)	(31,346,431)	(19,206,271)
Cumulative effects of adoption of new accounting standards in prior period	-	-	-	(2,738,082)
Net loss	(4,210,904)	(471,812)	(7,586,523)	(6,500,868)
Ending balances	(38,932,954)	(28,445,221)	(38,932,954)	(28,445,221)

Total stockholders’ equity, ending balances	$44,322,630	$673,349	$44,322,630	$673,349

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Cash Flows

For the nine months ended September 30, 2020 and 2019

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019 (Note 1)

Cash flows from operating activities:
Net loss	$(7,586,523)	$(6,500,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	767,708	210,735
Bad debt expense	167,998	(78,786)
Loss (gain) on settlement of liabilities	578,707	(146,434)
Change in allowance for sales returns and volume rebate	(91,199)	(84,164)
Change in inventory reserve	35,494	(81,995)
Change in fair value of derivative liability	239,340	527,058
Change in fair value of earn-out payable	312	-
Shares issued for interest payment on notes payable	246,739	-
Stock compensation expense	865,890	895,516
Other share-based payments	8,000	36,001
Depreciation and amortization	758,179	689,043
Changes in operating assets and liabilities:
Accounts receivable – trade	(1,442,382)	(4,611,130)
Inventories	(995,802)	1,264,336
Prepaid expenses and other current assets	224,010	(302,683)
Other assets	(14,441)	(4)
Accounts payable and accrued expenses	(1,323,506)	2,817,739
Warranty reserve	4,448	(36,086)
Accounts payable and accrued expenses - related parties	19,480	(899,052)
Other short-term liabilities	802,498	72,768
Deferred revenues	(271,559)	(52,551)
Other liabilities	(11,073)	-
Net cash used in operating activities	$(7,017,682)	$(6,280,556)

Cash flows from investing activities:
Cash paid related to acquisitions	(51,003,200)	-
Cash receipts from acquisitions	6,050,230	10,261
Cash paid for patents	(100,000)	-
Cash paid for furniture and fixtures	-	(3,611)
Net cash (used) provided by investing activities	(45,052,970)	6,650

Cash flows from financing activities:
Proceeds from subscription receivable	-	25
Net proceeds from issuance of common stock	42,718,937	-
Proceeds from Payment Protection Plan loan	1,008,575	-
Proceeds from short-term debt	5,666,841	22,024,710
Principal payments on short-term debt	(8,953,154)	(19,626,724)
Proceeds from convertible notes payable	20,750,000	4,000,000
Debt issuance costs	(461,250)	(170,000)
Other	-	(22,570)
Net cash provided by financing activities	$60,729,949	$6,205,441

Effect of foreign currency exchange rates	(222,624)	(26,749)

Net increase in cash and cash equivalents	8,436,673	(95,214)

Cash and cash equivalents, beginning of the period	1,172,994	901,459

Cash and cash equivalents, end of the period	$9,609,667	$806,245

Supplemental cash flow disclosures:
Cash paid for interest	$1,363,847	$1,160,808

Non-cash investing and financing transactions:
Shares issued to convert accounts payable	$1,269,275	$-
Shares issued to convert notes payable – Lind Global	$6,326,238	$382,525
Shares issued for closing fees related to outstanding notes payable	$517,034	$199,509
Shares issued to convert preferred stock	$-	$13
Notes payable issued as consideration for acquisition of MyStemKit	$350,000	$-
Preferred shares issued as consideration for acquisition of Sahara	$29,295,084	$-
Shares and notes payable issued as consideration for acquisition of Modern Robotics, Inc. net of cash received	$-	$559,739

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Notes to the Unaudited Consolidated Condensed Financial Statements

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Boxlight Corporation (the “Company” or “Boxlight Parent”) is a leading provider of interactive technology solutions under its award-winning brands Clevertouch®, and Mimio®. The Company aims to improve engagement and communication products and solution for use in diverse business and education environments. Boxlight develops, sells, and services its integrated solution suite including interactive displays, collaboration software, supporting accessories and professional services.

The Company is headquartered in Atlanta, Georgia and was incorporated in the State of Nevada on September 18, 2014. In 2016, the Company acquired Boxlight, Inc., Boxlight Latinoamerica, S.A. DE C.V. and Boxlight Latinoamerica Servicios, S.A. DE C.V. (together, “Boxlight Group”), Mimio LLC (“Mimio”) and Genesis Collaboration, LLC (“Genesis”). In 2018, the Company acquired Cohuborate Ltd. (“Cohuba”), Qwizdom Inc. and its subsidiary Qwizdom UK Limited (the “Qwizdom Companies”), and EOSEDU, LLC (“EOS”). In 2019, the Company acquired Modern Robotics, Inc. (“MRI”). In 2020, the Company acquired MyStemKits Inc. (“MyStemKits”) and Sahara Presentation Systems PLC (“Sahara”). MyStemKits is in the business of developing, selling and distributing 3D printable science, technology, engineering and math curriculums incorporating 3D printed project kits for education, and owns the right to manufacture, market and distribute Robo 3D branded 3D printers and associated hardware for the global education market. Sahara is a leader in distributed AV products and a global manufacturer of multi-award winning touchscreens and digital signage products. See Note 3 for further discussion regarding acquisitions.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated condensed financial statements include the accounts of Boxlight Parent, Boxlight Group, Mimio, Genesis, Cohuba, Qwizdom Companies, EOS, MRI, MyStemKits, and Sahara. Transactions and balances among all of the companies have been eliminated.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable, earn-out payable, debt, and redeemable preferred stock. Due to the short-term nature of cash, accounts receivables and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. Debt approximates fair value due to either the short-term nature or recent execution of the debt agreement. The amount of consideration received is deemed to be the fair value of long-term debt net of any debt discount and issuance cost.

Derivative liabilities, the earn–out payable, and certain related party debt are recorded at fair value at each period end. The Company’s redeemable preferred stock was issued in conjunction with a business combination and was recorded at fair value at issuance (less the intrinsic value of a beneficial conversion feature embedded in the Series C preferred shares). The redeemable preferred stock is not measured at fair value on a recurring basis. See further discussion in Note 3 and Note 11.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2020
Derivative liabilities - warrant instruments	$-	$-	$385,944	$385,944
Earn-out payable – related party	-	-	119,132	119,132
Note payable – STEM Education Holdings	-	-	350,000	350,000

			$855,076	$855,076

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2019
Derivative liabilities - warrant instruments	$-	$-	$146,604	$146,604
Earn-out payable – related party	-	-	387,118	387,118

			$533,722	$533,722

The following table shows the change in the Company’s earn-out payable rollforward for the nine months ended September 30, 2020:

Amount
Balance, December 31, 2019	$387,118
Amount paid	(268,298)
Change in fair value of earn-out payable	312

Balance, September 30, 2020	$119,132

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

Nature of Products and Services and Related Contractual Provisions

The Company’s sales of interactive devices, including panels, projectors, and other interactive devices generally include hardware maintenance services, a license to software, and the provision of related software maintenance. In most cases, interactive devices are sold with hardware maintenance services with terms ranging from 36–60 months. Software maintenance includes technical support, product updates on a when and if available basis, and error correction services. At times, non-interactive projectors are also sold with hardware maintenance services with terms ranging from 36-60 months. The Company also licenses software independently of its interactive devices, in which case it is bundled with software maintenance, and in some cases, subscription services that include access to on-line content, access to replacement parts, and cloud-based applications. The Company’s software subscription services provide access to content and software applications on an as needed basis over the Internet, but do not provide the right to take delivery of the software applications.

The Company’s products sales, including those with software and related services, generally include a single payment up front for the products and services, and revenue is recorded net of estimated sales returns and rebates based on the Company’s expectations and historical experience. For most of the Company’s product sales, control transfers, and therefore, revenue is recognized when products are shipped at the point of origin. When the Company transfers control of its products to the customer prior to the related shipping and handling activities, the Company has adopted a policy of accounting for shipping and handling activities as a fulfillment cost rather than a performance obligation. For many of the Company’s software product sales, control is transferred when shipped at the point of origin since the software is installed on the interactive hardware device in advance of shipping. For other software product sales, control is transferred when the customer receives the related interactive hardware since the customer’s connection to the interactive hardware activates the software license at which time the software is made available to the customer. For the Company’s software maintenance, hardware maintenance, and subscription services, revenue is recognized ratably over time as the services are provided since time is the best output measure of how those services are transferred to the customer.

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

The Company excludes from revenue all taxes assessed by a governmental agency that are both imposed on and concurrent with the specific revenue-producing transaction from revenue (for example, sales and use taxes). The Company is reporting these amounts collected on behalf of the applicable government agency on a net basis as though they are acting as an agent. The taxes collected and not yet remitted to the governmental agency are included in accounts payable and accrued expenses in the accompanying consolidated condensed balance sheets.

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

The Company has applied the portfolio approach to its allocation of the transaction price for certain portfolios of contracts that are executed in the same period, contain the same performance obligations and are priced in a consistent manner. The Company believes that the application of the portfolio approach produces the same result as if they were applied at the contract level.

Contract Balances

The timing of invoicing to customers often differs from the timing of revenue recognition and these timing differences can result in receivables, contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated condensed balance sheets. Fees for the Company’s products and most of its service contracts are fixed, except as adjusted for rebate programs when applicable, and are generally due within 30-60 days of contract execution. Fees for installation, training, and professional development services are fixed and generally become due as the services are performed. The Company has an established history of collecting under the terms of its contracts without providing refunds or concessions to its customers. The Company’s contractual payment terms do not vary when products are bundled with services that are provided over multiple years. In such contracts, services are expected to be transferred on an ongoing basis for several years after the related payment, and the Company has determined that the contracts generally do not include a significant financing component. The upfront invoicing terms are designed 1) to provide customers with a predictable way to purchase products and services where the payment is due in the same timeframe as when the products, which constitute the predominant portion of the contractual value, are transferred, and 2) to ensure that the customer continues to use the related services, so that the customer will receive the optimal benefit from the products over their lives. Additionally, the Company has elected the practical expedient to exclude any financing component from consideration for contracts where, at contract inception, the period between the transfer of services and the timing of the related payment is not expected to exceed one year.

The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying consolidated condensed balance sheets in accordance with Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Contract liabilities are reflected in deferred revenue in the accompanying consolidated condensed balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company had no material contract assets as of September 30, 2020 or December 31, 2019. During the nine months ended September 30, 2020 and September 30, 2019, the Company recognized $0.9 million and $0.8 million, respectively, of revenue that was included in the deferred revenue balance at January 1, 2019, as adjusted for Topic 606, at the beginning of the period.

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

Remaining Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of September 30, 2020, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was approximately $11.6 million. The Company expects to recognize revenue on approximately 20% of the remaining performance obligations in 2020, 55% in 2021 and 2022, with the remainder recognized thereafter.

In accordance with Topic 606, the Company has elected not to disclose the value of remaining performance obligations for contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed (for example, for time-and-materials professional services contracts). In addition, the Company has elected not to disclose the value of remaining performance obligations for contracts with performance obligations that are expected, at contract inception, to be satisfied over a period that does not exceed one year.

Disaggregated Revenue

The Company disaggregates revenue based upon the nature of its products and services and the timing and manner in which it is transferred to the customer. Although all product revenue is transferred to the customer at a point in time, hardware revenue is generally transferred at the point of shipment, while some software is transferred to the customer at the time the hardware is received by the customer or when software product keys are delivered electronically to the customer. All service revenue is transferred over time to the customer; however, professional services are generally transferred to the customer within a year from the contract date as measured based upon hours or time incurred while software maintenance, hardware maintenance, and subscription services are generally transferred over 3-5 years from the contract execution date as measured based upon the passage of time.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Product Revenues:
Hardware	$8,248,763	$9,410,977	$19,694,758	$23,424,710
Software	410,813	1,066,846	855,352	1,683,659
Service Revenues:
Professional Services	329,491	382,380	1,025,603	877,502
Maintenance and Subscription Services	487,889	444,528	1,452,010	1,113,783
	$9,476,956	$11,304,731	$23,027,723	$27,099,654

Contract Costs

The Company capitalizes incremental costs to obtain a contract with a customer if the Company expects to recover those costs. The incremental costs to obtain a contract are those that the Company incurs to obtain a contract with a customer that it would not have otherwise incurred if the contract were not obtained (e.g. a sales commission). The Company capitalizes the costs incurred to fulfill a contract only if those costs meet all of the following criteria:

●	the costs relate directly to a contract or to an anticipated contract that the Company can specifically identify,

●	the costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future, and

●	the costs are expected to be recovered.

Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For those sales commissions that are incremental costs to obtain where the period of amortization would have been recognized over a period that is one year or less, the Company elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense, and are included in prepaid and other assets and other assets, respectively, in the accompanying consolidated condensed balance sheets. Total deferred commissions as of September 30, 2020 and December 31, 2019 and the related amortization for 2019 were less than $0.1 million. No impairment losses were recognized for the nine months ended September 30, 2020 and 2019.

The Company has not historically incurred any material fulfillment costs that meet the criteria for capitalization.

The Company’s consolidated condensed statements of operations and cash flows for the nine months ended September 30, 2019 were recorded under the prior GAAP, without including the adjustments now required under Topic 606. As such, we have revised these statements to be comparable to the September 30, 2020 period which are recorded under Topic 606.

The following table presents the effects of adopting Topic 606 on the Company’s consolidated condensed statement of operations for the three and nine months ended September 30, 2019:

Reconciliation of Topic 606 Adjustments for the

three months ended September 30, 2019

	Balances under		Balances under
	Topic 606	Adjustments	Prior GAAP
STATEMENT OF OPERATIONS
Revenues	$11,304,731	$(297,991)	$11,602,722
Cost of revenues	8,070,930	(92,881)	8,163,811
Gross profit	3,233,801	(205,110)	3,438,911
General and administrative expenses	4,230,372	(27,794)	4,258,166
Total operating expense	4,581,476	(27,794)	4,609,270
Loss from operations	(1,347,675)	(177,316)	(1,170,359)
Net loss	$(471,812)	$(177,316)	$(294,496)

Net loss per common share – basic and diluted	$(0.04)	$(0.02)	$(0.03)

Reconciliation of Topic 606 Adjustments for the

nine months ended September 30, 2019

	Balances under		Balances under
	Topic 606	Adjustments	Prior GAAP
STATEMENT OF OPERATIONS
Revenues	$27,099,654	$(611,798)	$27,711,452
Cost of revenues	19,204,342	(235,433)	19,439,775
Gross profit	7,895,312	(376,365)	8,271,677
General and administrative expenses	11,892,814	(19,617)	11,912,432
Total operating expense	12,804,496	(19,617)	12,824,114
Loss from operations	(4,909,184)	(356,747)	(4,552,437)
Net loss	$(6,500,868)	$(356,747)	$(6,144,121)

Net loss per common share – basic and diluted	$(0.62)	$(0.03)	$(0.58)

The following table presents the effects of adopting Topic 606 on the Company’s consolidated condensed statement of cash flows for the nine months ended September 30, 2019:

	Balances under		Balances under
	Topic 606	Adjustments	Prior GAAP
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,500,868)	$(356,747)	$(6,144,121)
Prepaid expense and other current assets	(302,683)	(19,617)	(283,066)
Warranty reserve	(36,086)	(235,433)	199,347
Deferred revenues	(52,551)	611,798	(664,349)
Net cash used in operating activities	$(6,280,556)	$-	$(6,280,556)

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

STOCK COMPENSATION

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model. The fair value of each restricted stock unit award is equal to the market value of the underlying shares at the grant date. The fair value determination represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. Since the Company is an Emerging Growth Company, the ASU is effective for annual reporting periods beginning after December 15, 2021, and interim periods within annual reporting periods beginning after December 15, 2022. Earlier application is permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses” (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss methodology with the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade accounts receivable. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842. This new guidance changes the impairment model for most financial assets and certain other instruments. Since the Company is an Emerging Growth Company, the ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. The Company is currently evaluating the impact that this standard will have, if any, on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740). The new guidance modifies the requirements for the timing of adoption of enacted change in tax law. The effects of changes on taxes currently payable or refundable for the current year must be reflected in the computation of annual effective tax rate. Since the Company is an Emerging Growth Company, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have, if any, on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The new guidance simplifies the accounting for certain convertible instruments and for contracts in an entity’s own equity. Key provisions include the elimination of the “cash conversion” guidance and the “beneficial conversion feature” guidance in ASC 470-20 as well as a simplification of the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification by removing certain conditions in ASC 815-40-25. Since the Company is an Emerging Growth Company, the ASU is effective for annual reporting periods beginning after December 15, 2023. Earlier application is permitted for fiscal periods beginning after December 15, 2020. The Company is currently evaluating the impact that this standard will have on its financial statements.

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – LIQUIDITY

These consolidated condensed financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company had an accumulated deficit of $38,932,954 and a working capital surplus of $25,055,980 as of September 30, 2020. The long-term continuation of the Company as a going concern is dependent upon attainment of profitable operations. During June, July and September of 2020, the Company raised significant capital which was primarily used for the acquisition of Sahara and to meet working capital requirements. The Company has the ability to raise additional funds through public or private sales of equity and debt securities or leveraging its asset based lending agreement.

NOTE 3 – ACQUISITIONS

The acquisitions described below were accounted for as business combinations which requires, among other things, that assets acquired, and liabilities assumed be recognized at their estimated fair values as of the acquisition date on the balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired would be recorded as goodwill.

Sahara Presentation Systems PLC

On September 24, 2020, the Company acquired 100% of the outstanding shares of Sahara Holdings Limited, a private limited company operating under the laws of the UK and all of its subsidiaries, including Sahara Presentation Systems PLC (collectively, “Sahara”). Sahara is a distributor of audio and video software and equipment including the Clevertouch branded product line of interactive touch screens. This strategic acquisition expands the Company’s geographic footprint, industry verticals served, and enhances the Company’s technology and product offerings.

As consideration for the purchase of Sahara, the Company transferred $74.2 million to the Sellers, including $44.9 million in cash (net of $6.0 million in cash acquired) and $29.3 million in convertible preferred stock. The Company issued 1,586,620 shares of Series B convertible redeemable preferred stock (the “Series B Preferred Stock”) and 1,320,850 shares of Series C convertible redeemable preferred stock (the “Series C Preferred Stock”). No contingent consideration was issued.

The estimated preliminary fair value of the preferred shares issued was approximately $18.2 million and $11.1 million for the Series B Preferred Stock and Series C Preferred Stock, respectively. See further discussion of the features of the preferred shares in Note 11.

The transaction was accounted for using the acquisition method, and as a result, assets acquired and liabilities assumed are recorded at their estimated fair values in addition to any consideration transferred to the Sellers at the acquisition date. Determining the fair value of assets acquired and liabilities assumed and the Series B Preferred Stock and Series C Preferred Stock requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies.  The Company engaged the assistance of an independent third-party valuation specialist to determine certain fair value measurements related to acquired assets, the Series B Preferred Stock, and the Series C Preferred Stock. Any excess consideration over the fair values of the assets acquired and liabilities assumed is recognized as goodwill.

The fair value of the deferred revenue at the date of acquisition was determined based on the estimated direct and incremental costs to fulfill the performance obligations associated with the deferred revenue, plus a reasonable profit margin. Accordingly, the carrying amount of deferred revenue at the acquisition date was reduced to its estimated fair value based on the assumptions above which will result in a reduction in revenue that otherwise would have been recognized in periods subsequent to the acquisition date.

The fair value or net realizable value of inventories at the date of acquisition was determined using a “top-down” approach based upon the estimated sales value, less a reasonable profit margin and less the estimated costs to dispose of the inventory, including selling costs and other disposal costs such as freight. Accordingly, the carrying amount of inventories at the acquisition date was increased to its estimated fair value based on these assumptions which will result in an increase in cost of revenues in periods subsequent to the acquisition date.

The Company has not yet finalized its evaluation and determination of the fair value of certain assets acquired and liabilities assumed, and has recorded provisional amounts based on initial measurements using currently available information. The Company has not received a final valuation report from the independent valuation expert for acquired intangible assets, as well as the valuation of the preferred shares consideration. In addition, the Company is still gathering information about certain items including income taxes and deferred income tax assets and liabilities, based on facts that existed as of the date of acquisition. The provisional amounts are subject to change and could result in changes to goodwill, which could be significant. The Company will finalize the amounts recognized no later than one year from the acquisition date.

The following table summarizes the preliminary estimated fair values of the net assets acquired and liabilities assumed, and the preliminary estimate of the fair value of consideration paid:

Assets acquired:
Cash	$6,049,483
Accounts receivable	16,065,269
Inventories	17,256,608
Prepaid expenses and other current assets	2,276,562
Property and equipment	183,182
Total assets acquired	41,831,104
Accounts payable and accrued expenses	(8,622,760)
Deferred revenue	(9,435,449)
Other liabilities	(292,898)
Total liabilities assumed	(18,351,107)

Net tangible assets acquired	23,479,997

Identifiable intangible assets:
Customer relationships	39,624,196
Trademarks	5,320,403
Technology	3,366,483
Total intangible assets subject to amortization	48,311,082

Goodwill	8,407,205

Total net assets acquired	$80,198,284

Consideration paid:
Cash	$50,903,200
Preferred shares issued	29,295,084

Total consideration paid	$80,198,284

The following table presents the useful lives over which the acquired intangible assets will be amortized on a straight-line basis, which approximates the pattern by which the related economic benefits of the assets are consumed:

Estimated Weighted Average Life (years)
Customer relationships	10
Trademarks	10
Technology	3

Goodwill is primarily attributable to synergies expected from the acquisition and the assembled workforce. The Company incurred a total of $0.2 million in merger related costs for the acquisition and expensed all such costs incurred during the period in which the service was received. Merger related costs are included in general and administrative expenses in the Consolidated Condensed Statement of Operations and Comprehensive Loss. The results of operations of Sahara since the acquisition are included in the Consolidated Condensed Statement of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020. Revenue and net loss attributable to Sahara in the period from the acquisition date of September 24, 2020 through September 30, 2020 were approximately $1.1 million and $0.3 million, respectively.

The Company is also required to present a pro forma balance sheet assuming the transaction was consummated on the date of the latest balance sheet included in the filing and a pro forma statement of operations assuming the transaction was consummated at the beginning of the fiscal year presented and carried forward through any interim period presented. However, due to the limited time since the date of acquisition, it is impracticable for the Company to gather the necessary information for this disclosure. The Company intends to disclose the pro forma information on a future Form 8-K filing with the SEC.

The Company is currently assessing its aggregation of operating segments for the newly combined entity on a go-forward basis.

MyStemKits and STEM Education Holdings, Pty

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

The following table summarizes the fair values of the net assets acquired and the fair value of consideration paid:

Assets acquired:
Cash	$747
Inventories	36,159
Total assets acquired	36,906
Total liabilities assumed	(28,611)

Net assets acquired	8,295

Identifiable intangible assets:
Customer relationships	159,000
Trademarks	67,000
Technology	13,000
Total identifiable intangible assets subject to amortization	239,000

Goodwill	202,705

Consideration paid:
Cash	$100,000
Note payable	350,000

Total consideration paid	$450,000

NOTE 4 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at September 30, 2020 and December 31, 2019:

	2020	2019

Accounts receivable - trade	$22,212,402	$4,522,352
Allowance for doubtful accounts	(526,223)	(358,225)
Allowance for sales returns and volume rebates	(590,269)	(499,070)

Accounts receivable - trade, net of allowances	$21,095,910	$3,665,057

NOTE 5 – INVENTORIES

Inventories consisted of the following at September 30, 2020 and December 31, 2019:

	2020	2019

Finished goods	$21,528,915	$3,239,038
Spare parts	271,772	273,080
Reserve for inventory obsolescence	(228,755)	(193,261)

Inventories, net	$21,571,932	$3,318,857

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at September 30, 2020 and December 31, 2019:

	2020	2019

Prepayments to vendors	$2,619,526	$1,389,044
Prepaid licenses and other	1,313,201	332,642
Unbilled revenue	118,629	8,800
Prepaid insurance	-	35,255

Prepaid expenses and other current assets	$4,051,356	$1,765,741

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2020 and December 31, 2019:

	2020	2019

Building	$199,708	$199,708
Building improvements	9,086	9,086
Leasehold improvements	3,355	3,355
Office equipment	191,548	40,062
Other equipment	77,964	42,485

Property and equipment, at cost	481,661	294,696
Accumulated depreciation	(98,246)	(87,299)

Property and equipment, net of accumulated depreciation	$383,415	$207,397

For the nine months ended September 30, 2020 and 2019, the Company recorded depreciation expense of $10,947 and $20,500, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at September 30, 2020 and December 31, 2019:

	Weighted Average Useful lives	2020	2019

Patents	6 years	$181,683	$81,683
Customer relationships	10 years	44,244,659	4,009,355
Technology	3.2 years	3,689,479	271,585
Domain	15 years	13,955	13,955
Trademarks	10 years	9,365,698	3,917,590

Intangible assets, at cost		57,495,474	8,294,168
Accumulated amortization		(3,482,818)	(2,735,071)

Intangible assets, net of accumulated amortization		$54,012,656	$5,559,097

Goodwill from acquisition of Sahara	N/A	$8,503,131	$-
Goodwill from acquisition of STEM	N/A	202,705	-
Goodwill from acquisition of EOS	N/A	78,411	78,411
Goodwill from acquisition of Qwizdom	N/A	463,147	463,147
Goodwill from acquisition of Mimio	N/A	44,931	44,931
Goodwill from acquisition of Boxlight	N/A	4,137,060	4,137,060
		$13,429,385	$4,723,549

For the nine months ended September 30, 2020 and 2019, the Company recorded amortization expense of $747,232 and $668,543, respectively.

NOTE 9 – DEBT

The following is a summary of our debt as of September 30, 2020 and December 31, 2019:

	2020	2019
Debt – Third Parties
Note payable – Lind Global	$23,955,555	$4,797,221
Accounts receivable financing – Sallyport Commercial	-	1,551,500
Paycheck Protection Program loan	1,008,575	-
Note Payable – STEM Education Holdings	350,000	-
Total debt – third parties	25,314,130	6,348,721
Less: Discount and issuance cost – Lind Global	2,990,255	611,355
Current portion of debt – third parties	11,373,472	4,536,227
Long-term debt – third parties	$10,950,403	$1,201,139

Debt – Related Parties
Note payable – Qwizdom (Darin & Silvia Beamish)	$-	$381,563
Note payable – Mark Elliott	-	23,548
Note payable – Steve Barker	-	17,500
Note payable – Logical Choice Corporation – Delaware	-	54,000
Total debt – related parties	-	476,611
Less: current portion of debt – related parties	-	368,383
Long-term debt – related parties	$-	$108,228

Total debt	$22,323,875	$6,213,977

Debt - Third Parties:

Lind Global Marco Fund, LP

On March 22, 2019, the Company entered into a securities purchase agreement with Lind that contemplates a $4,000,000 working capital financing. The investment is in the form of a $4,400,000 principal amount convertible secured Boxlight Parent note, payable at an 8% interest rate, compounded monthly with a maturity date of 24 months. The note is convertible at the option of Lind into the Company’s Class A voting common stock at a fixed conversion price of $4.00 per share. The Company has the right to convert up to 50% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $8.00 for 30 consecutive days; and convert up to 100% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $12.00 for 30 consecutive days. A commitment fee in the amount of $125,000 was paid to Lind. The Company paid Lind $275,428 for closing fees by issuing 108,091 shares of Class A common stock. As of September 30, 2020 and December 31, 2019, the Company had paid principal of $2,200,000 and $977,778, respectively, interest of $143,407 and $106,643, respectively, through issuance of Class A common stock to Lind.

On December 13, 2019, the Company entered into a second securities purchase agreement with Lind that contemplates a $1,250,000 working capital financing. The investment is in the form of a $1,375,000 principal amount convertible secured Boxlight Parent note, payable at an 8% interest rate, compounded monthly with a maturity date of 24 months. The note is convertible at the option of Lind into the Company’s Class A common stock at a fixed conversion price of $2.50 per share. The Company has the right to convert up to 50% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $5.00 for 30 consecutive days; and convert up to 100% of the outstanding amount of the note if the volume weighted average closing price of our Class A common stock trades above $6.25 for 30 consecutive days. A commitment fee in the amount of $43,750 was paid to Lind. The Company paid Lind $93,022 for closing fees by issuing 69,420 shares of Class A common stock. As of September 30, 2020 and December 31, 2019, the Company paid principal of $152,778 and $0, respectively, and interest of $64,582 and $0, respectively, through issuance of Class A common stock to Lind.

On February 4, 2020, the Company and Lind entered into a third securities purchase agreement pursuant to which the Company is to receive on February 6, 2020 $750,000 in exchange for the issuance to Lind of (1) an $825,000 convertible promissory note, payable at an 8% interest rate, compounded monthly, (2) certain shares of restricted Class A common stock valued at $60,000, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended February 4, 2020, and (3) a commitment fee of $26,250. The Note matures over 24 months, with repayment to commence on August 4, 2020, after which time the Company will be obligated to make monthly payments of $45,833, plus interest. Interest shall accrue during the first six months of the note, after which time the interest payments, including accrued interest will be payable monthly in either conversion shares or in cash. A commitment fee in the amount of $26,250 was paid to Lind, along with legal fees in the amount of $15,000. The Company paid Lind $60,000 for closing fees by issuing 44,557 shares of Class A common stock. As of September 30, 2020, the Company paid principal of $91,667 and interest of $38,749 through issuance of Class A common stock to Lind.

On September 21, 2020, the Company and Lind entered into a fourth securities purchase agreement pursuant to which the Company received on September 22, 2020 $20,000,000 in exchange for the issuance to Lind of (1) a $22,000,000 convertible promissory note, payable at an 4% interest rate, compounded monthly, (2) 310,399 shares of restricted Class A common stock valued at $500,000, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended September 21, 2020, and (3) a commitment fee of $400,000. The Note matures over 24 months, with repayment to commence on November 22, 2020, after which time the Company will be obligated to make monthly payments of $1,000,000, plus interest. Interest will accrue during the first two months of the note, after which time the interest payments, including accrued interest will be payable monthly in either conversion shares or in cash. A commitment fee in the amount of $400,000 was paid to Lind, along with legal fees in the amount of $20,000. The Company paid Lind $500,000 for closing fees by issuing 310,399 shares of Class A common stock.

As of September 30, 2020, the outstanding principal net of debt issuance costs and discounts, and accrued interest owed to Lind were $20,965,300 and $33,059, respectively. As of December 31, 2019, the outstanding principal net of debt issuance cost and discount, and accrued interest owed to Lind were $4,185,866 and $5,425, respectively. Principal of $13,453,408 is due within one year from September 30, 2020.

Accounts Receivable Financing – Sallyport Commercial Finance

On August 15, 2017, Boxlight Inc., and Genesis Collaboration, LLC (“Genesis”) entered into a 12-month term account sale and purchase agreement with Sallyport Commercial Finance, LLC (“Sallyport”). Pursuant to the agreement, Sallyport agreed to purchase 85% of the eligible accounts receivable of the Company with a right of recourse back to the Company if the receivables are not collectible. This agreement requires a minimum monthly sales volume of $1,250,000 with a maximum facility limit of $6,000,000. Advances against this agreement accrue interest at the rate of 4.00% in excess of the highest prime rate publicly announced from time to time with a floor of 4.25%. In addition, the Company is required to pay a daily audit fee of $950 per day. The Company granted Sallyport a security interest in all of the assets of Boxlight Inc. and Genesis. This agreement was terminated and replaced with an asset-based lending agreement effective September 30, 2020.

On September 30, 2020, Boxlight Inc., and EOS EDU LLC. entered into a 12-month term asset-based lending agreement with Sallyport Commercial Finance, LLC (“Sallyport”). Pursuant to the agreement, Sallyport agreed to purchase 90% of the eligible accounts receivable of the Company with a right of recourse back to the Company if the receivables are not collectible. This agreement requires a minimum monthly sales volume of $1,250,000 with a maximum facility limit of $6,000,000. Advances against this agreement accrue interest at the rate of 3.50% in excess of the highest prime rate publicly announced from time to time with a floor of 3.25%. In addition, the Company is required to pay a daily audit fee of $950 per day. The Company granted Sallyport a security interest in all of the assets of Boxlight Inc. and Genesis.

As of September 30, 2020, outstanding principal and accrued interest were $0 and $0, respectively. For the nine months ended September 30, 2020, the Company incurred interest expense of $499,671.

Paycheck Protection Program Loan

On May 22, 2020, the Company received loan proceeds of $1,008,575 under the Paycheck Protection Program (“PPP”) established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The loans and accrued interest received under the PPP are forgivable to the extent borrowers use the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains their payroll levels during the designated eight-week period prior to which the PPP would otherwise be repayable. The amount of loan forgiveness is reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months. The Company is using the proceeds for purposes consistent with the PPP.

As of September 30, 2020, outstanding principal and accrued interest were $1,008,575 and $3,698, respectively.

STEM Education Holdings

On April 17, 2020, the Company issued a note to STEM Education Holdings, the sole shareholder of MyStemKits, in the amount of $350,000 bearing a 7% interest rate. The note was issued as part of the purchase price pursuant to the asset purchase agreement (“MyStemKits Asset Purchase Agreement”). The principal owed under the MyStemKits Asset Purchase Agreement is payable in four equal installments of $87,500 (the “Installment Payments”). Further, acknowledging the ongoing COVID-19 pandemic, on April 17, 2020, the Company and the sellers entered into a letter agreement which stated that potential adjustments may be made to the Installment Payments due on July 31, 2020 and October 31, 2020 in the event the actual gross revenue of MyStemKits continues to be materially below budget. The Company failed to make the July 31, 2020 payment and is presently in negotiations with the note holder for purposes of determining a suitable adjustment as a result of the COVID-19-related sales decline. As of September 30, 2020, outstanding principal and accrued interest due under this note were $350,000 and $11,297, respectively.

Debt - Related Parties:

Long Term Note Payable- Qwizdom Shareholders

On June 22, 2018, the Company issued a note to Darin and Silvia Beamish, the previous 100% shareholders of Qwizdom, in the amount of $656,000 bearing an 8% interest rate. The note was issued as a part of the purchase price pursuant to a stock purchase agreement. The principal and accrued interest of the $656,000 note is due and payable in 12 equal quarterly installments. The first quarterly payment was due September 2018 and subsequent quarterly payments are due through June 2021. Principal and accrued interest become due and payable in full upon the completion of a public offering of Class A common stock or private placement of debt or equity securities for $10,000,000 or more. As of December 31, 2019, outstanding principal and accrued interest under this agreement was $381,563 and $7,334, respectively. The note was paid in full on August 14, 2020 as a result of a public offering completed in June 2020.

Note Payable – Steve Barker

On March 12, 2019, the Company purchased the net assets of MRI for 200,000 shares of the Company’s Class A common stock and a $70,000 note payable. As of December 31, 2019, outstanding principal and accrued interest under this note were $17,500 and $206, respectively. The note was paid in full on March 31, 2020.

Line of Credit - Logical Choice Corporation-Delaware

On May 21, 2014, the Company entered into a line of credit agreement (the “LCC Line of Credit”) with Logical Choice Corporation, a-Delaware corporation (“LCC-Delaware”), the former sole member of Genesis. The LCC Line of Credit allowed the Company to borrow up to $500,000 for working capital and business expansion. The funds when borrowed accrued interest at the rate of 10% per annum. As of December 31, 2019, outstanding principal and accrued interest under this note were $54,000 and $26,716, respectively. The note was paid in full on June 26, 2020.

Note Payable – Mark Elliott

On January 16, 2015, the Company issued a note to James Mark Elliott, the Company’s Chief Executive Officer, in the amount of $50,000. The note, as later amended, was due on December 31, 2019 and bears interest at an annual rate of 10%, compounded monthly. The note is convertible into the Company’s common stock at the lesser of (i) $6.28 per share, (ii) a discount of 20% to the stock price if the Company’s common stock is publicly traded, or (iii) if applicable, such other amount negotiated by the Company. The note holder may convert all, but not less than all, of the outstanding principal and interest due under this note. On July 3, 2018, Mr. Elliott and the Company amended the note to eliminate the conversion provision of the note. As of December 31, 2019, outstanding principal and accrued interest under this note were $23,548 and $593, respectively. The note was paid in full on July 17, 2020.

NOTE 10 – DERIVATIVE LIABILITIES

The Company issued warrants that contain net cash settlement provisions or do not have fixed settlement provisions because their conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. The Company concluded that the warrants should be accounted for as derivative liabilities. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at September 30, 2020 and 2019:

September 30, 2020
Common stock issuable upon exercise of warrants	295,000
Market value of common stock on measurement date	$1.61
Exercise price	$0.43
Risk free interest rate (1)	0.12%
Expected life in years	1.25 years
Expected volatility (2)	143.56%
Expected dividend yields (4)	0%

September 30, 2019
Common stock issuable upon exercise of warrants	1,189,949
Market value of common stock on measurement date	$1.84
Exercise price	$1.20 to 2.23
Risk free interest rate (1)	1.63 – 1.88%
Expected life in years	0.25-2.25 years
Expected volatility (3)	73.69%-87.03%
Expected dividend yields (4)	0%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The expected volatility was determined by calculating the volatility of the Company’s common stock.
(3)	The expected volatility was determined by calculating the volatility of the Company’s peer common stock.
(4)	The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities rollforward for the nine months ended September 30, 2020 and 2019:

Amount
Balance, December 31, 2019	$146,604
Change in fair value of derivative liabilities	239,340

Balance, September 30, 2020	$385,944

Amount
Balance, December 31, 2018	$326,452
Initial valuation of derivative liabilities upon issuance of warrants	42,585
Change in fair value of derivative liabilities	527,058

Balance, September 30, 2019	$896,095

The change in fair value of derivative liabilities includes losses from exercise price modifications.

NOTE 11 – EQUITY

Preferred Shares

The Company’s articles of incorporation, as amended on September 18, 2020, provide that the Company is authorized to issue 50,000,000 shares of preferred stock consisting of: 1) 250,000 shares of non-voting Series A preferred stock, with a par value of $0.0001 per share; 2) 1,586,620 shares of voting Series B preferred stock, with a par value of $0.0001 per share; 3) 1,320,850 shares of voting Series C preferred stock, with a par value of $0.0001 per share; and 4) 46,842,530 shares of “blank check” preferred stock to be designated by the Company’s Board of Directors.

Issuance of preferred shares

Series B Preferred Stock and Series C Preferred Stock

As stated in Note 3, on September 25, 2020, in connection with the acquisition of Sahara, the Company issued 1,586,620 shares of Series B Preferred Stock and 1,320,850 shares of Series C Preferred Stock. The Series B Preferred Stock has a stated and liquidation value of $10.00 per share and pays a dividend out of the earnings and profits of the Company at the rate of 8% per annum, payable quarterly. The Series B Preferred Stock is convertible into the Company’s Class A common stock at a conversion price of $1.66 which was the closing price of BOXL’s Class A common stock on the Nasdaq stock market on September 25, 2020 (the “Conversion Price”) either (i) at the option of the holder at any time after January 1, 2024 or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price). The Series C Preferred Stock has a stated and liquidation value of $10.00 per share and is convertible into the Company’s Class A common stock at the Conversion Price either (i) at the option of the holder at any time after January 1, 2026 or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price).

To the extent not previously converted into the Company’s Class A common stock, the outstanding shares of Series B Preferred Stock shall be redeemable at the option of the Holders at any time or from time to time commencing on January 1, 2024, upon thirty (30) days prior written notice to the Holders, for a redemption price, payable in cash, equal to sum of (a) Ten ($10.00) multiplied by the number of shares of Series B Preferred Stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. The Series C Preferred Stock is also subject to redemption on the same terms commencing January 1, 2026.

The Series B Preferred Stock has been recorded at its estimated fair value on the date of issuance of approximately $18.2 million, which includes the conversion and redemption features as they have not been bifurcated from the host instruments.

The Company determined that the Series C Preferred Stock included a beneficial conversion feature with an intrinsic value of approximately $0.4 million. The beneficial conversion feature has been separately recorded as a component of Additional Paid-in Capital at its intrinsic value. The Series C Preferred Stock has been recorded at its estimated fair value on the date of issuance (less the intrinsic value of the beneficial conversion feature described above) of approximately $10.7 million, which includes the redemption features as they have not been bifurcated from the host instrument.

As the redemption features in the Series B Preferred Stock and Series C Preferred Stock are not solely with the control of the Company, the Company has classified the Series B Preferred Stock and Series C Preferred Stock in temporary equity on the Company’s consolidated balance sheet.

Series A Preferred Stock

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

Common Stock

The Company’s common stock consists of 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of September 30, 2020 and December 31, 2019, the Company had 50,871,711 and 11,698,697 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at September 30, 2020 and December 31, 2019.

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

On July 31, 2020, the Company issued 17,250,000 shares of the Company’s Class A common stock at a public offering price of $2.00 per share. Gross proceeds from the issuances were $34,500,000, including the underwriting overallotment. Net proceeds were $32,025,000 after deducting underwriting discounts and offering expenses of $2,475,000.

Debt Conversion

During the quarter ended March 31, 2020, the Company issued 787,489 shares of Class A common stock in lieu of $1,133,515 in principal and interest payments due in relation to notes payable to Lind Global. In addition, the Company issued 44,557 shares of Class A common stock in lieu of payment of the closing fees of the convertible debt with an aggregate amount of $49,013 to Lind Global.

During the quarter ended June 30, 2020, the Company issued 1,552,567 shares of Class A common stock in lieu of $1,158,854 in principal and interest payments due in relation to notes payable to Lind Global. In addition, the Company issued 35,910 shares of Class A common stock in lieu of payment of the closing fees of the convertible debt with an aggregate amount of $30,358 to Lind Global.

During the quarter ended September 30, 2020, the Company issued 1,407,364 shares of Class A common stock in lieu of $4,033,869 in principal and interest payments due in relation to notes payable to Lind Global. In addition, the Company issued 310,399 shares of Class A common stock in lieu of payment of the closing fees of the convertible debt with an aggregate amount of $437,663 to Lind Global.

Accounts Payable Conversion

During the quarter ended March 31, 2020, the Company entered into an agreement with a related party, Everest Display, Inc., to convert $2.0 million in accounts payable owed in exchange for 1,333,333 shares of Class A common stock with an aggregate value of $566,667 resulting in the Company recording a $1,433,333 gain from settlement of liabilities.

During the quarter ended June 30, 2020, the Company entered into an agreement with a related party, Everest Display, Inc., to convert $1.0 million in accounts payable owed in exchange for 869,565 shares of Class A common stock with an aggregate value of $702,608 resulting in the Company recording a $297,392 gain from settlement of liabilities.

Other

During the quarter ended March 31, 2020, the Company issued 7,111 shares of Class A common stock in lieu of payment for services with an aggregate amount of $8,000.

On April 17, 2020, the Company issued 142,857 shares to Stemify at a purchase price of $0.70 per share for total proceeds of $100,000.

On June 30, 2020, the Company issued 52,241 shares to Michael Pope as part of his stock compensation as the Chief Executive Officer. The shares vested during the second quarter of the year. On September 30, 2020, the Company issued an additional 46,621 shares to Mr. Pope as part of his stock compensation. The shares vested during the third quarter of the year.

Exercise of stock options

No options to purchase common stock were exercised during the nine months ended September 30, 2020.

NOTE 12 – STOCK COMPENSATION

The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees and consultants of the Company or a subsidiary of the Company under the Company’s 2014 Equity Inventive Plan, as amended (the “Equity Incentive Plan”), was 2,690,438 shares. Grants made under the Equity Incentive Plan must be approved by the Company’s Board of Directors. On April 15, 2020, the Equity Incentive Plan was amended, whereby the Board of Directors approved increasing the shares available for issuance under the Equity Incentive Plan by 3,700,000 shares. The Company obtained shareholder approval of the aforementioned action at the Company’s annual meeting, which was held on September 4, 2020. The number of underlying shares available, as amended, was 6,390,438. As of September 30, 2020, the Company had issued all of the shares reserved for issuance under the Equity Incentive Plan and, as such, there no longer shares available for issuance under the Equity Incentive Plan.

Stock Options

Under our stock option program, pursuant to the Equity Incentive Plan, an employee may receive an award that provides the opportunity in the future to purchase the Company’s shares at the market price of our stock on the date the award is granted (strike price). The options become exercisable over a range of immediately vested to four-year vesting periods and expire five years from the grant date, unless stated differently in the option agreements, if they are not exercised. Stock options have no financial statement effect on the date they are granted but rather are reflected over time through compensation expense. We record compensation expense based on the estimated fair value of the awards which is amortized as compensation expense on a straight-line basis over the vesting period. Accordingly, total expense related to the award is reduced by the fair value of options that are forfeited by employees that leave the Company prior to vesting.

Following is a summary of the option activities during the nine months ended September 30, 2020:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2019	2,384,688	$3.35	4.15
Granted	2,936,000	0.76
Cancelled	(463,802)	3.60
Outstanding, September 30, 2020	4,856,886	1.76	4.03
Exercisable, September 30, 2020	2,177,455	2.62	6.09

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. As of September 30, 2020, the options had an intrinsic value of approximately $3.0 million.

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

On April 20, 2020, the Company granted an aggregate of 20,000 stock options in total to a new employee with an exercise price of $0.67 per share vesting quarterly over four years. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $11,264 on the grant date.

On September 17, 2020, the Company granted an aggregate of 16,000 stock options in total to an employee with an exercise price of $1.46 per share vesting annually over four years. The expiration date of these options is ten years from the grant date. These options had an aggregated fair value of approximately $20,135 on the grant date.

Variables used in the Black-Scholes option-pricing model for options granted during the nine months ended September 30, 2020 include: (1) discount rate of 0.29% – 1.61%, (2) expected life, using simplified method, of 3- 4 years, (3) expected volatility of 136-148%, and (4) zero expected dividends.

Restricted Stock Units

Under our stock option program, pursuant to the Equity Incentive Plan, the Company grants restricted stock units (“RSUs”) to certain employees and non-employee directors. Upon granting the RSUs, the Company records a fixed compensation expense equal to the fair market value of the underlying shares of RSUs granted on a straight-line basis over the requisite services period for the RSUs. Compensation expense related to the RSUs is reduced by the fair value of units that are forfeited by employees that leave the Company prior to vesting. The restricted stock units vest over a range of immediately vested to four-year vesting periods in accordance with the terms of the applicable RSU grant agreement.

Following is a summary of the RSU activities during the nine months ended September 30, 2020:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2019	-	$-
Granted	3,055,063	1.56
Vested	(126,036)	0.52
Outstanding, September 30, 2020	2,929,027	1.60

On March 20, 2020, the Company granted an aggregate of 186,484 RSUs to Michael Pope. These RSUs vest over one year, and had an aggregated fair value of approximately $76,458 on the grant date.

On June 30, 2020, the Company granted an aggregate of 108,696 RSUs to new board members. These RSUs vest over one year, and had an aggregated fair value of approximately $100,000 on the grant date.

On September 18, 2020, the Company granted an aggregate of 34,483 RSUs to a new employee. These RSUs vest over four years, and had an aggregated fair value of approximately $50,000 on the grant date.

On September 25, 2020, the Company granted an aggregate of 2,725,400 RSUs to its new employees retained in relation to the Sahara acquisition. These RSUs vest over four years, and had an aggregated fair value of approximately $4,524,164 on the grant date.

Warrants

Following is a summary of the warrant activities during the nine months ended September 30, 2020:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2019	350,000	$2.20	2.11
Granted	20,000	0.70
Cancelled	(5,000)	4.76
Outstanding, September 30, 2020	365,000	1.44	1.52
Exercisable, September 30, 2020	346,250	1.48	1.36

On April 20, 2020, the Company granted 20,000 warrants to Ryan Legudi, the managing director of Stemify, as part of his compensation with an exercise price of $0.70 per share, which warrants vest quarterly over four-year period. The expiration of these options is five years from the grant date. The warrants had an aggregated fair market value of approximately $16,444 on the grant date.

Stock compensation expense

For the nine months ended September 30, 2020 and 2019, the Company recorded the following stock compensation in general and administrative expense:

	2020	2019
Stock options	$779,615	$557,933
Restricted stock units	85,017	-
Common stock	-	294,998
Warrants	1,258	42,585
Total stock compensation expense	$865,890	$895,516

As of September 30, 2020, there was approximately $6.6 million of unrecognized compensation expense related to unvested options, restricted stock units, and warrants, which will be amortized over the remaining vesting period. Of that total, approximately $0.6 million is estimated to be recorded as compensation expense in the remaining three months of 2020.

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

Sales and Purchases - EDI

Everest Display Inc. (“EDI”), an affiliate of the Company’s major shareholder K-Laser Technology, Inc., is a major supplier of products to the Company. For the nine months ended September 30, 2020 and 2019, the Company had purchases of $339,267 and $855,947, respectively, from EDI. For the nine months ended September 30, 2020 and 2019, the Company had sales of $35,654 and $37,360, respectively, to EDI. The Company entered into agreements with EDI during the first and second quarters of 2020, to convert a total of $3.0 million in accounts payable owed in exchange for 2,202,898 shares of common stock valued at $1,269,275 resulting in the Company recording a $1,730,725 gain from settlement of liabilities.

As of September 30, 2020, and December 31, 2019, the Company had accounts payable of $2,066,848 and $5,037,569, respectively, to EDI.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases four offices under non-cancelable lease agreements. The leases provide that the Company pays monthly rental fees related to the properties. Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to September 30, 2020 are as follows:

Year ending December 31,	Amount
2020	$315,723
2021	1,336,380
2022	1,307,964
2023	1,213,976
2024	352,537
2025	317,637

Net Minimum Lease Payments	$4,844,217

For the nine months ended September 30, 2020 and 2019, aggregate rent expense was $350,836 and $312,910 respectively.

NOTE 15 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company’s revenues were concentrated among three significant customers for the nine months ended September 30, 2020 and 2019:

Customer	Total revenues from the customer to total revenues for the nine months ended September 30, 2020	Accounts receivable from the customer as of September 30, 2020 (rounded to 000’s)
1	16%	$3,378
2	12%	244
3	12%	$114

Customer	Total revenues from the customer to total revenues for the nine months ended September 30, 2019	Accounts receivable from the customer as of September 30, 2019 (rounded to 000’s)
1	-%	$-
2	13%	643
3	13%	638

The loss of one of the above significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company’s purchases were concentrated among two vendors for the nine months ended September 30, 2020 and 2019:

Vendor	Total purchases from the vendor to total purchases for the nine months ended September 30, 2020	Accounts payable (prepayment) to the vendor as of September 30, 2020 (rounded to 000’s)
1	21%	$(406)
2	18%	(70)

Vendor	Total purchases from the vendor to total purchases for the nine months ended September 30, 2019	Accounts payable (prepayment) to the vendor as of September 30, 2019 (rounded to 000’s)
1	0%	$-
2	34%	$(1,789)

The Company believes there are other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 16 – SUBSEQUENT EVENTS

On October 1, 2020, the Company granted an aggregate of 20,000 RSUs to a new employee. These RSUs vest over four years, and had an aggregated fair value of approximately $37,000 on the grant date.

On October 5, 2020, the Company issued 39,597 shares of Class A common stock in lieu of principal and interest payment of notes payable with an aggregate amount of $50,722.

On October 19, 2020, the Company granted an aggregate of 18,634 RSUs to a new employee. These RSUs vest over four years, and had an aggregated fair value of approximately $30,000 on the grant date.

On October 22, 2020, the Company issued 180,812 shares of Class A common stock in lieu of principal and interest payment of notes payable with an aggregate amount of $252,593.

On November 5, 2020, the Company issued 42,015 shares of Class A common stock in lieu of principal and interest payment of notes payable with an aggregate amount of $50,417.

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

Overview

We are a leading provider of interactive technology solutions under our award-winning brands ClevertouchTM, Mimio® and SedaoTM. We aim to improve engagement and communication in diverse business and education environments. We develop, sell, and service our integrated solution suite including interactive displays, collaboration software, supporting accessories and professional services.

To date, we have generated substantially all of our revenue from sales to the K-12 U.S. educational market.

We have also implemented a comprehensive plan to reach profitability both from our core business operations and as a result of making strategic business acquisitions. Highlights of our plan include:

●	Integrating products of acquired companies and cross training our sales representatives and channel partners to increase their product offerings. The combination of additional products and cross training has already resulted in a substantial increase in sales.

●	Hiring new sales representatives with significant education technology sales experience in their respective territories.

●	Continuing to develop innovative technology solutions for the markets we target.

Recent Acquisitions and Related Financing

Sahara Holdings Limited

On September 24, 2020, the Company entered into a share purchase agreement (the “Sahara SPA”) with the stockholders (the “Sellers”) of Sahara Holdings Limited, a private limited company operating under the laws of the UK (“Sahara”), pursuant to which the Company purchased 100% of the outstanding shares of Sahara, thereby acquiring Sahara, its operating company, Sahara Presentations Limited PLC, a UK private limited company and its subsidiaries (together with “Sahara,” the “Sahara Entities”). Sahara Presentations is a cutting-edge audio-visual technology company operating out of Dartford, England, with operations in the U.K., the Netherlands, Germany, Sweden, Finland and the U.S.

As consideration for the purchase of the Sahara Entities, the Company paid to the Sellers total consideration of £74,000,000 (approximately US$94,900,000) consisting of: (i) £52,000,000 (approximately US$66,700,00) in cash; (ii) 1,586,620 shares of Series B convertible preferred stock (the “Series B Preferred Stock”); and (iii) 1,320,850 shares of Series C non-voting convertible and redeemable preferred shares (the “Series C Preferred Stock”). The Series B Preferred Stock has a stated and liquidation value of $10.00 per share and pays a dividend out of the earnings and profits of the Company at the rate of 8% per annum, payable quarterly. The Series B Preferred Stock is convertible into the Company’s Class A common stock at a conversion price set at the closing price of BOXL’s Class A common stock on the Nasdaq stock market on September 25, 2020 (the “Conversion Price”) either (i) at the option of the holder at any time after January 1, 2024 or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price. The Series C Preferred Stock has a stated and liquidation value of $10.00 per share and is convertible into the Company’s Class A common stock at the Conversion Price either (i) at the option of the holder at any time after January 1, 2026 or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price. In addition, the Company issued some 3,000,000 restricted stock units (“RSUs”) to certain Sahara employees, which RSUs will vest in equal monthly instalments over a period of 48-months.

To the extent not previously converted into Conversion Shares, the outstanding shares of Series B Preferred Stock shall be redeemable at the option of the Holders at any time or from time to time commencing on January 1, 2024, upon thirty (30) days prior written notice to the Holders, for a redemption price, payable in cash, equal to sum of (a) Ten ($10.00) multiplied by the number of shares of Series B Preferred Stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. The Series C Preferred Stock is also subject to redemption on the same terms commencing January 1, 2026.

The Sahara acquisition was financed through a $22,000,000 convertible note (the “Lind Convertible Note”) sold to Lind Global Asset Management, LLC, a Delaware limited liability company (“Lind”), which closed on September 21, 2020 and through which the Company received proceeds of $20,000,000. Under the terms of the Lind Convertible Note offering, in addition to the issuance of the Lind Convertible Note, the Company paid to Lind (i) a commitment fee of $400,000 and (ii) a bonus fee (the “Bonus Payment”) of $500,000 payable in shares of Class A common stock of the Company, with the per share price of the Bonus Payment shares calculated based on the 20-day VWAP of the Common Stock prior to closing. The Lind Convertible Note has a term of 24-months, bears a 4% interest rate (0% interest so long as the Common Stock trades at $3.50 or more per share), is repayable in 22 equal instalments commencing 60 days after the Funding and, at the option of the Company, may be repaid in either cash or Common Stock. The Class A common stock issuable to Lind in conjunction with the Bonus Payment and the Lind Convertible Note are issuable pursuant to the Company’s existing shelf registration statement on Form S-3.

MyStemKits

On April 17, 2020, the Company acquired the assets, and assumed certain liabilities of MyStemKits and STEM Education Holdings, Pty, an Australian corporation (“STEM”) which is the sole shareholder of MyStemKits, for consideration of $450,000, after working capital adjustments of $150,000. Consideration included $100,000 paid in cash at closing with the balance payable in the form of a $350,000 purchase note payable in four equal installments of $87,500 (the “Installment Payments”) on July 31, 2020, October 31, 2020, January 31, 2021 and April 30, 2021. Further, acknowledging the ongoing COVID-19 pandemic, on April 17, 2020, the Company and the sellers entered into a letter agreement pursuant to which potential adjustments may be made to the Installment Payments due on July 31, 2020 and October 31, 2020 in the event the actual gross revenue of MyStemKits is materially below budget.

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

Components of our Results of Operations and Financial Condition

Revenues

Our revenue is comprised of hardware, software and service revenues less sales discounts.

●	Hardware revenue. Hardware revenue is derived from the sale of our interactive flat panels, projectors, peripherals and accessories, along with other third-party products, directly to our customers, as well as through our network of domestic and international distributors.

●	Software revenue. We receive revenue from the sale of our software platforms in the form of licensing fees. We have also introduced a subscription-based model for our MimioConnect software platform.

●	Services revenue. We receive revenue from providing professional development, training and other services.

Cost of revenues

Our cost of revenues is comprised of the following:

●	costs to purchase components and finished goods directly;

●	third-party logistics costs;

●	inbound and outbound freight costs and duties;

●	costs associated with the repair of products under warranty;

●	write-downs of inventory carrying value to adjust for excess and obsolete inventory and periodic physical inventory counts;

●	cost of professionals to deliver professional development training related to the use of our products; and

●	cost of installation services.

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

General and administrative. General and administrative expenses consist of personnel related costs, which include salaries and stock-based compensation, as well as the costs of professional services, such as accounting and legal, facilities, information technology, depreciation and amortization and other administrative expenses. General and administrative expenses may fluctuate as a percentage of revenue, notably in the second and third quarters of our fiscal year when we have historically experienced our highest levels of revenue.

Research and development. Research and development expenses consist primarily of personnel related costs, prototype and sample costs, design costs and global product certifications mostly for wireless certifications.

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

Operating Results – Boxlight Corporation

As discussed in Note 3, the Company acquired 100% of the outstanding shares of Sahara on September 24, 2020. Included in the three-month and nine-month periods of 2020 below are Sahara’s operating results from September 25 through September 30. Sahara contributed approximately $1,052 thousand in revenue and approximately $92 thousand in gross profit. Sahara’s total operating expenses were $308 thousand and they incurred a net loss of approximately $276 thousand. Sahara’s gross profit and net loss was negatively impacted by the purchase accounting impact of $213 thousand as a result of marking the inventory up to fair value at acquisition date.

For the nine-month periods ended September 30, 2020 and 2019

Revenues. Total revenues for the nine months ended September 30, 2020 were $23,027,723, as compared to $27,099,654 for the nine months ended September 30, 2019, resulting in a 15% decrease. The decrease in revenues in 2020 is related to the reduction in sales of panels, projectors, software and STEM products primarily attributable to school closures as a result of the ongoing COVID-19 global pandemic.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2020 was $16,721,610, as compared to $19,204,342 for the nine months ended September 30, 2019, resulting in a 13% decrease. The decrease in cost of revenues were driven by the decrease in sales.

Gross Profit. Gross profit for the nine months ended September 30, 2020 was $6,306,113 as compared to $7,895,312 for the nine months ended September 30, 2019. Gross margin decrease from 29% to 27% was related to changes in the Company’s product mix with a reduction in higher margin products such as software and STEM products coupled with a 15% increase in distributor sales compared to 2019.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2020 were $10,444,060 as compared to $11,892,814 for the nine months ended September 30, 2019. The decrease was driven primarily by reductions in tradeshows of $0.3 million, contract services of $0.6 million, compensation and benefits of $0.4 million and travel and entertainment of $0.4 million.

Research and Development Expense. Research and development expenses were $1,073,095 and $911,682 for the nine months ended September 30, 2020 and 2019, respectively. The increase in research and development expense was driven primarily by an increase in contact services for software consultants.

Other Income (Expense). Other income (expense) for the nine months ended September 30, 2020 was ($2,375,481), as compared to ($1,591,684) for the nine months ended September 30, 2019. The increase in other expense was related to loss on settlement of the Lind debt $2.3 million, increased interest expense of $0.3 million offset by a gain on settlement of EDI accounts payable by $1.7 million and a decrease in the change in fair value of derivative liabilities of $0.3 million.

Net loss. Net loss was $7,586,523 and $6,500,868 for the nine months ended September 30, 2020 and 2019, respectively. The increase in the net loss was primarily driven by a decrease of gross profit, decrease in operating expenses and increase in other expense.

For the three-month periods ended September 30, 2020 and 2019

Revenues. Total revenues for the three months ended September 30, 2020 was $9,476,956, as compared to $11,304,731 for the three months ended September 30, 2019, resulting in a 15% decrease. The decrease in revenues in 2020 was related to the reduction in sales of panels, software and STEM products primarily attributable to the widespread school closures as a result of the ongoing COVID-19 global pandemic.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2020 was $7,452,453, as compared to $8,070,930 for the three months ended September 30, 2019, resulting in a 18% decrease. The decrease in cost of revenues were driven by the decrease in sales.

Gross Profit. Gross profit for the three months ended September 30, 2020 was $2,024,503, as compared to $3,233,801 for the three months ended September 30, 2019. The decrease in gross margin from 29% to 21% related to changes in the Company’s product mix with a reduction in higher margin products such as software and STEM products coupled with a 33% increase in distributor sales compared to 2019.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2020 was $3,306,845 as compared to $4,230,372 for the three months ended September 30, 2019. The decrease was primarily driven by reductions in compensation and benefits of $0.7 million, travel and entertainment of $0.2 million and stock compensation of $0.2 million.

Research and Development Expenses. Research and development expenses were $471,129 and $351,104 for the three months ended September 30, 2020 and 2019, respectively. The change in research and development expense was primarily driven by the increase in contract services related to software consultants.

Other Income (Expense). Other income (expense) for the three months ended September 30, 2020 was ($2,457,433), as compared to $875,863 for the three months ended September 30, 2019. The increase in other expense was related to a change in fair value of derivative liabilities of $1.6 million and loss from settlement of liabilities of $1.7 million.

Net loss. Net loss was $4,210,904 and $471,812 for the three months ended September 30, 2020 and 2019, respectively. The decrease in the net loss was primarily driven by a decrease of gross profit, decrease in operating expenses and increase in other expense.

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding operations, we supplement our consolidated condensed financial statements which are prepared in accordance with GAAP with EBITDA and Adjusted EBITDA, both non-GAAP financial measures of earnings.

Boxlight reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP”). However, our management also uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of our business model. We use these non-GAAP financial measures to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measures that are derived from them, provide supplemental information to analyze our operations between periods and over time. We find this especially useful when reviewing results of operations, which include large non-cash amortizations of intangible assets from acquisitions. Investors should consider our non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP. Management has determined Adjusted EBITDA is most useful as a measure of performance when defined and presented consistently across reporting periods. EBITDA represents net loss before income tax expense, interest income, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, plus certain adjustments as described in the note to the tables presented below.

The following table contains reconciliations of net losses to EBITDA for the periods presented.

Reconciliation of net loss for the three months ended

September 30, 2020 and 2019 to EBITDA and adjusted EBITDA

(in thousands)	September 30, 2020	September 30, 2019
Net loss	$(4,211)	$(472)
Depreciation and amortization	318	222
Interest expense	531	517
EBITDA	$(3,362)	$267
Stock compensation expense (1)	346	574
Change in fair value of derivative liabilities (2)	194	(1,372)
Purchase accounting impact of fair valuing inventory (3)	217	16
Net loss on settlement of Lind debt in stock (4)	1,748	-
Adjusted EBITDA	$(857)	$(515)

Reconciliation of net loss for the nine months ended

September 30, 2020 and 2019 to EBITDA and adjusted EBITDA

(in thousands)	September 30, 2020	September 30, 2019
Net loss	$(7,587)	$(6,501)
Depreciation and amortization	758	689
Interest expense	1,618	1,277
EBITDA	$(5,211)	$(4,535)
Stock compensation expense (1)	866	896
Change in fair value of derivative liabilities (2)	239	527
Purchase accounting impact of fair valuing inventory (3)	236	40
Net loss on settlement of Lind debt in stock (4)	2,340	-
Adjusted EBITDA	$(1,530)	$(3,072)

(1)	Stock compensation expense has been excluded from Adjusted EBITDA. Although stock-based compensation is a key incentive to our employees, management evaluates our business performance excluding this non-cash expense.

(2)	The change in the fair value of derivatives has been excluded from Adjusted EBITDA. We believe it is useful to understand the effect of this non-cash item in Other Income (Expense).

(3)	In connection with the accounting related to our acquisitions, business combinations rules require the acquired inventory be recorded at fair value on the opening balance sheet. This is different from historical cost. Essentially, we are required to write the inventory up to the end customer price less a reasonable margin as a distributor. We have excluded the resulting adjustments in inventory and cost of goods sold as the historic and forward gross margin trends will differ as a result of the adjustments. We believe it is useful to understand the effects of this on cost of goods sold and margin.

(4)	The non-cash losses associated with settling debt using common shares has been excluded from Adjusted EBITDA. This non-cash gain or loss can vary significantly depending on the stock price, and management feels it is useful to understand the impact on the operations.

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

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $9,609,667 and a net working capital surplus of $25,055,980. For the nine months ended September 30, 2020 and 2019, we had net cash used in operating activities of $7,017,682 and $6,280,556, respectively, net cash (used in) provided by investing activities of ($45,052,970) and $6,650 respectively, and net cash provided by financing activities of $60,729,949 and $6,205,441, respectively. We had accounts receivable net of allowances of $21,095,910 and $3,665,057 as of September 30, 2020 and year ended December 31, 2019.

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

On July 31, 2020, the Company issued 17,250,000 shares of the Company’s Class A common stock at a public offering price of $2.00 per share. Gross proceeds from the issuances were $32,025,000, including the underwriting overallotment.

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

The Company had an accumulated deficit of $38,932,954 and a net working capital surplus of approximately $25,055,980 as of September 30, 2020. The long-term continuation of the Company as a going concern is dependent upon attainment of profitable operations. During June, July and September of 2020, the Company raised significant capital which was primarily used for the acquisition of Sahara and to meet working capital requirements. The Company has the ability to raise additional funds through public or private sales of equity and debt securities or leveraging its asset-based lending agreement.

Recent Financing

On February 4, 2020, we entered into a separate securities purchase agreement with Lind (the “2020 SPA”) pursuant to which, on February 26, 2020, we received $750,000 in exchange for the issuance to Lind of (1) an $825,000 convertible promissory note, payable at an 8% interest rate, compounded monthly (the “2020 Note”), (2) certain shares of restricted Company Class A common stock valued at $60,000, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended February 4, 2020, and (3) a commitment fee of $26,250.

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

At our 2020 annual meeting of stockholders, held on September 4, 2020, our stockholders approved all of the Lind financing transactions that had occurred up until that point.

On September 21, 2020, the Company entered into a securities purchase agreement (the “Lind GAM SPA”) with Lind Global Asset Management, LLC, a Delaware limited liability company (“Lind GAM”), pursuant to which Lind purchased from the Company a $22,000,000 secured convertible note (the “Convertible Note”) in exchange for payment of $20,000,000 (the “Funding”). Under the terms of the Lind SPA, in addition to the issuance of the Convertible Note, the Company paid to Lind (i) a commitment fee of $400,000 and (ii) a bonus fee (the “Bonus Payment”) of $500,000 payable in shares of Class A common stock of the Company (the “Common Stock”), with the per share price of the Bonus Payment shares calculated based on the 20-day VWAP of the Common Stock prior to closing. The Convertible Note has a term of 24-months, bears a 4% interest rate (0% interest so long as the Common Stock trades at $3.50 or more per share), is repayable in 22 equal installments commencing 60 days after the Funding and, at the option of the Company, may be repaid in either cash or Common Stock. Common Stock issuable to Lind in conjunction with the Bonus Payment and the Convertible Note being issuable pursuant to the Company’s existing shelf registration statement on Form S-3.

In conjunction with the Lind Convertible Note offering, on September 21, 2020, the Company and Lind Global Macro Fund, LP, an affiliate of Lind, entered into a third amended and restated security agreement (the “Third A&R Security Agreement”) for purposes of amending and restating a prior security agreement, dated as of February 4, 2020, between the Company and GMF in order to incorporate the Lind SPA and the Convertible Note therein. In addition, on September 21, 2020, the Company, Sallyport Commercial Finance, LLC (“Sallyport”), as first lien creditor, and GMF and Lind, as second lien creditors, entered into a third amended and restated intercreditor agreement (the “Third A&R Intercreditor Agreement”) for purposes of amending and restating the second amended and restated intercreditor agreement, dated as of February 4, 2020, between the Company, Sallyport and GMF, in order to (i) incorporate Lind as a second lien creditor and (ii) reaffirm and confirm the relative priority of each creditor’s respective security interests in the Company’s assets, among other matters.

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

Our significant accounting policies are discussed in the notes to the unaudited consolidated condensed financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

1.	Revenue recognition
2.	Intangible assets
3.	Derivatives
4.	Stock-based compensation expense
5.	Redeemable preferred stock

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

There were no changes in our internal control over financial reporting that occurred during the nine-month period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company’s business may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters, including famine, food, fire, earthquake, storm or pandemic events and spread of disease (including the ongoing outbreak of the coronavirus commonly referred to as “COVID-19”). Such events may cause customers to suspend their decisions on using the Company’s products and services, make it impossible to attend or sponsor trade shows or other conferences in which our products and services are presented to customers and potential customers, cause restrictions, postponements and cancellations of events that attract large crowds and public gatherings such as trade shows at which we have historically presented our products, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with purchases of goods or services, commitments to develop new products. These events also pose significant risks to the Company’s personnel and to physical facilities, transportation and operations, which could materially adversely affect the Company’s financial results.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit

4.1	Form of Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 25, 2020).
4.2	Form of Certificate of Designation for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed September 25, 2020).
4.3	Amended and Restated Certificate of Designation for Series B Convertible Preferred Stock.
4.4	Amended Certificate of Designation for Series C Convertible Preferred Stock.
10.1	Securities Purchase Agreement, dated September 21, 2020, between Boxlight Corporation and Lind Global Asset Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report filed on September 22, 2020).
10.2	Form of Convertible Secured Note issued to Lind Global Asset Management, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 22, 2020).
10.3	Third Amended and Restated Security Agreement, dated September 21, 2020, between Boxlight Corporation and Lind Global Macro Fund, LP (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on September 22, 2020).
10.4	Third Amended and Restated Intercreditor Agreement, dated September 21, 2020 between Boxlight Corporation, Sallyport Commercial Finance, LLC, Lind Global Macro Fund, LP and Lind Global Asset Management, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 22, 2020).
10.5	Securities Purchase Agreement, dated September 24, 2020, between Boxlight Corporation and the Sellers of Sahara Holdings (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 25, 2020).
10.6	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 25, 2020).
10.7	Form of Accounts Receivable Agreement, effective September 30, 2020, between Boxlight Inc., EOSEDU LLC and Sallyport Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2020).
10.8	Form of Blocked Account Agreement between Boxlight Inc., EOSEDU LLC and Sallyport Commercial Finance LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed October 9, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXLIGHT CORPORATION

November 16, 2020	By:	/s/ Michael Pope
Michael Pope
Chief Executive Officer

November 16, 2020	By:	/s/ TAKESHA BROWN
Takesha Brown
Chief Financial Officer (Principal Financial and Accounting Officer)

