Form 10-Q
period 2021-03-31
Boxlight Corp
filed 2021-05-13
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s common stock on May 13, 2021 was 56,786,557.

BOXLIGHT CORPORATION

2

PART I. Financial Information

Item 1. Financial Statements

Boxlight Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

(in thousands, except share amounts)

	Three Months Ended
	March 31,
	2021	2020

Revenues, net	$33,424	$5,723
Cost of revenues	24,872	4,132
Gross profit	8,552	1,591

Operating expense:
General and administrative expenses	10,112	3,938
Research and development	474	317
Total operating expense	10,586	4,255

Loss from operations	(2,034)	(2,664)

Other income (expense):
Interest expense, net	(1,018)	(459)
Other income, net	15	58
(Loss) gain on settlement of liabilities, net	(1,846)	28
Change in fair value of derivative liabilities	(265)	1,087
Total other income (expense)	(3,114)	714

Net loss before income taxes	(5,148)	$(1,950)
Income tax expense	(21)	-
Net loss	(5,169)	(1,950)

Fixed dividends to Series B preferred shareholders	317	-
Net loss attributable to common stockholders	$(5,486)	$(1,950)

Comprehensive loss:
Net loss	$(5,169)	$(1,950)
Foreign currency translation adjustment	(261)	(103)
Total comprehensive loss	$(5,430)	$(2,053)

Net loss per common share – basic and diluted	$(0.09)	$(0.16)
Weighted average number of common shares outstanding – basic and diluted	55,150	12,493

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Condensed Consolidated Balance Sheets

As of March 31, 2021 and December 31, 2020

(Unaudited)

(in thousands, except share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$10,002	$13,460
Accounts receivable – trade, net of allowances	22,924	20,869
Inventories, net of reserves	22,561	20,913
Prepaid expenses and other current assets	5,390	6,161
Total current assets	60,877	61,403

Property and equipment, net of accumulated depreciation	612	562
Intangible assets, net of accumulated amortization	54,870	55,157
Goodwill	23,262	22,742
Other assets	119	91
Total assets	$139,740	$139,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$14,367	$14,245
Accounts payable and accrued expenses – related parties	-	1,967
Short-term debt	15,668	16,817
Earn-out payable – related party	119	119
Deferred revenues – short-term	6,033	5,671
Derivative liabilities	577	363
Other short-term liabilities	2,337	1,209
Total current liabilities	39,101	40,392

Deferred revenues – long-term	11,433	10,482
Long-term debt	4,932	7,831
Deferred tax liability	7,680	7,902
Other long-term liabilities	364	2
Total liabilities	63,510	66,609

Commitments and contingencies (Note 13)

Mezzanine equity:
Preferred Series B	16,513	16,513
Preferred Series C	12,363	12,363
Total mezzanine equity	28,876	28,876
Stockholders’ equity:
Preferred Series A, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 167,972 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 56,786,557 and 53,343,518 Class A shares issued and outstanding, respectively	6	5
Additional paid-in capital	95,084	86,768
Accumulated deficit	(52,667)	(47,498)
Accumulated other comprehensive income	4,931	5,192
Total stockholders’ equity	47,354	44,467

Total liabilities and stockholders’ equity	$139,740	$139,953

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2021 and March 31, 2020

(Unaudited)

($ in thousands, except shares)

	Series A			Class A		Additional		Accumulated Other
	Preferred Stock			Common Stock		Paid-in	Subscriptions	Comprehensive	Accumulated
	Shares		Amount	Shares	Amount	Capital	Receivable	Loss	Deficit	Total

Balance as of December 31, 2020	167,972		$-	53,343,518	$5	$86,768	$-	$5,192	$(47,498)	$44,467

Shares issued for:

Stock options exercised	-		-	319,434	-	246	-	-	-	246

Conversion of liabilities		-	-	3,044,038	1	7,659	-	-	-	7,660

Conversion of Restricted Shares	-		-	58,818	-	-	-	-	-	-
Warrants exercised	-		-	20,749	-	51	-	-	-	51
Stock compensation	-		-	-	-	677	-	-	-	677
Foreign currency translation adjustment	-		-	-	-	-	-	(261)	-	(261)
Fixed dividends for preferred shareholders	-		-	-	-	(317)	-	-		(317)
Net loss	-		-	-	-	-	-	-	(5,169)	(5,169)
										-
Balance as of March 31, 2021	167,972		-	$56,786,557	$6	$95,084	-	$4,931	$(52,667)	$47,354

	Series A		Class A		Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Deficit	Total

Balance as of December 31, 2019	167,972	$-	11,698,697	$1	$30,736	$-	$(38)	$(31,346)	$(648)

Shares issued for:

Conversion of liabilities	-	-	2,165,379	-	1,749	-	-	-	1,749

Stock compensation	-	-	-	-	271	-	-	-	271
Other shared based payments	-	-	7,111	-	8	-	-	-	8
Foreign currency translation income	-	-	-	-	-	-	(103)	-	(103)
Net loss	-	-	-	-	-	-	-	(1,950)	(1,950)
									-
Balance as of March 31, 2020	167,972	$-	$13,871,187	$1	$32,763	$-	$(141)	$(33,296)	$(673)

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020

Cash flows from operating activities:
Net loss	$(5,169)	$(1,950)
Adjustments to reconcile net loss to net cash (used) provided in operating activities:
Amortization of debt discount and issuance cost	544	170
Bad debt expense	(66)	(9)
Loss (gain) on settlement of liabilities	1,846	(1,087)
Change in allowance for sales returns and volume rebate	150	1,661
Change in inventory reserve	(74)	(44)
Change in deferred tax assets and liabilities, net	(497)
Change in fair value of derivative liabilities	265	(28)
Change in fair value of earn-out payable	-	(36)
Shares issued for interest payment on notes payable	204	42
Stock compensation expense	677	271
Other share-based payments	-	8
Depreciation and amortization	1,754	219
Changes in operating assets and liabilities:
Accounts receivable – trade	(1,255)	(588)
Inventories	(1,527)	478
Prepaid expenses and other current assets	800	586
Other assets	(30)	(3)
Accounts payable and accrued expenses	(533)	830
Warranty	(80)	19
Accounts payable and accrued expenses - related parties	16	270
Other short-term liabilities	3	23
Deferred revenues	1,411	(61)
Other liabilities	4	(4)
Net cash used in operating activities	(1,557)	(890)

Cash flows from investing activities:
Acquisition of Interactive Concepts (net of cash acquired)	(148)	-
Purchases of furniture and fixtures	(46)	-
Net used in investing activities	(194)	-

Cash flows from financing activities:
Proceeds from short-term debt	8,343	2,817
Principal payments on short-term debt	(9,374)	(3,092)
Proceeds from convertible debt	-	750
Proceeds from the exercise of stock options and warrants	297	-
Debt issuance costs	-	(41)
Payments of fixed dividends to Series B Preferred stockholders	(13)	-
Net cash (used in) provided by financing activities	(747)	434

Effect of foreign currency exchange rates	(960)	(103)

Net decrease in cash and cash equivalents	(3,458)	(560)

Cash and cash equivalents, beginning of the period	13,460	1,173

Cash and cash equivalents, end of the period	$10,002	$613

Supplemental cash flow disclosures:

Cash paid for income taxes	$179	$-
Cash paid for interest	$769	$340

Non-cash investment and financing transactions:
Shares issued to settle accounts payable	$1,627	$567
Shares issued for conversion of notes payable and accrued interest	$6,033	$1,134
Declared but unpaid fixed dividends on Series B Preferred Stock	$317	$49
Deferred consideration for Interactive acquisition	$1,493	$-

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND RECENT ACQUISITIVE GROWTH

Boxlight Corporation (“Boxlight”) designs, produces and distributes interactive technology solutions to the education, corporate and government markets under its Clevertouch and Mimio brands. The Company’s solutions include interactive displays, collaboration software, supporting accessories and professional services.

On March 23, 2021 the Company acquired Interactive Concepts BV, a Belgium company (“Interactive”) and a distributor of interactive technologies. On September 24, 2020, Boxlight acquired Sahara Presentation Systems PLC (“Sahara”), a leader in distributed and manufactured AV solutions, headquartered in the United Kingdom.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Boxlight and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim unaudited condensed consolidated financial information and interim financial reporting guidelines and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2020 and notes thereto contained in the Company’s Annual Report on Form 10-K. Certain information and note disclosures normally included in the consolidated financial statements have been condensed or omitted. The December 31, 2020 balance sheet included herein was derived from the audited consolidated financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note _ in the Notes to the Consolidated Financial Statements for 2020 contained in the Annual Report describes the significant accounting policies that the Company used in preparing our consolidated financial statements. On an ongoing basis, The Company evaluates our estimates, including, but not limited to, those related to revenue/reserves and allowances. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, accounts receivables and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. Debt approximates fair value due to either the short-term nature or recent execution of the debt agreement. The amount of consideration received is deemed to approximate the fair value of long-term debt net of any debt discount and issuance cost.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

●	Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

●	Level 3 Inputs - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2021
Derivative liabilities - warrant instruments	$-	$-	$577	$577
Earn-out payable – related party	-	-	119	119

			$696	$696

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2020
Derivative liabilities - warrant instruments	$-	$-	$363	$363
Earn-out payable – related party	-	-	119	119

			$482	$482

The following table shows the change in the Company’s warrant instruments rollforward for the three months ended March 31, 2021:

Amount
Balance, December 31, 2020	$363
Exercise of warrants	(51)
Change in fair value of derivative liabilities	265

Balance, March 31, 2021	$577

The following table shows the change in the Company’s earn-out payable rollforward for the three months ended March 31, 2021:

Amount
Balance, December 31, 2020	$119
Change in fair value of earn-out payable	-

Balance, March 31, 2021	$119

REVENUE RECOGNITION

In accordance with the FASB’s Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), the Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and the title, and the significant risks and rewards of ownership of products or services are transferred to its customers. Product revenue is derived from the sale of projectors, interactive panels and related software and accessories to distributors, resellers, and end users. Service revenue is derived from hardware maintenance services, product installation, training, software maintenance, and subscription services.

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

The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company has no material contract assets on March 31, 2021 or December 31, 2020. During the three months ended March 31, 2021 and March 31, 2020, the Company recognized $1.6 million and $0.9 million, respectively of revenue that was included in the deferred revenue balance as of December 31, 2020 and December 31, 2019, respectively.

Variable Consideration

The Company’s otherwise fixed consideration in its customer contracts may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering, or determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method based on historical experience and are measured at each reporting date. There was no material revenue recognized in Q1 of 2021 related to changes in estimated variable consideration that existed at December 31, 2020.

Remaining Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of March 31, 2021 and December 31, 2020, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $17.2 million and $16.1 million, respectively. The Company expects to recognize revenue on 27% of the remaining performance obligations during the 2nd thru 4th quarters of 2021, 28% in 2022, 37% in 2023 and 2024, with the remaining 8% recognized thereafter.

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

Disaggregated Revenue

The Company disaggregates revenue based upon the nature of its products and services and the timing and in the manner which it is transferred to the customer. Although all products are transferred to the customer at a point in time, hardware and some software is pre-installed on the interactive device are transferred at the point of shipment, while some software is transferred to the customer at the time the hardware is received by the customer or when software product keys are delivered electronically to the customer. All service revenue is transferred over time to the customer; however, professional services are generally transferred to the customer within a year from the contract date as measured based upon hours or time incurred while software maintenance, hardware maintenance, and subscription services are generally transferred over five years from the contract execution date as measured based upon the passage of time.

	Three Months Ended
	March 31, 2021 (in thousands)	March 31, 2020 (in thousands)
Product Revenues:
Hardware	$30,761	$4,789
Software	867	159
Service Revenues:
Professional Services	270	342
Maintenance and Subscription Services	1,526	433
	$33,424	$5,723

Contract Costs

The Company capitalizes incremental costs to obtain a contract with a customer if the Company expects to recover those costs. The incremental costs to obtain a contract are those that the Company incurs to obtain a contract with a customer that it would not have otherwise incurred if the contract were not obtained (e.g. a sales commission). The Company capitalizes the costs incurred to fulfill a contract only if those costs meet all the following criteria:

●	The costs relate directly to a contract or to an anticipated contract that the Company can specifically identify.

●	The costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future.

●	The costs are expected to be recovered.

Certain sales commissions incurred by the Company are determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would be recognized over a period that is one year or less, the Company has elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Total deferred commissions at March 31, 2021 and December 31, 2020 and the related amortization for 2021 were less than $0.1 million. No impairment losses were recognized for the three months ended March 31, 2021 and 2020.

The Company has not historically incurred any material fulfillment costs that meet the criteria for capitalization.

SUBSEQUENT EVENTS

We reviewed all material events through the date of these condensed consolidated financial statements were issued for subsequent event disclosure consideration as described in Note 16.

NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued ASC 842 “Leases” that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Under the previous guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily depended on its classification as a finance or operating lease. The new guidance also requires disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. For Emerging Growth Companies, the new standard is not effective until annual reporting periods beginning after December 15, 2021, including interim periods within that reporting period. Earlier application is permitted. The Company is currently evaluating the impact of this new pronouncement on its financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740). The new guidance modifies the requirements for the timing of adoption of enacted changes in tax law. The effects of changes on taxes currently payable or refundable for the current year must be reflected in the computation of the annual effective tax rate. Since the Company is an Emerging Growth Company, the ASU is not effective until fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have, if any, on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The new guidance simplifies the accounting for certain convertible instruments and for contracts in an entity’s own equity. Key provisions include the elimination of the “cash conversion” guidance and the “beneficial conversion feature” guidance in ASC 470-20 as well as a simplification of the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification by removing certain conditions in ASC 815-40-25. Since the Company is an Emerging Growth Company, the ASU is not effective until annual reporting periods beginning after December 15, 2023. Earlier application is permitted. The Company is currently evaluating the impact that this standard will have on its financial statements.

There were various other accounting standards and interpretations issued recently, some of which although applicable, are expected to a have a material impact on our financial position, operations or cash flows.

NOTE 2 – RECENT BUSINESS ACQUISITION

Interactive Concepts

On March 23, 2021 the Company acquired 100% of the outstanding shares of Interactive Concepts BV, a company incorporated and registered in Belgium and a distributor of interactive technologies (“Interactive”), for total consideration of approximately $3.3 million in cash, common stock and deferred consideration. The company has been Boxlight’s key distributor in Belgium and Luxembourg.

The valuation of intangible assets acquired was not final at the date these condensed consolidated financial statements were issued. Amounts recorded for acquired intangibles and goodwill are provisional. The finalization of the valuation of certain acquired intangibles may result in measurement period adjustments to the fair value of customer relationships and intangibles and corresponding changes to the carrying value of goodwill. As a result of the eight-day period between the acquisition date and March 31, 2021, such adjustments are not expected to materially affect prospective amortization, which will be calculated as if the accounting had been completed at the acquisition date, or have other material effects on the reported results of operations or cash flows.

The following table summarizes the preliminary estimated fair values of the net assets acquired and liabilities assumed, and the estimate of the fair value of consideration paid:

(in thousands)
Assets acquired:
Cash	$1,647
Accounts receivable	1,045
Inventories	191
Property and equipment	37
Total assets acquired	2,920

Accounts payable and accrued expenses	(821)
Deferred tax liability	(275)
Total liabilities assumed	(1,096)

Net tangible assets acquired	1,824

Identifiable intangible assets:
Customer relationships	986
Total intangible assets subject to amortization	986

Goodwill	478

Total net assets acquired	$3,283

Consideration paid:
Cash	$1,795
Deferred cash consideration	1,075
Common shares issued	413

Total consideration paid	$3,283

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

As consideration for the purchase of Sahara, the Company transferred $73.7 million to the Sellers, including $44.9 million in cash (net of $6.0 million in cash acquired) and $28.9 million in convertible preferred stock. The convertible preferred stock was comprised of 1,586,620 shares of Series B convertible redeemable preferred stock (the “Series B Preferred Stock”) and 1,320,850 shares of Series C convertible redeemable preferred stock (the “Series C Preferred Stock”). The fair value of the preferred shares issued was $16.5 million and $12.4 million for the Series B Preferred Stock and Series C Preferred Stock, respectively. See further discussion of the features of the preferred shares in Note 10.

On March 24, 2021 the Company entered into a share redemption and conversion agreement with the former shareholders of Sahara Presentation Systems PLC (“Sahara”) who together own approximately 96% of our Series B and Series C preferred stock. Under the terms of the agreement, we agreed to redeem and purchase from such preferred stockholders on or before June 30, 2021 all of the shares of Series B preferred stock for £11.5 million (or approximately $15.9 million) being the stated or liquidation value of the Series B preferred stock plus (b) accrued dividends from January 1, 2021 to the date of purchase. In addition, the holders of 96% of the Series C preferred stock agreed to convert those shares into 7,.6 million shares of our Class A Common Stock at a conversion price of $1.66 per share. In the event for any reason, we do not complete the conversion and redemption by June 30, 2021, and the Sahara shareholders do not agree to an extension, the agreement will terminate without liability by any party.

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

The results of operations of Sahara since the acquisition are included in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2021. Revenue and net income attributable to Sahara for the 1st quarter of 2021 were $22.8 million and $2.0 million, respectively.

Pro Forma Financial Results

The following unaudited pro forma information reflects our consolidated results of operations for the three months ending March 31, 2020 as if the acquisition of Sahara had taken place on January 1, 2020. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the acquisition actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated costs savings from synergies or other operational improvements. The nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination are included in the pro forma revenue and net earnings reflected below.

	Quarter ended March 31, 2020
	(Unaudited) in thousands As Reported	(Unaudited) in thousands Proforma
Revenues, net	$5,723	$23,738
Net loss attributable to common shareholders	$(1,950)	$(3,895)

NOTE 3 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	2021	2020

Accounts receivable – trade	$23,947	$21,768
Allowance for doubtful accounts	(408)	(473)
Allowance for sales returns and volume rebates	(615)	(426)

Accounts receivable - trade, net of allowances	$22,924	$20,869

NOTE 4 – INVENTORIES.

Inventories consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	2021	2020

Finished goods	$22,574	$20.997
Spare parts	262	265
Reserve for inventory obsolescence	(275)	(349)

Inventories, net	$22,561	$20,913

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	2021	2020

Prepayments to vendors	$4,125	$5,727
Prepaid licenses and other	1,127	339
Unbilled revenue	138	95
Prepaid expenses and other current assets	$5,390	$6,161

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	Useful lives	2021	2020

Patents	7 years	$182	$182
Customer relationships	10 years	48,034	46,614
Technology	3 years	3,932	3,900
Domain	7 years	14	14
Trademarks	10 years	9,740	9,682

Intangible assets, at cost		61,902	60,392
Accumulated amortization		(7,032)	(5,235)

Intangible assets, net of accumulated amortization		$54,870	$55,157

For the three months ended March 31, 2021 and 2020, the Company recorded amortization expense of $1.7 million and $215 thousand, respectively.

NOTE 7 – DEBT

The following is a summary of our debt on March 31, 2021 and December 31, 2020 (in thousands):

	2021	2020
Debt – Third Parties
Note payable – Lind Global	$17,475	$21,085
Paycheck Protection Program	1,008	1,008
Accounts receivable financing – Sallyport Commercial	3,481	4,512
Note payable – STEM Education Holdings	175	175
Total debt	22,139	26,780
Less: Discount and issuance cost – Lind Global	1,539	2,132
Current portion of debt	15,668	16,817
Long-term debt	$4,932	$7,831

Total debt	$22,139	$26,780

Debt - Third Parties:

Lind Global Marco Fund and Lind Global Asset Management

On February 4, 2020, the Company and Lind Global Macro Fund L.P. (“Lind”) entered into a second securities purchase agreement pursuant to which the Company received $750 thousand in exchange for the issuance to Lind of (1) $825 thousand convertible promissory note, payable at an 8% interest rate, compounded monthly, (2) certain shares of restricted Class A common stock valued at $60 thousand, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended February 4, 2020, and (3) a commitment fee of $26.25 thousand. The Note matures over 24 months, with repayment that commenced on August 4, 2020, after which time the Company is obligated to make monthly payments of $45,833 thousand plus interest. Interest accrued during the first six months of the note, after which time the interest payments, including accrued interest is payable monthly in either conversion shares or in cash. The commitment fee in the amount of $26 thousand was paid to Lind, along with legal fees in the amount of $15 thousand. The Company paid Lind $60 thousand for closing fees by issuing 44,557 shares of Class A common stock.

On September 21, 2020, the Company and Lind Global Asset Management, LLC (“Lind Global”) entered into a securities purchase agreement (the “Lind SPA”) pursuant to which the Company received $20.0 million in exchange for the issuance to Lind of (1) a $22.0 million convertible promissory note, payable at a 4% interest rate, compounded monthly, (2) 310,399 shares of restricted Class A common stock valued at $900 thousand, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended September 21, 2020, and (3) a commitment fee of $400 thousand. The Note matures over 24 months, with repayment commencing on November 22, 2020, after which time the Company became obligated to make monthly payments of $1.0 million, plus interest. Interest accrued during the first two months of the note, after which time the interest payments, including accrued interest is payable monthly in either conversion shares or in cash. The commitment fee in the amount of $400 thousand was paid to Lind Global, along with legal fees in the amount of $20 thousand. The Company paid Lind $500 thousand for closing fees by issuing 310,399 shares of Class A common stock.

During the three months ended March 31, 2021, the Company repaid principal of $3.63 million and interest of $204 thousand by issuing 2.25 million shares Class A common stock with an aggregate value of $5.96 million to Lind and recognized a $2.2 million loss.

Paycheck Protection Program Loan

On May 22, 2020, the Company received loan proceeds of $1.09 million under the Paycheck Protection Program (“PPP”) established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The loans and accrued interest received under the PPP are forgivable to the extent borrowers use the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains their payroll levels during the designated period prior to which the PPP would otherwise be repayable. The Company used the proceeds for purposes consistent with the PPP. During 2020, the Company applied for forgiveness in the amount of $837 thousand of the original PPP loan and is presently awaiting a decision from the Small Business Administration. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.

Everest Display, Inc.

On June 22, 2020, the Company entered into an agreement with Everest Display, Inc., a Taiwan corporation (“EDI”), and EDI’s subsidiary, AMAGIC Holographics, Inc., a California corporation (“AMAGIC”), effective June 11, 2020, pursuant to which $1,000,000 in accounts payable owed by the Company to EDI was settled in exchange for the Company’s issuance of 869,565 shares (the “Shares”) of its Class A common stock to AMAGIC at a $1.15 per share purchase price. The Shares were issued to AMAGIC pursuant to an exemption from registration provided by Rule 506 of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended.

Accounts Receivable Financing – Sallyport Commercial Finance

On September 30, 2020, Boxlight Inc., and EOS EDU LLC. entered into a 12-month term asset-based lending agreement with Sallyport Commercial Finance, LLC (“Sallyport”). Pursuant to the agreement, Sallyport agreed to purchase 90% of the eligible accounts receivable of the Company with a right of recourse back to the Company if the receivables are not collectible. This agreement requires a minimum monthly sales volume of $1,250,000 with a maximum facility limit of $8,000,000. Advances against this agreement accrue interest at the rate of 3.50% in excess of the highest prime rate publicly announced from time to time with a floor of 3.25%. In addition, the Company is required to pay a daily audit fee of $950 per day. The Company granted Sallyport a security interest in all of the assets of Boxlight Inc. and Genesis Collaboration, LLC.

NOTE 8 – DERIVATIVE LIABILITIES

The Company determined that certain warrants to purchase common stock do not satisfy the criteria for classification as equity instruments due to the existence of certain net cash and non-fixed settlement provisions that are not within the sole control of the Company. Conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. Such warrants are measured at fair value at each reporting date, and the changes in fair value are included in determining net income (loss) for the period. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at March 31, 2021 and December 31, 2020:

March 31, 2021
Common stock issuable upon exercise of warrants	270,000
Market value of common stock on measurement date	$2.53
Exercise price	$0.42
Risk free interest rate (1)	0.16%
Expected life in years	0.75 years
Expected volatility (2)	142%
Expected dividend yields (3)	0%

December 31, 2020
Common stock issuable upon exercise of warrants	295,000
Market value of common stock on measurement date	$1.53
Exercise price	$0.42
Risk free interest rate (1)	0.13%
Expected life in years	1 year
Expected volatility (2)	160%
Expected dividend yields (3)	0%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The expected volatility was determined by calculating the volatility of the Company’s peers’ common stock.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities rollforward for the three months ended March 31, 2021 and 2020 (in thousands):

Amount
Balance, December 31, 2019	$147
Change in fair value of derivative liabilities	(29)

Balance, March 31, 2020	$118

Amount
Balance, December 31, 2020	$363
Exercise of warrants	(51)
Change in fair value of derivative liabilities	265

Balance, March 31, 2021	$577

The change in fair value of derivative liabilities includes losses from exercise price modifications.

NOTE 9 – INCOME TAXES

Pretax loss resulting from domestic and foreign operations is as follows (in thousands):

	Three Months Ended March, 31	Three Months Ended March, 31
	2021	2020
United States	$(5,243)	$(1,950)
Foreign	44	-

Total pretax book loss	(5,199)	$(1,950)

The Company recorded income tax expense of $21 thousand for the three months ended March 31, 2021.

The Company operates in the United States, United Kingdom and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned.

Prior to the Sahara acquisition, the Company had a net deferred tax asset position in the United States, the United Kingdom, and other jurisdictions, primarily driven by the aforementioned net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. The Company also depends on specific tax provisions in each jurisdiction that could impact utilization. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, we believe it is appropriate to maintain a full valuation allowance on the Company’s net deferred tax asset at March 31, 2021 and December 31, 2020.

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

NOTE 10 – EQUITY

Preferred Shares

The Company’s articles of incorporation, as amended on September 18, 2020, provide that the Company is authorized to issue 50,000,000 shares of preferred stock consisting of: 1) 250,000 shares of non-voting Series A preferred stock, par value of $0.0001 per share; 2) 1,586,620 shares of voting Series B preferred stock, par value of $0.0001 per share; 3) 1,320,850 shares of voting Series C preferred stock, par value of $0.0001 per share; and 4) 46,842,530 shares of “blank check” preferred stock to be designated by the Company’s Board of Directors.

Issuance of preferred shares

Series A Preferred Stock

At the time of the Company’s initial public offering 250,000 shares of the Company’s non-voting convertible Series A preferred stock were issued to Vert Capital for the acquisition of Genesis. All of the Series A preferred stock was convertible into 398,406 shares of Class A common stock. On August 5, 2019 a total of 82,028 shares of Series A preferred stock were converted into a total of 130,721 shares of Class A common stock.

Series B Preferred Stock and Series C Preferred Stock

As discussed in Note 2, on September 25, 2020, in connection with the acquisition of Sahara, the Company issued 1,586,620 shares of Series B Preferred Stock and 1,320,850 shares of Series C Preferred Stock. The Series B Preferred Stock has a stated and liquidation value of $10.00 per share and pays a dividend out of the earnings and profits of the Company at the rate of 8% per annum, payable quarterly. The Series B Preferred Stock is convertible into the Company’s Class A common stock at a conversion price of $1.66 per share which was the closing price of the Company’s Class A common stock on the Nasdaq Stock Market on September 25, 2020 (the “Conversion Price”). Such conversion may occur either (i) at the option of the holder at any time after January 1, 2024 or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price). The Series C Preferred Stock has a stated and liquidation value of $10.00 per share and is convertible into the Company’s Class A common stock at the Conversion Price either (i) at the option of the holder at any time after January 1, 2026 or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price).

To the extent not previously converted into the Company’s Class A common stock, the outstanding shares of Series B Preferred Stock shall be redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024, upon thirty (30) days prior written notice to the holders, for a redemption price, payable in cash, equal to the sum of (a) ($10.00) multiplied by the number of shares of Series B Preferred Stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. The Series C Preferred Stock is also subject to redemption on the same terms commencing January 1, 2026.

As disclosed in in Note 2, the aggregate estimated fair value of the Series B and C Preferred Stock of $28.9 million was included as part of the total $79.7 million consideration paid for the purchase of Sahara.

As the redemption features in the Series B Preferred Stock and Series C Preferred Stock are not solely with the control of the Company, the Company has classified the Series B Preferred Stock and Series C Preferred Stock as mezzanine or temporary equity in the Company’s condensed consolidated balance sheet.

On March 24, 2021 the Company entered into a share redemption and conversion agreement with certain holders of Series B and Series C preferred stock which allows the Company to redeem and purchase each stockholder’s shares of Series B preferred stock on or before June 30, 2021 for the stated or liquidation value of approximately £11.5 million (or approximately $15.9 million) plus accrued dividends from January 1, 2021 to the date of purchase. The same stockholders hold 96% of the Series C preferred stock. Upon redemption, the Series C shares would convert into approximately 7.6 million shares of Class A Common Stock at the stated conversion price of $1.66 per share. In the event for any reason, we do not complete the conversion and redemption by June 30, 2021, and the Sahara shareholders do not agree to an extension, the agreement will terminate without liability by any party.

Common Stock

The Company’s common stock consists of 200,000,000 shares of Class A voting common stock and 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of March 31, 2021, and December 31, 2020, the Company had 56,786,557 and 53,3436,518 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at either March 31, 2021 or December 31, 2020.

Issuance of common stock

Public Offering

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

Debt Conversion

During the three months ended March 31, 2021, the Company repaid principal of $3.6 million and interest of $204 thousand by issuing 2.25 million shares Class A common stock to Lind and recognized a $2.2 million loss.

Accounts Payable and Other Liabilities Conversion

During the three months ended March 31, 2021, the Company converted $1.98 million of EDI accounts payable in exchange for 793 thousand shares of Class A common stock with an aggregate value of $1.63 million and recognized a $357 thousand gain.

Compensation

During the three months ended March 31, 2021 and in accordance with the terms of his employment agreement, Michael Pope, our Chairman and Chief Executive Officer, received 875,000 shares of restricted Class A common stock, which shares remain subject to certain vesting conditions. The shares will vest in substantially equal monthly installments over a period of 12 months.

Exercise of stock options

During the three months ended March 31, 2021, options to purchase a total of 319,434 shares of Class A common stock were exercised.

NOTE 11 – STOCK COMPENSATION

The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees and consultants of the Company or a subsidiary of the Company under the Company’s 2021 and 2014 Equity Inventive Plans, as amended (the “Equity Incentive Plans”), in the aggregate were 5,000,000 and 116,837 shares, respectively. The 2021 Equity Incentive Plan was approved by the Company’s Board of Directors on April 12, 2021 and is pending shareholder approval. All grants made under the Equity Incentive Plans must be approved by the Company’s Board of Directors prior to issuance.

Stock Options

Under our Equity Incentive Plan, an employee may receive an award that provides the opportunity in the future to purchase the Company’s shares at the market price of our stock on the date the award is granted (the strike price). The options become exercisable over a range of immediately vested to four-year vesting periods and, if not exercised, expire five years from the grant date, unless stated differently in the relevant option agreements. Stock options have no financial statement effect on the date they are granted but rather are recorded over time as compensation expense. We record compensation expense based on the estimated fair value of the awards which is amortized as compensation expense on a straight-line basis over the vesting period. Accordingly, total expense related to the award is reduced by the fair value of options that are forfeited by employees that leave the Company prior to vesting.

The following is a summary of the stock option activities during the three months ended March 31, 2021:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2020	4,850,784	$1.76	3.51
Granted	-	-
Exercised	(319,434)	$0.77
Cancelled	(275,625)	$1.02
Outstanding, March 31, 2021	4,255,725	$1.88	2.97
Exercisable, March 31, 2021	2,550,572	$2.39	2.28

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. As of March 31, 2021 and December 31, 2020, the stock options had an intrinsic value of approximately $5.5 million and $2.9 million, respectively.

Restricted Stock Units

Under our Equity Incentive Plans, pursuant to the Equity Incentive Plans, the Company may grant restricted stock units (“RSUs”) to certain employees and non-employee directors. Upon granting the RSUs, the Company records a fixed compensation expense equal to the fair market value of the underlying shares of RSUs granted on a straight-line basis over the requisite services period for the RSUs. Compensation expense related to the RSUs is reduced by the fair value of units that are forfeited by employees that leave the Company prior to vesting. The restricted stock units vest over a range of immediately vested to four-year vesting periods in accordance with the terms of the applicable RSU grant agreement.

The following is a summary of the restricted stock activities during the three months ended March 31, 2021.

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	2,721,347	$1.62
Granted	1,005,792	$2.83
Vested	(243,062)	$1.37
Outstanding, March 31, 2021	3,484,077	$1.99

On February 24, 2021, the Company granted an aggregate of 130,547 RSUs to its board members. These RSUs vest ratably over one year and had an aggregated fair value of approximately $374 thousand on the grant date.

In addition, on March 20, 2021, the Company granted an aggregate of 875,245 shares of restricted common stock to Michael Pope, CEO pursuant to his employment agreement. These shares were issued pursuant to the 2014 Equity Incentive Plan, vest ratably over one year, are issued monthly as they vest, and had an aggregated fair value of approximately $2.5 million on the grant date.

Warrants

Following is a summary of the warrant activities during the three months ended March 31, 2021:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2020	365,000	$1.44	1.27
Granted	-
Exercised	(25,000)	0.42	-
Outstanding, March 31, 2021	340,000	$1.52	1.04
Exercisable, March 31, 2021	323,750	$1.55	0.91

Stock compensation expense

For the three months ended March 31, 2021 and 2020, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	2021	2020
Stock options	$237	$271
Restricted stock units	439	-
Warrants	1	-
Total stock compensation expense	$677	$271

As of March 31, 2021, there was approximately $8.0 million of unrecognized compensation expense related to unvested options, restricted stock units, and warrants, which will be amortized over the remaining vesting period. Of that total, approximately $3.5 million is estimated to be recorded as compensation expense in the remaining nine months of 2021.

NOTE 12 – RELATED PARTY TRANSACTIONS

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases six office building facilities located in Lawrenceville, Georgia, Poulsbo, Washington, Lexington, Massachusetts, Scottsdale, Arizona, Miami, Florida and Utica, New York in the U.S., and two office building facilities in Dartford and Kent in the U.K. for sales, marketing, technical support and service staff. All such facilities are under non-cancelable lease agreements with terms ending in 2023.

For the three months ended March 31, 2021 and 2020, aggregate rent expense was $310 thousand and $132 thousand respectively.

Purchase Commitments

The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. As of March 31, 2021 the total amount of such open inventory purchase orders was $49.5 million.

NOTE 14 – CUSTOMER AND SUPPLIER CONCENTRATION

There were no customers that account for greater than 10% of the Company’s consolidated revenues for the three months ended March 31, 2021.

Purchases were concentrated among a few vendors for the three months ended March 31, 2021 and 2020:

Vendor	% of Total purchases from the vendor to total purchases for the three months ended March 31, 2021	Accounts payable to the vendor as of March 31, 2021 (in thousands)
1	40%	$3,916
2	31%	5,948

Vendor	% of Total purchases from the vendor to total purchases for the three months ended March 31, 2020	Accounts payable (prepayment) to the vendor as of March 31, 2020 (in thousands)
1	36%	$1.218

The Company believes there are other suppliers that could be substituted should the supplier become unavailable or non-competitive.

NOTE 15 – SUBSEQUENT EVENTS

Pursuant to the terms of the share purchase agreement, dated March 23, 2021, between our subsidiaries, Sahara Holdings Ltd. and Clevertouch BV and the holders of 100% of the outstanding shares of Interactive Concepts BV, a Belgium company, we issued a total of 142,882 shares of the Company’s Class A common stock in April and May, 2021, as partial consideration for the purchase price.

On April 5, 2021, the Company issued 23,574 shares of Class A common stock in lieu of principal and interest payment of notes payable with an aggregate amount of $48,583.

On April 21, 2021, the Company issued 601,339 shares of Class A common stock in lieu of principal and interest payment of notes payable with an aggregate amount of $1,057,753.

On May 4, 2021, the Company issued 28,179 shares of Class A common stock in lieu of principal and interest payment of notes payable with an aggregate amount of $48,889.

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

Overview

We are a technology company that is seeking to become a world leading innovator and integrator of interactive products and software for schools, as well as for business and government interactive spaces. We currently design, produce and distribute interactive displays, collaboration software, supporting accessories and professional services. We also distribute science, technology, engineering and math (or “STEM”) products, including our robotics and coding system, 3D printing solution and portable science lab. All our products are integrated into our software suite that provides tools for presentation creation and delivery, assessment and collaboration.

To date, we have generated substantially all of our revenue from the sale of our interactive displays and software to the educational market in the United States and Europe.

We have also implemented a comprehensive plan to reach profitability both from our core business operations and as a result of making strategic business acquisitions. We have already started to implement this strategy as set forth below. Highlights of our plan include:

●	Integrating products of the acquired companies and cross training our sales reps to increase their offerings.

●	Hiring new sales representatives with significant industry experience in their respective territories.

●	Expanding our reseller partner network both in key territories and in new markets, increasing our penetration and reach.

Recent Acquisitions

On September 24, 2020, the Company acquired Sahara Presentation Systems PLC, a leader in distributed and manufactured AV solutions (“Sahara”). Headquartered in the United Kingdom, Sahara is a leader in distributed AV products and a manufacturer of multi-award-winning touchscreens and digital signage products, including the globally renowned Clevertouch and Sedao brands. In consideration for the acquisition, the Company paid to the shareholders of Sahara a total purchase price of GBP 74.0 million (approximately USD $94.9 million) in the form of GBP 52.0 million (approximately USD $66.7 million) in cash and GBP 22.0 million (approximately USD $28.2 million) in our Series B convertible preferred stock and our Series C convertible preferred stock.

On March 24, 2021, we entered into a share redemption and conversion agreement with the former Sahara shareholders who own approximately 96% of our Series B and Series C preferred stock. Under the agreement, we agreed to redeem and purchase from such preferred stockholders on or before June 30, 2021 all of the shares of Series B preferred stock for £11.5 million being the stated or liquidation value of the Series B preferred stock plus (b) accrued dividends from January 1, 2021 to the date of purchase. In addition, the holders of 96% of the Series C preferred stock agreed to convert those shares into 7.6 million shares of our Class A Common Stock at a conversion price of $1.66 per share. In the event, for any reason, we do not complete the conversion and redemption by June 30, 2021, and the Sahara shareholders do not agree to an extension, the agreement will terminate without liability by any party.

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

We believe we can achieve significant cost-savings by merging the operations of the companies we acquire and after their acquisition leverage the opportunity to reduce costs through the following methods:

●	Staff reductions – consolidating resources, such as accounting, marketing and human resources.

●	Economies of scale – improved purchasing power with a greater ability to negotiate prices with suppliers.

●	Improved market reach and industry visibility – increase in customer base and entry into new markets.

Components of our Results of Operations and Financial Condition

Revenues

Revenues are comprised of hardware products, software services, and professional development revenues less sales discounts.

●	Product revenue. Product revenue is derived from the sale of our interactive projectors, flat panels, peripherals and accessories, along with other third-party products, directly to our customers, as well as through our network of domestic and international distributors.

●	Professional development revenue. We receive revenue from providing professional development services through third parties and our network of distributors.

Cost of revenues

Our cost of revenues is comprised of the following:

●	costs to purchase components and finished goods directly;

●	third-party logistics costs;

●	inbound and outbound freight costs, and customs and duties charges;

●	costs associated with the repair of products under warranty;

●	write-downs of inventory carrying value to adjust for excess and obsolete inventory and periodic physical inventory counts;

●	cost of professionals to deliver professional development training related to the use of our products; and

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

Operating Results – Boxlight Corporation

For the three month periods ended March 31, 2021 and 2020

Revenues. Total revenues for the three months ended March 31, 2021 were $33.4 million as compared to $5.7 million for the three months ended March 31, 2020, resulting in a 484% increase. Revenues primarily consist of hardware revenue, software revenue, and professional development. The increase in revenues was primarily a result of the acquisition of Sahara Presentation Systems in September 2020 and increased demand for our solutions in both the U.S. and Europe, the Middle East, and Africa.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2021 was $25.2 million as compared to $4.1 million for the three months ended March 31, 2020, resulting in an 509% increase. Cost of revenues consists primarily of product cost, freight expenses, customs expense and inventory adjustments. The increase in cost of revenues was associated with the increase in revenues, and also additional customs/freight costs which increased from approximately $700 thousand in Q1 2020 to $1.3 million in Q1 2021 due to supply chain challenges caused by product fulfillment complications attributable to the Covid-19 pandemic.

Gross Profit. Gross profit for the three months ended March 31, 2021 was $8.2 million as compared to $1.6 million for the three months ended March 31, 2020. The Gross Profit Margin decreased from 28% in Q1 2020 to 25% in Q1 2021. The gross margin decrease was primarily driven by the effects of customs and freight expenses discussed above, and certain purchase accounting adjustments stemming from the Sahara acquisition and effecting recognized revenues.

General and Administrative Expenses. General and administrative (“G&A”) expense for the three months ended March 31, 2021 were $10.0 million and 30% of revenue as compared to $3.9 million and 69% of revenue for the three months ended March 31, 2020. The increase resulted from additional personnel costs associated with the acquired Sahara operations. The reduction in G&A costs as a percentage of revenue was due to the effect of significant cost cutting actions undertaken during 2020 in response to the general depressed economic environment caused by the Covid-19 pandemic.

Research and Development Expenses. Research and development expense was $474 thousand and 1% of revenue for the three months ended March 31, 2021 as compared to $316 thousand and 5% of revenue for the three months ended March 31, 2020. Research and development expense primarily consists of costs associated with development of proprietary technology. The increase in research and development expense was primarily driven by an increase in contract services related to software development.

Other Income (Expense). Other expense for the three months ended March 31, 2021 was $(3.1) million as compared to income of $713 thousand for the three months ended March 31, 2020. Other expense increased primarily due to an $601 thousand increase in interest expense associated with increased borrowings, and $2.9 million of additional losses recognized upon the settlement of certain debt obligations in exchange for issuance of common shares.

Net loss. Net losses were $5.2 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively. The increase in the net loss was primarily due to the lower gross profit margins, increased interest expense, and losses incurred on the settlement of certain debt obligations in exchange for shares of our common stock.

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding operations, we supplement our condensed consolidated financial statements which are prepared in accordance with GAAP with EBITDA and Adjusted EBITDA, both non-GAAP financial measures of earnings.

EBITDA represents net income (loss) before income tax expense, interest income, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, plus stock compensation expense, the change in fair value of derivative liabilities, purchase accounting impact of fair valuing inventory and deferred revenue, and non-cash losses associated with debt settlement. Our management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of our business model, and to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. Investors should consider our non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains reconciliations of net losses to EBITDA and adjusted EBITDA for the periods presented.

Reconciliation of net loss for the three months ended

March 31, 2021 and 2020 to EBITDA and adjusted EBITDA

(in thousands)	March 31, 2021	March 31, 2020
Net loss	$(5,167)	$(1,950)
Depreciation and amortization	1,754	219
Interest expense	1,018	459
Income tax benefit	21	-
EBITDA	$(2,374)	$(1,272)
Stock-based compensation expense	677	271
Change in fair value of derivative liabilities	265	(29)
Purchase accounting impact of fair valuing inventory	15	6
Purchase accounting impact of fair valuing deferred revenue	807	-
Net loss on settlement of Lind debt in stock	2,203	347
Adjusted EBITDA	$1,593	$(677)

Discussion of Effect of Seasonality on Financial Condition

Certain accounts on our financial statements are subject to seasonal fluctuations. As our business and revenues grow, we expect these seasonal trends to be reduced. The bulk of our products are shipped to our educational customers prior to the beginning of the school year, usually in between June and September. To prepare for the upcoming school year, we generally build up inventories during the second quarter of the year. Therefore, inventories tend to be at the highest levels at that point in time. In the first quarter of the year, inventories tend to decline significantly as products are delivered to customers and we do not need the same inventory levels during the first quarter. Accounts receivable balances tend to be at the highest levels in the third quarter, in which we record the highest level of sales.

Due to travel restrictions and concerns for the safety for our employees during the ongoing COVID-19 pandemic, we have reduced face-to-face meetings with customers and attendance at tradeshow events. We are currently assessing the impact these changes will have on our peak season sales. Our initial assessment is that funding priority will be given to initiatives that provide for continuity of learning which may result in lower priority on total learning solution sales including hardware, software and teacher training.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $10.0 million and a working capital balance of $21.8 million. This financial position represents a significant improvement from a year ago at March 31, 2020 when we had a working capital deficit of $(7.1) million and $612 thousand of cash and cash equivalents.

For the three months ended March 31, 2021 and 2020, we had net cash used in operating activities of $1.6 million and $890 thousand, respectively, net cash used by investing activities of $194 thousand and $0 respectively, and net cash (used in) provided by financing activities of $(747) thousand and $434 thousand, respectively. We had accounts receivable net of allowances of $22.9 million and $4.3 million as of March 31, 2021 and year ended December 31, 2020, respectively.

In addition to the cash flows generated by our ongoing operating activities we financed our operations during 2021 with a new $20.0 million tranche of debt funded by our primary lender, and from a pre-existing accounts receivable financing arrangement with another lender who purchases 85% of the eligible accounts receivable of the Company, for up to $6.0 million, with the right of recourse. Our accounts receivable and our ability to borrow against accounts receivable provides us with an additional source of liquidity as cash payments are collected from customers in the normal course of business. Our accounts receivable balance fluctuates throughout the year based on the seasonality of our business.

In the current COVID-19 pandemic environment, the availability of capital has been significantly reduced and the cost of capital has increased. Increasing our capital through equity issuance at this time could cause significant dilution to our existing stockholders as a result of diminished stock value due to market volatility and uncertainty arising from the COVID-19 pandemic. However, we are confident that the Company will be able to manage through the current challenges in the equity and debt finance markets by managing payment terms with customers and vendors.

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

Recent Financing

On September 21, 2020, we and Lind Global Asset Management LLC (“Lind Global”) entered into a securities purchase agreement (the “Lind Global SPA”), pursuant to which Lind Global purchased from the Company a $22,000,000 secured convertible note (the “Convertible Note”) in exchange for payment to us of $20,000,000 (the “Funding”). Under the terms of the Lind Global SPA, in addition to the issuance of the Convertible Note, the Company paid to Lind (i) a commitment fee of $400,000 and (ii) a bonus fee (the “Bonus Payment”) of $500,000 payable in shares of Class A common stock of the Company, with the per share price of the Bonus Payment shares calculated based on the 20-day VWAP of the Class A Common Stock prior to closing. The Convertible Note has a term of 24-months, bears a 4% interest rate (0% interest so long as the Class A Common Stock trades at $3.50 or more per share), is repayable in 22 equal instalments commencing 60 days after the Funding and, at the option of the Company, may be repaid in either cash or Class A common stock. Class A common stock issuable to Lind Global in conjunction with the Bonus Payment and the Convertible Note was registered pursuant to a shelf takedown on the Company’s existing shelf registration statement on Form S-3 (SEC File No. 333-239939).

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

On July 28, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group, LLC, a Delaware limited liability company (“Maxim”), pursuant to which Maxim, as representative of the underwriters, agreed to underwrite the public offering (the “Offering”) of up to 15,000,00 shares of the Company’s Class A common stock, at a public offering price of $2.00 per share, in addition to an overallotment option (the “Overallotment Option”) of 2,250,000 shares of Common Stock. The Offering closed on July 31, 2020, with the sale of all 17,250,000 shares of the Company’s Common Stock, including the Overallotment Option, for gross proceeds of $34,500,000. Maxim acted as sole book-running manager, National Securities Corporation acted as a co-manager for the Offering, and A.G.P./Alliance Global Partners (“A.G.P.”) acted as financial advisor. As compensation for underwriting the Offering, the underwriters received an underwriting discount of 7%, equaling approximately $2,415,000, in addition to $60,000 in expenses. A.G.P.’s compensation was paid out of the underwriting discount. The Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (SEC File No. 333-239939) (the “Registration Statement”) and the related base prospectus included therein, as supplemented by the prospectus supplement dated July 28, 2020 (the “Preliminary Prospectus”) and the final prospectus supplement, filed July 29, 2020 (the “Final Prospectus” and collectively with the Preliminary Prospectus, the “Prospectus”)

As approved by the Company’s board of directors on June 22, 2020, the Company entered into an agreement with Everest Display, Inc., a Taiwan corporation (“EDI”), and EDI’s subsidiary, AMAGIC Holographics, Inc., a California corporation (“AMAGIC”), effective June 11, 2020, pursuant to which EDI forgave $1,000,000 in accounts payable owed by the Company to EDI in exchange for the Company’s issuance of 869,565 shares (the “Shares”) of its Class A common stock, par value $0.0001 per share, to AMAGIC at a $1.15 per share purchase price. The Shares were issued to AMAGIC pursuant to an exemption from registration provided by Rule 506 of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 8, 2020, the Company entered into an underwriting agreement (the “June Underwriting Agreement”) with Maxim pursuant to which Maxim agreed to underwrite the public offering (the “June Offering”) of 13,333,333 shares (the “Shares”) of the Company’s Class A common stock at a public offering price of $0.75 per share. National acted as co-manager of the June Offering. The June Offering closed on June 11, 2020, with the Company’s sale of the Shares for gross proceeds of $10,000,000. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 2,000,000 shares of Class A common stock at the public offering price less discounts and commissions (the “June Over-Allotment Option”). The June Over-Allotment Option was exercised in full on June 24, 2020, for additional proceeds of $1,500,000, through the sale of an additional 1,999,667 shares of Class A common stock. Maxim acted as sole-bookrunner and National acted as co-manager for the Offering. Gross proceeds, before underwriting discounts and commissions and estimated offering expenses, totaled $11.5 million. As compensation for underwriting the Offering, Maxim and National together received an underwriting discount of 7% of the Offering and the Over-Allotment Option and were reimbursed for up to $85,000 in underwriting expenses. The June Offering was conducted pursuant to the Company’s registration statement on Form S-1 (SEC File No. 333-238634) previously filed with and subsequently declared effective by the SEC.

On February 4, 2020, we and Lind Global Marco Fund, LP (the “Investor” or “Lind”) entered into a purchase agreement (the “2020 SPA”) pursuant to which we received $750,000 in exchange for the issuance to Lind of (1) an $825,000 convertible promissory note, payable at an 8% interest rate, compounded monthly (the “2020 Note”), (2) certain shares of restricted Company Class A common stock valued at $60,000, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended February 4, 2020, and (3) a commitment fee of $26,250. The Note matures over 24 months, with repayment commencing on August 4, 2020, after which time the Company will be obligated to make monthly payments of $45,833 (the “Monthly Payments”), plus interest. Interest payments owed under the 2020 Note (the “Interest Payments”) began accruing on the one-month anniversary of the issuance of the Note, however such accrued Interest Payments, which may be paid in either conversion shares or cash, did not become until after the six month anniversary of the Note’s issuance. We may make the Monthly Payments and any Interest Payments in shares of the Company’s Class A common stock so long as such shares are either registered for resale under the Securities Act of 1933, as amended, or may be sold without restriction pursuant to Rule 144 thereunder. As such, the Monthly Payments may be subject to reduction in any month by any amounts converted into the Company’s Class A common stock. In connection with this transaction the Company and Lind amended and restated the $4,400,000 note and the $1,375,000 note referred to below that we issued to Lind in March and December 2019, respectively, to provide that we would not make any payments under the Lind notes in the form of Class A Common Stock if such payments could cause the Company to violate any rules of the Nasdaq Capital Market. In addition, on February 4, 2020, we and Lind entered into a second amended and restated security agreement for purposes of amending and restating a prior security agreement, dated as of December 13, 2019. Also, Sallyport Commercial Finance, LLC, as first lien creditor, and Lind, as second lien creditor, entered into a second amended and restated intercreditor agreement for purposes of amending and restating the intercreditor agreement between the parties, dated as of December 13, 2019, in order to reaffirm and confirm the relative priority of each creditor’s respective security interests in our assets.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity and capital resources.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in the notes to the unaudited condensed consolidated financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

1.	Revenue recognition

2.	Business acquisitions

3.	Goodwill and Intangible assets

4.	Share-based compensation expense

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses described in our 2020 Annual Report on Form 10-K.

Notwithstanding the existence of the material weaknesses, we believe that the consolidated financial statements included in this report fairly present in accordance with U.S. GAAP, in all material respects, our financial condition, results of operations and cash flows for the periods presented in this report.

Limitations on Effectiveness of Controls.

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

There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Company has experienced challenges within the global supply chain which has impacted the business in three key areas: (i) movement and/or delay in production schedules due to component shortages, (ii) continued delays to global shipping and receipt of goods and (iii) increased shipping costs which has reduced gross profit margin. In addition, there is presently a global silicon chip supply shortage that could potentially cause disruptions in our supply chain. While the Company’s business has not yet been affected by such disruption, in the event any of our suppliers experience such supply chain disruption, there is potential that such disruption could ultimately affect our ability to timely obtain and deliver finished goods and products.

For additional risk factors pertinent our business please refer to the Part I Item 1A of the Company’s 2020 Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES

On January 29, 2021, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D thereunder, the Company issued 793,375 shares of Class A common stock to Amagic Holographics Inc., an affiliate of K Laser Technology Inc. (“K Laser”) in exchange for cancellation of $1,983,436 in accounts payable owed by the Company to K Laser’s affiliate.

On March 24, 2021 we entered into a share redemption and conversion agreement with the former Sahara Presentation Systems PLC (“Sahara”) shareholders. Under the agreement, the Company has an option to redeem and purchase from such preferred stockholders on or before June 30, 2021 all of the shares of Series B preferred stock for £11,508,495 (or approximately $15,876,084) being the stated or liquidation value of the Series B preferred stock plus (b) accrued dividends from January 1, 2021 to the date of purchase. In addition, the holders of 96% of the Series C preferred stock agreed to convert those shares into 7,630,699 shares of our Class A Common Stock at a conversion price of $1.66 per share. In the event that we do not complete the conversion and redemption by June 30, 2021, and the Sahara shareholders do not agree to an extension, the redemption and conversion agreement will terminate without liability by any party.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit

10.1	Share Purchase Agreement, dated March 19, 2021, between Sahara Holdings Ltd., Clevertouch BV and Karel Callens.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXLIGHT CORPORATION

May 13, 2021	By:	/s/ Michael Pope
Michael Pope
Chief Executive Officer

May 13, 2021	By:	/s/ PATRICK FOLEY
Patrick Foley
Chief Financial Officer (Principal Financial and Accounting Officer)

