Form 10-Q
period 2021-06-30
Boxlight Corp
filed 2021-08-12
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

OR

☐	Transition Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on August 10, 2021 was 59,857,183.

BOXLIGHT CORPORATION

PART I. Financial Information

Item 1. Financial Statements

Boxlight Corporation

Consolidated Condensed Statements of Operations and Comprehensive Loss

For the six months ended June 30, 2021 and 2020

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues, net	$46,754	$7,828	$80,177	$13,551
Cost of revenues	33,920	5,137	58,791	9,269
Gross profit	12,834	2,691	21,386	4,282

Operating expense:
General and administrative expenses	10,800	3,200	20,911	7,137
Research and development	481	285	955	602
Total operating expense	11,281	3,485	21,866	7,739

Income (loss) from operations	1,553	(794)	(480)	(3,457)

Other income (expense):
Interest expense, net	(764)	(628)	(1,782)	(1,088)
Other income, net	5	17	20	76
Changes in fair value of derivative liabilities	41	(74)	(225)	(46)
(Loss) gain from settlements of liabilities	(533)	53	(2,378)	1,139
Total other income (expense)	(1,251)	(632)	(4,365)	81

Income (loss) before income taxes	$302	$(1,426)	$(4,845)	$(3,376)
Income tax expense	(2,522)	-	(2,543)	-
Net loss	$(2,220)	$(1,426)	$(7,388)	$(3,376)
Fixed dividends - Series B Preferred	(317)	-	(635)	-
Deemed Contribution -Series B Preferred	367	-	367	-
Net loss attributable to common stockholders	$(2,170)	$(1,426)	$(7,656)	$(3,376)

Comprehensive loss:
Net loss	$(2,220)	$(1,426)	$(7,388)	$(3,376)
Foreign currency translation gain (loss)	530	(5)	269	(108)
Total comprehensive loss	$(1,690)	$(1,431)	$(7,119)	$(3,484)

Net loss per common share – basic and diluted	$(0.04)	$(0.08)	$(0.13)	$(0.22)
Weighted average number of common shares outstanding – basic and diluted	57,871	17,637	56,518	15,066

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Balance Sheets

As of June 30, 2021 and December 31, 2020

(Unaudited)

(in thousands)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$7,437	$13,460
Accounts receivable – trade, net of allowances	36,115	20,869
Inventories, net of reserves	20,870	20,913
Prepaid expenses and other current assets	13,463	6,161
Total current assets	77,885	61,403

Property and equipment, net of accumulated depreciation	584	562
Intangible assets, net of accumulated amortization	53,306	55,156
Goodwill	23,352	22,742
Other assets	170	90
Total assets	$155,297	$139,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$26,107	$14,246
Accounts payable and accrued expenses – related parties	-	1,967
Short-term debt	16,485	16,817
Earn-out payable – related party	-	119
Deferred revenues – short-term	6,197	5,671
Derivative liabilities	536	363
Other short-term liabilities	1,857	1,209
Total current liabilities	51,182	40,392

Deferred revenues – long-term	12,334	10,482
Long-term debt	2,392	7,831
Deferred tax liability	9,375	7,902
Other long-term liabilities	365	2
Total liabilities	75,648	66,609

Commitments and contingencies (Note 13)

Mezzanine equity:
Preferred Series B	16,146	16,513
Preferred Series C	12,363	12,363
Total mezzanine equity	28,509	28,876

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 167,972 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 59,102,072 and 53,343,518 Class A shares issued and outstanding, respectively	6	6
Additional paid-in capital	100,559	86,768
Accumulated deficit	(54,886)	(47,498)
Accumulated other comprehensive loss	5,461	5,192
Total stockholders’ equity	51,140	44,468

Total liabilities and stockholders’ equity	$155,297	$139,953

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Changes in Stockholders’ Equity

For the three and six Months Ended June 30, 2021

(Unaudited)

(in thousands)

	Series A		Class A		Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance as of December 31, 2020	168	$-	53,344	$5	$86,768	$5,192	$(47,498)	$44,468

Shares issued for:

Stock options exercised	-	-	322	-	247	-	-	247

Conversion of accounts payable liabilities	-	-	793		1,626	-	-	1,626
Conversion of debt obligations	-	-	2,251	1	6,033	-	-	6,034

Conversion of Restricted Shares	-	-	59	-	-	-	-	-
Warrants exercised	-	-	21	-	51	-	-	51
Stock compensation	-	-	-	-	677	-	-	677
Foreign currency translation adjustment	-	-	-	-	-	(261)	-	(261)
Fixed dividends Preferred Series B	-	-	-	-	(317)	-	-	(317)
Net loss	-	-	-	-	-	-	(5,168)	(5,168)

Balance as of March 31, 2021	168	-	56,787	$6	$95,084	$4,931	$(52,666)	$47,355

Shares issued for:

Conversion of debt obligations	-	-	1,688	-	3,839	-	-	3,839

Conversion of Restricted Shares	-	-	484	-	-	-	-	-

Stock compensation	-	-	-	-	1,182	-	-	1,182
Shares issued for Interactive Concepts acquisition	-	-	143	-	404	-	-	404
Foreign currency translation income	-	-	-	-	-	530	-	530

Deemed Contribution - Preferred Series B	-	-	-	-	367	-	-	367

Fixed dividends - Preferred Series B	-	-	-	-	(317)	-	-	(317)
Net loss	-	-	-	-	-	-	(2,220)	(2,220)
								-
Balance as of June 30, 2021	168	$-	59,102	$6	$100,559	$5,461	$(54,886)	$51,140

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Changes in Stockholders’ Equity

For the three and six Months Ended June 30, 2020

(Unaudited)

(in thousands)

		Series A				Class A		Additional		Accumulated Other
		Preferred Stock				Common Stock		Paid-in		Comprehensive		Accumulated
		Shares		Amount		Shares	Amount	Capital		Income		Deficit	Total

Balance as of December 31, 2019		168		$-		11,699	$-	$30,736		$(38)		$(31,346)	$(648)

Shares issued for:

Stock options exercised		-		-		-	-	-		-		-	-

In lieu of payment for services rendered	-		-		-	7	-	8		-		-	8

Conversion of accounts payable liabilities	-	-		-		1,333	-	567			-	-	567

Conversion of debt obligations		-		-		832	-	1,182		-		-	1,182

Conversion of Restricted Shares		-		-		-	-	-		-		-	-
Warrants exercised		-		-		-	-	-		-		-	-
Stock compensation		-		-		-	-	271		-		-	271
Foreign currency translation adjustment		-		-		-	-	-		(103)		-	(103)
Net loss		-		-		-	-	-		-		(1,950)	(1,950)

Balance as of March 31, 2020		168		-		13,871	$1	$32,764		$(141)		$(33,296)	$(673)

Shares issued for:

Conversion of accounts payable liabilities		-		-		870	-	703		-		-	703

Conversion of debt obligations		-		-		1,588	-	1,189			-	-	1,189

Conversion of Restricted Shares		-		-		52	-	-		-		-	-

Stock compensation		-		-		-	-	249		-		-	249
Shares issued for Stemify acquisition		-		-		143	-	100		-		-	100
Public offering	-	-		-		15,333	2	10,592		-		-	10,594

Foreign currency translation		-		-		-	-		-	(5)		-	(5)
Net loss		-		-		-	-	-		-		(1,426)	(1,426)
													-
Balance as of June 30, 2020		168		$-		31,857	$3	$45,597		$(146)		$(34,722)	$10,731

Boxlight Corporation

Consolidated Condensed Statements of Cash Flows

For the six Months Ended June 30, 2021 and 2020

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020

Cash flows from operating activities:
Net loss	$(7,388)	$(3,376)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Amortization of debt discount and issuance cost	1,061	407
Bad debt (recovery) expense	(195)	93
Loss (gain) on settlement of liabilities	2,378	(1,139)
Change in allowance for sales returns and volume rebate	327	(69)
Change in inventory reserve	(33)	(21)
Change in deferred tax assets and liabilities	1,243	-
Change in fair value of derivative liability	225	46
Change in fair value of earn-out payable	-	4
Shares issued for interest payment on notes payable	373	147
Stock compensation expense	1,859	520
Other share-based payments	-	8
Depreciation and amortization	3,567	440
Changes in operating assets and liabilities:
Accounts receivable – trade	(14,560)	(1,716)
Inventories	37	508
Prepaid expenses and other current assets	(7,282)	(1,407)
Other assets	(83)	(6)
Accounts payable and accrued expenses	10,950	(196)
Warranty liability	(87)	(10)
Accounts payable and accrued expenses - related parties	16	190
Other short-term liabilities	483	(1)
Deferred revenues	2,535	(627)
Other liabilities	4	(9)
Net cash used in operating activities	$(4,570)	$(6,213)

Cash flows from investing activities:
Business acquisitions (net of cash acquired)	(685)	(99)
Settlement of earn out obligations	(119)	-
Purchases of furniture and fixtures	(48)	-
Net cash used in investing activities	(852)	(99)

Cash flows from financing activities:
Net Proceeds from issuance of common stock	-	10,694
Proceeds from payment protection plan loan	-	1,008
Proceeds from short-term debt	17,350	5,667
Principal payments on short-term debt	(17,417)	(6,697)
Proceeds from convertible debt	-	750
Proceeds from the exercise of stock options and warrants	245	-
Debt issuance costs	-	(41)
Payments of fixed dividends - Series B Preferred	(317)	-
Net cash (used in) provided by financing activities	$(139)	$11,381

Effect of foreign currency exchange rates	(463)	(109)

Net (decrease) increase in cash and cash equivalents	(6,023)	4,960

Cash and cash equivalents, beginning of the period	13,460	1,173

Cash and cash equivalents, end of the period	$7,437	$6,133

Supplemental cash flow disclosures:

Cash paid for income taxes	$1,031	$-
Cash paid for interest	$1,368	$887

Non-cash investing and financing transactions:
Shares issued to settle accounts payable	$1,626	$1,269
Shares issued for conversion of notes payable and accrued interest	$9,872	$2,371
Shares issued for Interactive Concepts acquisition	$403	$-
Exercise of warrants	$51	$-
Declared but unpaid fixed dividends - Series B Preferred	$317	$-
Deemed contribution - Series B Preferred	$367	$-
Deferred consideration for Interactive acquisition	$537	$-
Notes payable issued as consideration for acquisition of MyStemKit	$-	$350

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

The accompanying unaudited consolidated condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim unaudited consolidated condensed financial information and interim financial reporting guidelines and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated condensed financial statements. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2020 and notes thereto contained in the Company’s Annual Report on Form 10-K. Certain information and note disclosures normally included in consolidated financial statements have been condensed. The December 31, 2020 balance sheet included herein was derived from the audited consolidated financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for 2020 contained in the Annual Report on Form 10-K, filed with the SEC on March 31, 2021, describes the significant accounting policies that the Company used in preparing our consolidated condensed financial statements. On an ongoing basis, the Company evaluates our estimates, including, but not limited to, those related to revenue/reserves and allowances. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2021
Derivative liabilities - warrant instruments	$-	$-	$536	$536
Earn-out payable – related party	-	-	-	-

			$536	$536

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2020
Derivative liabilities - warrant instruments	$-	$-	$363	$363
Earn-out payable – related party	-	-	119	119

			$482	$482

The following table shows the change in the Company’s warrant instruments rollforward for the six months ended June 30, 2021:

Amount (in thousands)
Balance, December 31, 2020	$363
Exercise of warrants	(51)
Change in fair value of derivative liabilities	224

Balance, June 30, 2021	$536

The following table shows the change in the Company’s earn-out payable rollforward for the six months ended June 30, 2021:

Amount (in thousands)
Balance, December 31, 2020	$119
Settlement of earn-out payable	(119)

Balance, June 30, 2021	$-

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

Customer Financing Arrangements

Through a third-party leasing partner we provide financing programs that are designed to offer customers a variety of options to purchase interactive technology solutions whereby customers enter into purchase agreements with us and a separate financing or leasing contract with a third-party lender, who advances the proceeds from the sale to us upon contract execution and shipment of goods. The sales to the customer are final and the Company bears no risk of loss regarding subsequent payments.

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

Contract Balances

The timing of invoicing to customers often differs from the timing of revenue recognition and these timing differences can result in receivables, contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. Fees for the Company’s product and most service contracts are fixed, except as adjusted for rebate programs when applicable, and are generally due within 30-60 days of contract execution. Fees for installation, training, and professional development services are fixed and generally become due as the services are performed. The Company has an established history of collecting under the terms of its contracts without providing refunds or concessions to its customers. The Company’s contractual payment terms do not vary when products are bundled with services that are provided over multiple years. In these contracts where services are expected to be transferred on an ongoing basis for several years after the related payment, the Company has determined that the contracts generally do not include a significant financing component. The upfront invoicing terms are designed 1) to provide customers with a predictable way to purchase products and services where the payment is due in the same timeframe as when the products, which constitute the predominant portion of the contractual value, are transferred, and 2) to ensure that the customer continues to use the related services, so that the customer will receive the optimal benefit from the products during the course of such product’s lifetime. Additionally, the Company has elected the practical expedient to exclude any financing component from consideration for contracts where, at contract inception, the period between the transfer of services and the timing of the related payment is not expected to exceed one year.

The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company has no material contract assets on June 30, 2021 or December 31, 2020. During the six months ended June 30, 2021 and June 30, 2020, the Company recognized $1.5 million and $0.7 million, respectively of revenue that was included in the deferred revenue balance as of December 31, 2020 and December 31, 2019, respectively.

Variable Consideration

The Company’s otherwise fixed consideration in its customer contracts may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly for “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering or otherwise determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method based on historical experience and are measured at each reporting date. There was no material revenue recognized in Q2 of 2021 related to changes in estimated variable consideration that existed at December 31, 2020.

Remaining Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of June 30, 2021 and December 31, 2020, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $18.5 million and $16.1 million, respectively. The Company expects to recognize revenue on 16% of the remaining performance obligations during the 3rd and 4th quarters of 2021, 32% in 2022, 41% in 2023 and 2024, with the remaining 11% recognized thereafter.

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

	Three Months Ended		Six Months Ended
	June 30, 2021 (in thousands)		June 30, 2020 (in thousands)
	2021	2020	2021	2020

Product Revenues:
Hardware	$43,145	$6,656	$73,905	$11,446
Software	1,818	287	2,685	445
Service Revenues:
Professional Services	205	354	475	696
Maintenance and Subscription Services	1,586	531	3,112	964
	$46,754	$7,828	$80,177	$13,551

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

Certain sales commissions incurred by the Company are determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would be recognized over a period that is one year or less, the Company has elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Total deferred commissions, net of accumulated amortization was $207 thousand at June 30, 2021.

SUBSEQUENT EVENTS

We reviewed all material events through the date on which these consolidated condensed financial statements were issued for subsequent event disclosure consideration as described in Note 15.

NEW ACCOUNTING STANDARDS

In May 2021, the FASB issued ASU No. 2021-04, “Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.” The FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this will be effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently evaluating the impact that this standard will have on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The new guidance simplifies the accounting for certain convertible instruments and for contracts in an entity’s own equity. Key provisions include the elimination of the “cash conversion” guidance and the “beneficial conversion feature” guidance in ASC 470-20 as well as a simplification of the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification by removing certain conditions in ASC 815-40-25. Since the Company is an Emerging Growth Company, the ASU is not effective until annual reporting periods beginning after December 15, 2023. Earlier application is permitted. The Company is currently evaluating the impact that this standard will have on its financial statements, and whether it will adopt the new standard earlier than January 2024.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses” (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new guidance replaces the incurred loss methodology with the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade accounts receivable. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842. This new guidance changes the impairment model for most financial assets and certain other instruments. Since the Company is an Emerging Growth Company, the ASU is not effective until fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. The Company continues to evaluate the impact that this standard will have, if any, on its financial statements.

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

There were various other accounting standards and interpretations issued recently, some of which although applicable, are expected to a have a material impact on our financial position, operations, or cash flows.

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

The following table summarizes the estimated acquisition date fair values of the net assets acquired and liabilities assumed, and the estimate of the fair value of consideration paid:

(in thousands)
Assets acquired:
Cash	$1,647
Accounts receivable	1,045
Inventories	191
Property and equipment	37
Total assets acquired	2,920

Accounts payable and accrued expenses	(821)
Deferred tax liability	(230)
Total liabilities assumed	(1,051)

Net tangible assets acquired	1,869

Identifiable intangible assets:
Tradename	220
Customer relationships	745
Total intangible assets subject to amortization	965

Goodwill	439

Total net assets acquired	$3,273

Consideration paid:
Cash	$1,795
Deferred cash consideration	1,075
Common shares issued	403

Total consideration paid	$3,273

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

As consideration for the purchase of Sahara, the Company transferred GBP 74.0 million (approximately USD $94.9 million) in the form of GBP 52.0 million (approximately USD $66.7 million) in cash and GBP 22.0 million (approximately USD $28.2 million) in our Series B convertible preferred stock and our Series C convertible preferred stock. The convertible preferred stock was comprised of 1,586,620 shares of Series B convertible redeemable preferred stock (the “Series B Preferred Stock”) and 1,320,850 shares of Series C convertible redeemable preferred stock (the “Series C Preferred Stock”). The fair value of the preferred shares issued was $16.5 million and $12.4 million for the Series B Preferred Stock and Series C Preferred Stock, respectively. See further discussion of the features of the preferred shares in Note 10.

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

The results of operations of Sahara following the acquisition are included in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the six months ended June 30, 2021.

Pro Forma Financial Results

The following unaudited pro forma information reflects our consolidated results of operations for the three and six months ending June 30, 2020 as if the acquisition of Sahara had taken place on January 1, 2020. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the acquisition actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated costs savings from synergies or other operational improvements. The nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination are included in the pro forma revenue and net earnings reflected below.

	Three months ended June 30, 2020
	(Unaudited) in thousands As Reported	(Unaudited) in thousands Proforma
Revenues, net	$7,828	$28,819
Net loss attributable to common shareholders	$(1,425)	$(1,148)

	Six months ended June 30, 2020
	(Unaudited) in thousands As Reported	(Unaudited) in thousands Proforma
Revenues, net	$13,551	$52,557
Net loss attributable to common shareholders	$(3,376)	$(5,043)

NOTE 3 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	2021	2020

Accounts receivable – trade	$36,932	$21,768
Allowance for doubtful accounts	(279)	(473)
Allowance for sales returns and volume rebates	(538)	(426)

Accounts receivable - trade, net of allowances	$36,115	$20,869

NOTE 4 – INVENTORIES

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

Inventories consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	2021	2020

Finished goods	$21,041	$20,997
Spare parts	261	265
Reserve for inventory obsolescence	(432)	(349)

Inventories, net	$20,870	$20,913

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	2021	2020

Prepayments to vendors	$12,006	$5,727
Prepaid licenses and other	858	339
Unbilled revenue	599	95
Prepaid expenses and other current assets	$13,463	$6,161

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	Useful lives	2021	2020

Patents	7 years	$182	$182
Customer relationships	10-15 years	48,025	46,614
Technology	3 years	3,900	3,900
Domain	7 years	14	14
Tradenames	2-10 years	9,902	9,682

Intangible assets, at cost		62,023	60,392
Accumulated amortization		(8,717)	(5,236)

Intangible assets, net of accumulated amortization		$53,306	$55,156

For the six months ended June 30, 2021 and 2020, the Company recorded amortization expense of $3.5 million and $431 thousand, respectively.

NOTE 7 – DEBT

The following is a summary of our debt as of June 30, 2021 and December 31, 2020:

	2021	2020
Debt – Third Parties
Note payable – Lind Global	$14,321	$21,085
Paycheck Protection Program	1,008	1,008
Accounts receivable financing – Sallyport Commercial	4,445	4,512
Note payable – STEM Education Holdings	175	175
Total debt	19,949	26,780
Less: Discount and issuance cost – Lind Global	1,072	2,132
Current portion of debt	16,485	16,817
Long-term debt	$2,392	$7,831

Total debt (net of discount)	$18,877	$24,648

Debt - Third Parties:

Lind Global Marco Fund and Lind Global Asset Management

On February 4, 2020, the Company and Lind Global Macro Fund L.P. (“Lind”) entered into a second securities purchase agreement pursuant to which the Company received $750 thousand in exchange for the issuance to Lind of (1) $825 thousand convertible promissory note, payable at an 8% interest rate, compounded monthly, (2) certain shares of restricted Class A common stock valued at $60 thousand, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended February 4, 2020, and (3) a commitment fee of $26.25 thousand. The Note matures over 24 months, with repayment that commenced on August 4, 2020, after which time the Company is obligated to make monthly payments of $45,833 thousand plus interest. Interest accrued during the first six months of the note, after which time the interest payments, including accrued interest is payable monthly in either conversion shares or in cash. A commitment fee in the amount of $26 thousand was paid to Lind, along with legal fees in the amount of $15 thousand. The Company paid Lind $60 thousand for closing fees by issuing 44,557 shares of restricted Class A common stock.

On September 21, 2020, the Company and Lind Global Asset Management, LLC (“Lind Global”) entered into a securities purchase agreement (the “Lind SPA”) pursuant to which the Company received $20.0 million in exchange for the issuance to Lind of (1) a $22.0 million convertible promissory note, payable at a 4% interest rate, compounded monthly, (2) 310,399 shares of restricted Class A common stock valued at $900 thousand, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended September 21, 2020, and (3) a commitment fee of $400 thousand. The Note matures over 24 months, with repayment commencing on November 22, 2020, after which time the Company became obligated to make monthly payments of $1.0 million, plus interest. Interest accrued during the first two months of the note, after which time the interest payments, including accrued interest is payable monthly in either conversion shares or in cash. The commitment fee in the amount of $400 thousand was paid to Lind Global, along with legal fees in the amount of $20 thousand. The Company paid Lind $500 thousand for closing fees by issuing 310,399 shares of Class A common stock. The shares of Class A common stock issuable to Lind under the Note are registered pursuant to our effective shelf registration statement on Form S-3.

During the six months ended June 30, 2021, the Company repaid combined principal of $6.8 million and interest of $373 thousand to Lind and Lind Global by issuing a total of 3.9 million shares Class A common stock with an aggregate value of $9.9 million to Lind and recognized a $2.7 million loss.

Paycheck Protection Program Loan

On May 22, 2020, the Company received loan proceeds of $1.09 million under the Paycheck Protection Program (“PPP”) established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The loans and accrued interest received under the PPP are forgivable to the extent borrowers use the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains their payroll levels during the designated period prior to which the PPP would otherwise be repayable. The Company used the proceeds for purposes consistent with the PPP. During 2020, the Company applied for forgiveness in the amount of $837 thousand of the original PPP loan and is presently still awaiting a decision from the Small Business Administration. The unforgiven portion of the PPP loan is payable over two years at an interest rate of 1%, with a deferral of payments for the first six months.

Everest Display, Inc.

On June 22, 2020, the Company entered into an agreement with Everest Display, Inc., a Taiwan corporation (“EDI”), and EDI’s subsidiary, AMAGIC Holographics, Inc., a California corporation (“AMAGIC”), effective June 11, 2020, pursuant to which $1,000,000 in accounts payable owed by the Company to EDI was settled in exchange for the Company’s issuance of 869,565 shares (the “Shares”) of its Class A common stock to AMAGIC at a $1.15 per share purchase price. The Shares were issued to AMAGIC pursuant to an exemption from registration provided by Rule 506 of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On January 26, 2021, the Company entered into an agreement with EDI and EDI’s subsidiary, AMAGIC, pursuant to which $1,983,436 in accounts payable owed by the Company to EDI was settled in exchange for the Company’s issuance of 793,375 shares (the “2021 Shares”) of its Class A common stock to AMAGIC at a $2.50 per share purchase price. The 2021 Shares were issued to AMAGIC pursuant to an exemption from registration provided by Rule 506 of Regulation D under Section 4(a)(2) of the Securities Act.

Accounts Receivable Financing – Sallyport Commercial Finance

On September 30, 2020, Boxlight Inc., and EOS EDU LLC. entered into an asset-based lending agreement with Sallyport Commercial Finance, LLC (“Sallyport”), which agreement has a 12-month term (the “Term”). Pursuant to the agreement, Sallyport agreed to purchase 90% of the eligible accounts receivable of the Company during the Term with a right of recourse back to the Company if the receivables are not collectible. This agreement requires a minimum monthly sales volume of $1,250,000 with a maximum facility limit of $8,000,000. Advances against this agreement accrue interest at the rate of 3.50% in excess of the highest prime rate publicly announced from time to time with a floor of 3.25%. In addition, the Company is required to pay a daily audit fee of $950 per day. The Company granted Sallyport a security interest in all of the assets of Boxlight Inc. and Genesis Collaboration, LLC.

On July 20, 2021, Boxlight and Sallyport amended the Accounts Receivable Agreement (the “ARC Amendment”) for purposes of increasing the Maximum Facility Limit Amount to $13,000,000, as well as increasing the minimum monthly sales from $1,250,000 to $3,000,000. In exchange for entry into the ARC Amendment, Boxlight agreed to a fee of $50,000, representing one percent of the increased Maximum Facility Limit Amount. Other terms of the Accounts Receivable Agreement remain unchanged. On August 6, 2021, Boxlight and Sallyport entered into an additional amendment of the Accounts Receivable Agreement (the “Second ARC Amendment”), which further increased the Maximum Facility Limit Amount to $15,000,000. In exchange for entry into the Second ARC Amendment, Boxlight agreed to a fee of $20,000, representing one percent of the increased Maximum Facility Limit Amount. Other terms of the Accounts Receivable Agreement remain unchanged.

NOTE 8 – DERIVATIVE LIABILITIES

The Company determined that certain warrants to purchase common stock do not satisfy the criteria for classification as equity instruments due to the existence of certain net cash and non-fixed settlement provisions that are not within the sole control of the Company. Conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. Such warrants are measured at fair value at each reporting date, and the changes in fair value are included in determining net income (loss) for the period. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at June 30, 2021 and December 31, 2020:

June 30, 2021
Common stock issuable upon exercise of warrants	270,000
Market value of common stock on measurement date	$2.41
Exercise price	$0.43
Risk free interest rate (1)	0.06%
Expected life in years	0.50 years
Expected volatility (2)	102%
Expected dividend yields (3)	0%

December 31, 2020
Common stock issuable upon exercise of warrants	295,000
Market value of common stock on measurement date	$1.53
Exercise price	$0.42
Risk free interest rate (1)	0.13%
Expected life in years	1 year
Expected volatility (2)	160%
Expected dividend yields (3)	0%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The expected volatility was determined by calculating the volatility of the Company’s common stock.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities rollforward for the six months ended June 30, 2021 and 2020 (in thousands):

Amount
Balance, December 31, 2020	$363
Exercise of warrants	(51)
Change in fair value of derivative liabilities	224
Balance, June 30, 2021	$536

Amount
Balance, December 31, 2019	$146
Change in fair value of derivative liabilities	46
Balance, June 30, 2020	$192

The change in fair value of derivative liabilities includes losses from exercise price modifications.

NOTE 9 – INCOME TAXES

Pretax (loss) income resulting from domestic and foreign operations is as follows (in thousands):

	Three Months Ended June 30	Three Months Ended June 30,
	2021	2020
United States	$(105)	$(1,426)
Foreign	407	-
Total pretax book income, (loss)	302	$(1,426)

	Six Months Ended June 30	Six Months Ended June 30,
	2021	2020
United States	$(5,428)	$(3,376)
Foreign	583	-

Total pretax book loss	(4,845)	$(3,376)

The Company recorded income tax expense of $2.52 million and $2.54 million for the three and six months ended June 30, 2021, respectively. The company recorded a significant tax impact of $2.2 million this quarter to reflect a discrete event directly pertaining to the tax impact on our UK deferred tax liability associated with the intangible assets acquired as part of the Sahara business combination, and the effect of  a recent UK rate income tax rate change. Finance Bill 2021 (“the Bill”) provides for an increase in the UK statutory tax rate to 25% for taxpayers with profits over £250K beginning April 1, 2023. We expect this rate to apply to the earnings of our Sahara operations in the UK. The Bill received Royal Assent on June 10, 2021, and it is considered enacted on that date under U.S. GAAP. As such, we must reflect the tax impact as a discrete event in our second quarter results. The year-to-date effective tax rate is 6.94% and is relatively low due to the effect of net operating loss carryforwards associated with our legacy operations in the U.S.

The Company operates in the United States, United Kingdom, and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned.

Prior to the Sahara acquisition, the Company had a net deferred tax asset position in the United States, the United Kingdom, and other jurisdictions, primarily driven by net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the loss carryforward applies. The Company also depends on specific tax provisions in each jurisdiction that could impact utilization. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its history of cumulative losses in those jurisdictions, we believe it is appropriate to maintain a full valuation allowance on the Company’s net deferred tax asset at June 30, 2021 and December 31, 2020.

Due to the Sahara and Interactive Concepts acquisitions, the Company has recognized a net deferred tax liability for the acquired entities, primarily driven by acquired intangible assets for which it does not have tax basis in the jurisdictions in which operates (primarily the United Kingdom, the Netherlands, and the United States). The Company does not expect to qualify for any consolidated filing positions in any of these countries, so there is no ability to net the deferred tax liabilities of the Sahara companies against the deferred tax assets of the legacy Boxlight companies.

The tax years from 2016 to 2020 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has not identified any uncertain tax positions at this time.

During the second quarter of 2021, the Company became aware of a potential state tax exposure for failure to file minimum tax returns in a state for a number of years. The Company has tentatively agreed to the proposed tax assessment, but it is appealing the associated interest and penalty assessment. The Company has recorded an exposure item of $50K this quarter for its best estimate of the amount for which it will settle the exposure. This amount includes $20K of income tax and $30K of penalties and interest.

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

Issuance of preferred shares

Series A Preferred Stock

At the time of the Company’s initial public offering 250,000 shares of the Company’s non-voting convertible Series A preferred stock were issued to Vert Capital for the acquisition of Genesis. All of the Series A preferred stock was convertible into 398,406 shares of Class A common stock. On August 5, 2019, a total of 82,028 shares of Series A preferred stock were converted into a total of 130,721 shares of Class A common stock.

Series B Preferred Stock and Series C Preferred Stock

As discussed in Note 2 above, on September 25, 2020, in connection with the acquisition of Sahara, the Company issued 1,586,620 shares of Series B Preferred Stock and 1,320,850 shares of Series C Preferred Stock. The Series B Preferred Stock has a stated and liquidation value of $10.00 per share and pays a dividend out of the earnings and profits of the Company at the rate of 8% per annum, payable quarterly. The Series B Preferred Stock is convertible into the Company’s Class A common stock at a conversion price of $1.66 per share which was the closing price of the Company’s Class A common stock on the Nasdaq Stock Market on September 25, 2020 (the “Conversion Price”). Such conversion may occur either (i) at the option of the holder at any time after January 1, 2024 or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price). The Series C Preferred Stock has a stated and liquidation value of $10.00 per share and is convertible into the Company’s Class A common stock at the Conversion Price either (i) at the option of the holder at any time after January 1, 2026 or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price).

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

As disclosed in in Note 2, the aggregate estimated fair value of the Series B and C Preferred Stock of $28.9 million was included as part of the total $94.9 million consideration paid for the purchase of Sahara.

As the redemption features in the Series B Preferred Stock and Series C Preferred Stock are not solely within the control of the Company, the Company has classified the Series B Preferred Stock and Series C Preferred Stock as mezzanine or temporary equity in the Company’s condensed consolidated balance sheet.

On March 24, 2021 the Company entered into a share redemption and conversion agreement with certain holders of Series B and Series C preferred stock (the “Redemption Agreement”) which allows the Company to redeem and purchase each such stockholder’s shares of Series B preferred stock on or before June 30, 2021 for the stated or liquidation value of approximately £11.5 million (or approximately $15.9 million) plus accrued dividends from January 1, 2021 to the date of purchase. The same stockholders hold 96% of the Series C preferred stock. Upon redemption, the Series C shares would convert into approximately 7.6 million shares of Class A Common Stock at the stated conversion price of $1.66 per share.

On June 14, 2021, the Company entered into an amendment to the Redemption Agreement (the “Amended Redemption Agreement”) for purposes of extending the completion date to on or before December 31, 2021. In addition, the Amended Redemption Agreement changed the definition of “Redemption Payments” such that the redemption payment schedule would begin on or before May 31, 2021, for the quarter then ended and continue quarterly until the date of Completion.

In regard to these amendments the Company applied the accounting guidance from ASC 470-50 pertaining to determining whether an amendment to an equity-classified preferred share is an extinguishment or modification, and concluded that the Amended Redemption Agreement on June 14, 2021, as it effected the Series B Preferred Stock, resulted in an extinguishment of the original equity instruments subject to redemption agreement. Accordingly, the Series B Preferred Stock subject to the Amended Redemption Agreement was recorded at its fair value as of June 14, 2021, and a $367 thousand deemed contribution was credited to additional-paid-in-capital. With the Redemption Agreement, the Series B Preferred Stock includes a beneficial conversion feature, but in accordance with ASC 470-20, since it is dependent upon contingencies that are not solely in the control of the holder, the beneficial conversion feature was not recognized for accounting purposes.

Common Stock

The Company’s common stock consists of 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock would automatically convert into shares of Class A common stock. As of June 30, 2021 and December 31, 2020, the Company had 59,102,072 and 53,343,518 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at June 30, 2021 or December 31, 2020.

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

Debt Conversion

During the six months ended June 30, 2021, the Company repaid principal of $6.8 million and interest of $373 thousand by issuing 3.9 million shares Class A common stock with an aggregate value of $9.9 million to Lind and recognized a $2.7 million loss.

Accounts Payable and Other Liabilities Conversions

During the six months ended June 30, 2021, the Company converted $2.0 million of EDI accounts payable in exchange for 793 thousand shares of Class A common stock with an aggregate value of $1.6 million and recognized a $357 thousand gain.

Compensation

During the six months ended June 30, 2021 and in accordance with the terms of his employment agreement, Michael Pope, our Chairman and Chief Executive Officer, received 875,000 shares of restricted Class A common stock, which shares remain subject to certain vesting conditions. The shares will vest in substantially equal monthly installments over a period of 12 months.

Exercise of stock options

During the six months ended June 30, 2021, options to purchase a total of 322 thousand shares of Class A common stock were exercised.

NOTE 11 – STOCK COMPENSATION

The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees and consultants of the Company or a subsidiary of the Company under the Company’s 2021 Equity Incentive Plan and 2014 Equity Inventive Plan, as amended (together “Equity Incentive Plans”), in the aggregate were 5,000,000 and 116,837 shares, respectively. The 2021 Equity Incentive Plan was approved by the Company’s Board on April 12, 2021 and approved by the shareholders at the Company’s Annual Shareholders Meeting held on June 11, 2021. All grants made under the Equity Incentive Plans must be approved by the Company’s Board prior to issuance.

Stock Options

Under our stock option program, pursuant to the Equity Incentive Plans, an employee receives an award that provides the opportunity in the future to purchase the Company’s shares at the market price of our stock on the date the award is granted (the strike price). The options become exercisable over a range of immediately vested to four-year vesting periods and expire five years from the grant date, unless stated differently in the option agreements, if they are not exercised. Stock options have no financial statement effect on the date they are granted but rather are reflected over time through compensation expense. We record compensation expense based on the estimated fair value of the awards which is amortized as compensation expense on a straight-line basis over the vesting period. Accordingly, total expense related to the award is reduced by the fair value of options that are forfeited by employees that leave the Company prior to vesting.

The following is a summary of the option activities during the six months ended June 30, 2021:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2020	4,850,784	$1.76	3.51
Granted	-	-	-
Exercised	(322,143)	0.77
Cancelled	(275,625)	1.02
Outstanding, June 30, 2021	4,253,015	$1.88	2.86
Exercisable, June 30, 2021	2,729,205	$2.39	2.24

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. As of June 30, 2021 and December 31, 2020, the stock options had an intrinsic value of approximately $5.3 million and $2.9 million, respectively.

Restricted Stock Units

Under our Equity Incentive Plans the Company may grant restricted stock units (“RSUs”) to certain employees and non-employee directors. Upon granting the RSUs, the Company recognizes a fixed compensation expense equal to the fair market value of the underlying shares of RSUs granted on a straight-line basis over the requisite services period for the RSUs. Compensation expense related to the RSUs is reduced by the fair value of units that are forfeited by employees that leave the Company prior to vesting. The restricted stock units vest over a range of immediately vested to four-year vesting periods in accordance with the terms of the applicable RSU grant agreement.

The following is a summary of the restricted stock activities during the six months ended June 30, 2021.

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	2,721,347	$1.62
Granted	1,005,790	2.83
Vested	(696,612)	1.95
Outstanding, June 30, 2021	3,030,525	$1.95

On February 24, 2021, the Company granted an aggregate of 130,547 RSUs to its board members. These RSUs vest ratably over one year and had an aggregated fair value of approximately $374 thousand on the grant date.

In addition, on March 20, 2021, the Company granted an aggregate of 875,245 shares of restricted common stock to Michael Pope, CEO and Chairman, pursuant to his employment agreement. These shares were issued pursuant to the 2014 Equity Incentive Plan, vest ratably over one year, are issued monthly as they vest, and had an aggregated fair value of approximately $2.5 million on the grant date.

Warrants

Following is a summary of the warrant activities during the six months ended June 30, 2021:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2020	365,000	$1.44	1.27
Granted	-
Exercised	(20,749)	0.42	-
Outstanding, June 30, 2021	344,251	$1.52	0.80
Exercisable, June 30, 2021	326,000	$1.55	0.67

Stock compensation expense

For the six months ended June 30, 2021 and 2020, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	2021	2020
Stock options	$391	$499
Restricted stock units	1,467	21
Warrants	1	-
Total stock compensation expense	$1,859	$520

As of June 30, 2021, there was approximately $6.8 million of unrecognized compensation expense related to unvested options, restricted stock units, and warrants, which will be amortized over the remaining vesting period. Of that total, approximately $2.0 million is estimated to be recorded as compensation expense in the remaining six months of 2021.

NOTE 12 – RELATED PARTY TRANSACTIONS

Management Agreement

On January 31, 2018, the Company entered into a management agreement (the “Management Agreement”) with an entity owned and controlled by our Chief Executive Officer and Chairman, Michael Pope. The Management Agreement is separate and apart from Mr. Pope’s employment agreement with the Company. Under the Management Agreement, effective as of the first day of the same month that Mr. Pope’s employment with the Company shall terminate. Thereafter, and for a term of 13 months, Mr. Pope shall provide consulting services to the Company including sourcing and analyzing strategic acquisitions, assisting with financing activities, and other services. As consideration for the services provided, the Company shall pay a management fee equal to 0.375% of the consolidated net revenues of the Company, payable in monthly installments, not to exceed $250,000 in any calendar year. At his option, Mr. Pope may defer payment until the end of each year and receive payment in the form of shares of Class A common stock of the Company.

On June 21, 2018, the Company issued a warrant to purchase 270,000 Class A common stock, at an exercise price of $1.20 per share, to an entity wholly owned by Mr. Pope in exchange for the cancellation of a warrant that had been issued to in November 2014 as compensation for certain advisory services rendered.

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

For the six months ended June 30, 2021 and 2020, aggregate rent expense was $984 thousand and $220 thousand respectively.

Purchase Commitments

The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. As of June 30, 2021 the total amount of such open inventory purchase orders was $63.9 million.

NOTE 14 – CUSTOMER AND SUPPLIER CONCENTRATION

There were two customers that account for greater than 10% of the Company’s consolidated revenues for the six months ended June 30, 2021. Details are as follows:

Customer	Total revenues from the customer as a percentage of total revenues for the six months ended June 30, 2021	Accounts receivable from this customer as of June 30, 2021 (in thousands)
1	11.1%	$5,544
2	10.1%	$6,135

For the six months ended June 30, 2021, the Company’s purchases were concentrated amongst two vendors. Details are as follows:

Vendor	Total purchases from the vendor as a percentage of total cost of sales for the six months ended June 30, 2021	Accounts payable (prepayment) to the vendor as of June 30, 2021 (in thousands)
1	35.8%	$611
2	23.8%	$5,002

The Company believes there are other suppliers that could be substituted should the above cited suppliers become unavailable or non-competitive.

NOTE 15 – SUBSEQUENT EVENTS

Financing Arrangements

As previously disclosed, Boxlight Corporation entered into an accounts receivable agreement, effective September 30, 2020 (the “Accounts Receivable Agreement”), between Sallyport Commercial Finance LLC (“Sallyport”) and the Company’s subsidiaries. Under the terms of the Accounts Receivable Agreement, the Subsidiaries were originally able to sell up to $6,000,000 (the “Maximum Facility Limit Amount”) of eligible accounts receivable that are accepted by Sallyport for up to 90% of the face amount of each such eligible account. On July 20, 2021, Boxlight and Sallyport amended the Accounts Receivable Agreement (the “ARC Amendment”) for purposes of increasing the Maximum Facility Limit Amount to $13,000,000, as well as increasing the minimum monthly sales from $1,250,000 to $3,000,000. In exchange for entry into the ARC Amendment, Boxlight agreed to pay a fee of $50,000, representing one percent of the increased Maximum Facility Limit Amount. Other terms of the Accounts Receivable Agreement remain unchanged. On August 6, 2021, Boxlight and Sallyport entered into an additional amendment of the Accounts Receivable Agreement (the “Second ARC Amendment”), which further increased the Maximum Facility Limit Amount to $15,000,000. In exchange for entry into the Second ARC Amendment, Boxlight agreed to a fee of $20,000, representing one percent of the increased Maximum Facility Limit Amount. Other terms of the Accounts Receivable Agreement remain unchanged.

Settlement of Debt Transactions

On July 8, 2021, the Company issued 22,179 shares of Class A common stock in lieu of principal and interest payment of notes payable with an aggregate amount of $48,583.

On July 21, 2021, the Company issued 576,325 shares of Class A common stock in lieu of principal and interest payment of notes payable with an aggregate amount of $1,000,000.

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

Overview

We are a technology company that is seeking to become a world leading innovator and integrator of interactive products and software for schools education, business, and government interactive spaces. We currently design, produce and distribute interactive displays, collaboration software, supporting accessories and professional services. We also distribute science, technology, engineering, and math (or “STEM”) products, including our robotics and coding system, 3D printing solution and portable science lab. Our products are integrated into our software suite that provides tools for presentation creation and delivery, assessment, and collaboration.

To date, we have generated substantially all of our revenue from the sale of our hardware (primarily consisting of interactive displays) and software to the educational market in the United States and Europe.

We have also implemented a comprehensive plan to reach and maintain profitability both from our core business operations and as a result of making strategic business acquisitions. Highlights of our plan include:

●	Integrating products of the acquired companies and cross training our sales reps to increase their offerings and productivity.

●	Hiring new sales representatives with significant industry experience in their respective territories.

●	Expanding our reseller partner network both in key territories and in new markets, thereby increasing our penetration and reach.

Recent Acquisitions

On March 23, 2021, the Company acquired 100% of the outstanding shares of Interactive Concepts BV, a company incorporated and registered in Belgium and a distributor of interactive technologies (“Interactive”), for total consideration of approximately $3.3 million in cash, common stock and deferred consideration. The company has been Boxlight’s key distributor in Belgium and Luxembourg.

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

We believe we can achieve significant cost-savings by merging the operations of the companies we acquire and after their acquisition leverage the opportunity to reduce costs through the following methods:

●	Staff reductions – consolidating resources, such as accounting, marketing and human resources.

●	Economies of scale – improved purchasing power with a greater ability to negotiate prices with suppliers.

●	Improved market reach and industry visibility – increase in customer base and entry into new markets.

Components of our Results of Operations and Financial Condition

Revenues are comprised of hardware products, software services, and professional development revenues less sales discounts.

●	Product revenue. Product revenue is derived from the sale of our hardware (interactive projectors), flat panels, peripherals and accessories, along with other third-party products, directly to our customers, as well as through our network of domestic and international distributors.

●	Professional development revenue. We receive revenue from providing professional development services through third parties and our network of distributors.

Cost of revenues

Our cost of revenues is comprised of the following:

●	costs to purchase components and finished goods directly;

●	third-party logistics costs;

●	inbound and outbound freight costs, and customs and duties charges;

●	costs associated with the repair of products under warranty;

●	write-downs of inventory carrying value to adjust for excess and obsolete inventory and periodic physical inventory counts; and

●	cost of professionals to deliver professional development training related to the use of our products.

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

Operating Results – Boxlight Corporation

For the three-month periods ended June 30, 2021 and 2020

Revenues. Total revenues for the three months ended June 30, 2021 were $46.8 million as compared to $7.8 million for the three months ended June 30, 2020, resulting in a 500% increase. Revenues primarily consist of hardware revenue, software revenue, and professional development. The increase in revenues was primarily due to the acquisitions of Sahara Presentation Systems in September 2020 and increased demand for our solutions in the U.S. and Europe.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2021 was $33.9 million as compared to $5.1 million for the three months ended June 30, 2020, resulting in a 565% increase. Cost of revenues consists primarily of product cost, freight expenses, customs expense, and inventory adjustments. The increase in cost of revenues was associated with the acquisitions and growth of the business as outlined above, and was also due to additional increases in global freight/shipping which the company has experienced as have many others as following the COVID-10 pandemic. In Q1/2021 we reported the cost increase to be ~4x compared to pre-pandemic levels, this is expected to continue throughout 2021.

Gross Profit. Gross profit for the three months ended June 30, 2021 was $12.8 million, as compared to $2.7 million for the three months ended June 30, 2020. The decrease in gross profit margin from 34% to 27% was primarily driven by the effects of freight /shipping expenses discussed above, product cost increases (which have been partially offset by increased sales prices) and certain purchase accounting adjustments stemming from the Sahara acquisition and effecting recognized revenues.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2021 were $10.8 million and 23% of revenues, as compared to $3.2 million and 41% of revenues for the three months ended June 30, 2020. The increase was mainly a result from the additional personnel costs associated with the acquired Sahara operations, new hires for planned growth and stock compensation issuances.

Research and Development Expenses. Research and development expense were $481 thousand and 1% of revenues for the three months ended June 30, 2021, as compared to $285 thousand and 4% of revenues for the three months ended June 30, 2020. Research and development expense primarily consists of costs associated with development of our proprietary hardware and software technologies, The absolute increase in research and development expense was primarily driven by an increase in contract services related to software development.

Other Expense (net). Other expense (net) for the three months ended June 30, 2021 was $1.3 million for the three months ended June 30, 2021, as compared to $0.6 million for the three months ended June 30, 2020. Other expense increased primarily due to an $136 thousand increase in interest expense associated with increased borrowings, and $585 thousand of additional losses recognized upon the settlement of certain debt obligations in exchange for issuance of common shares.

Income Tax Expense. Income tax expense for the three months ending June 30, 2021 was $2.5 million, as compared no income tax expenses for the three months ended June 30, 2020. Income tax have been recognized in connection with our acquired Sahara operations. The Company recorded a significant tax impact of $2.2 million this quarter to reflect a discrete event directly pertaining to the tax impact on our UK deferred tax liability associated with the intangible assets acquired as part of the Sahara business combination, and the effect of a recent UK rate income tax rate change. Finance Bill 2021 (“the Bill”) provides for an increase in the UK statutory tax rate to 25% for taxpayers with profits over £250K beginning April 1, 2023. We expect this rate to apply to the earnings of our Sahara operations in the UK. The Bill received Royal Assent on June 10, 2021, and it is considered enacted on that date under U.S. GAAP. As such, we must reflect the tax impact as a discrete event in our second quarter results. The effective tax rate is 6.94% and is relatively low due to the effect of net operating loss carryforwards associated with our legacy operations in the U.S.

Net Loss. Net loss was $2.2 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively. Net loss has been significantly reduced as result of the Company achieving positive operating income and operating margin in Q2 of 2021.

For the six-month periods ended June 30, 2021 and 2020

Revenues. Total revenues for the six months ended June 30, 2021 were $80.2 million as compared to $13.6 million for the six months ended June 30, 2020, resulting in a 490% increase. The increase in revenues was primarily due to the acquisitions of Sahara Presentation Systems in September 2020 and Interactive Concepts in March 2021, and increased demand for our solutions in the U.S., Europe, Middle East, and Africa. Organic revenue growth for the first half of 2021 was 40%.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2021 were $58.8 million as compared to $9.3 million for the six months ended June 30, 2020, resulting in an 532% increase. The increase in cost of revenues was associated with the acquisitions and growth of the business as outlined above, and was also due to additional increases in global freight/shipping which the company has experienced as have many others as following the COVID-10 pandemic. In Q1/2021 we reported the cost increase to be ~4x compared to pre-pandemic levels, this is expected to continue throughout 2021.

Gross Profit. Gross profit for the six months ended June 30, 2021 was $21.4 million as compared to $4.3 million for the six months ended June 30, 2020. The gross profit margin decreased from 32% for the six months ended June 30, 2020 to 27% in for the six months ending June 30, 2021 was primarily driven by the effects of customs and freight expenses discussed above, and certain purchase accounting adjustments stemming from the Sahara acquisition and effecting recognized revenues.

General and Administrative Expenses. General and administrative (“G&A”) expense for the six months ended June 30, 2021 were $20.9 million and 26% of revenue as compared to $7.1 million and 52% of revenue for the six months ended June 30, 2020. The increase in G&A expenses resulted from additional personnel costs associated with the acquired Sahara operations, new hires for planned growth and stock compensation issuances.

Research and Development Expenses. Research and development expenses were $955 thousand and 1% of revenue for the six months ended June 30, 2021 as compared to $602 thousand and 4% of revenue for the six months ended June 30, 2020. The absolute increase in research and development expense was primarily driven by an increase in contract services related to software development.

Other Income (Expense) Net. Other expense, net for the six months ended June 30, 2021 was $(4.4) million as compared to other income, net, of $82 thousand for the six months ended June 30, 2020. Other expense increased primarily due to a $695 thousand increase in interest expense associated with increased borrowings, and net movement year on year of $3.5 million of additional losses recognized upon the settlement of certain debt obligations in exchange for issuance of common shares.

Income Tax Expense. Income tax expense for the three months ending June 30, 2021 was $2.5 million, as compared no income tax expenses for the six months ended June 30, 2020. Income tax was recognized in connection with our acquired Sahara operations. The Company recorded a significant tax impact of $2.2 million during the second quarter to reflect a discrete event directly pertaining to the tax impact on our UK deferred tax liability associated with the intangible assets acquired as part of the Sahara business combination, and the effect of a recent UK rate income tax rate change. Finance Bill 2021 (“the Bill”) provides for an increase in the UK statutory tax rate to 25% for taxpayers with profits over £250K beginning April 1, 2023. We expect this rate to apply to the earnings of our Sahara operations in the UK. The Bill received Royal Assent on June 10, 2021, and it is considered enacted on that date under U.S. GAAP. As such, we must reflect the tax impact as a discrete event in our second quarter results. The effective tax rate is 6.94% and is relatively low due to the effect of net operating loss carryforwards associated with our legacy operations in the U.S.

Net Loss. Net loss was $7.4 million and $3.4 million for the six months ended June 30, 2021 and 2020, respectively. The increase in the net loss was primarily due to the lower gross profit margins, increased interest expense, increased tax expense, amortization of intangible assets following the Sahara acquisition , stock compensation expense, and losses incurred on the settlement of certain debt obligations in exchange for shares of our common stock.

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding operations, we supplement our consolidated condensed financial statements, which are prepared in accordance with GAAP with EBITDA and Adjusted EBITDA, with both non-GAAP financial measures of earnings.

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

The following tables contains reconciliations of net losses to EBITDA for the periods presented.

Reconciliation of net loss for the three months ended

June 30, 2021 and 2020 to EBITDA and adjusted EBITDA

(in thousands)	June 30, 2021	June 30, 2020
Net loss	$(2,220)	$(1,426)
Depreciation and amortization	1,815	221
Interest expense	764	628
Income tax expense	2,522	-
EBITDA	$2,881	$(577)
Stock compensation expense	1,182	249
Change in fair value of derivative liabilities	(41)	74
Purchase accounting impact of fair valuing inventory	15	14
Purchase accounting impact of fair valuing deferred revenue	790	-
Net loss on settlement of Lind debt in stock	532	244
Adjusted EBITDA	$5,359	$4

Reconciliation of net loss for the six months ended

June 30, 2021 and 2020 to EBITDA and adjusted EBITDA

(in thousands)	June 30, 2021	June 30, 2020
Net loss	$(7,388)	$(3,376)
Depreciation and amortization	3,570	440
Interest expense	1,782	1,088
Income tax expense	2,543	-
EBITDA	$507	$(1,848)
Stock compensation expense	1,859	520
Change in fair value of derivative liabilities	225	46
Purchase accounting impact of fair valuing inventory	30	19
Purchase accounting impact of fair valuing deferred revenue	1,597	-
Net loss on settlement of Lind debt in stock	2,735	591
Adjusted EBITDA	$6,953	$(672)

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

Due to some continuing travel restrictions and concerns for the safety for our employees during the ongoing COVID-19 pandemic, we have reduced face-to-face meetings with customers and attendance at tradeshow events. We have assessed the impact that these changes will have on our peak season sales and have concluded that funding priority will be given to initiatives that provide for continuity of learning which may result in lower priority on total learning solution sales including hardware, software and teacher training.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $7.4 million, a working capital balance of $26.7 million, and a current ratio of 1.52. This financial position represents a significant improvement from a year ago at June 30, 2020 when we had $6.1 million of cash and cash equivalents, a working capital balance of $3.8 million, and a current ratio of 1.28.

For the six months ended June 30, 2021 and 2020, we had net cash used in operating activities of $4.6 million and $6.2 million, respectively, net cash used for investing activities of $852 thousand and $99 thousand respectively, and net cash provided by (used in) financing activities of $(139) thousand and $11.4 million, respectively. We had accounts receivable net of allowances of $36.1 million and $20.9 million as of June 30, 2021 and year ended December 31, 2020, respectively.

In addition to the cash flows generated by our ongoing operating activities we financed our operations during 2021 with a new $20.0 million tranche of debt funded by our primary lender, and from a pre-existing accounts receivable financing arrangement with another lender who purchases 85% of the eligible accounts receivable of the Company, for up to $15.0 million, with the right of recourse. Our accounts receivable and our ability to borrow against accounts receivable provides us with an additional source of liquidity as cash payments are collected from customers in the normal course of business. Our accounts receivable balance fluctuates throughout the year based on the seasonality of our business.

In the current lingering COVID-19 pandemic environment, the availability of debt and equity capital has been reduced and the cost of capital has increased. Increasing our capital through equity issuance at this time could cause significant dilution to our existing stockholders. However, we are confident that the Company will be able to manage through the current challenges in the equity and debt finance markets by managing payment terms with customers and vendors.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations. We have limited credit available from our major vendors and are required to prepay for the majority of our inventory purchases, which further constrains our cash liquidity.

Recent Financing

As disclosed below, previously the Company entered into an accounts receivable agreement, effective September 30, 2020 (the “Accounts Receivable Agreement”), between Sallyport Commercial Finance LLC (“Sallyport”) and the Company’s subsidiaries. Under the terms of the Accounts Receivable Agreement, the Subsidiaries were originally able to sell up to $6,000,000 (the “Maximum Facility Limit Amount”) of eligible accounts receivable that are accepted by Sallyport for up to 90% of the face amount of each such eligible account. On July 20, 2021, Boxlight and Sallyport amended the Accounts Receivable Agreement (the “ARC Amendment”) for purposes of increasing the Maximum Facility Limit Amount to $13,000,000, as well as increasing the minimum monthly sales from $1,250,000 to $3,000,000. In exchange for entry into the ARC Amendment, Boxlight agreed to a fee of $50,000, representing one percent of the increased Maximum Facility Limit Amount. Other terms of the Accounts Receivable Agreement remain unchanged. On August 6, 2021, Boxlight and Sallyport entered into an additional amendment of the Accounts Receivable Agreement (the “Second ARC Amendment”), which further increased the Maximum Facility Limit Amount to $15,000,000. In exchange for entry into the Second ARC Amendment, Boxlight agreed to a fee of $20,000, representing one percent of the increased Maximum Facility Limit Amount. Other terms of the Accounts Receivable Agreement remain unchanged.

On January 26, 2021, we entered into an agreement with Everest Display Inc., a Taiwan corporation (“EDI”), and EDI’s subsidiary, AMAGIC Holographics Inc., a California corporation (“AMAGIC”), pursuant to which $1,983,436 in accounts payable owed by us to EDI was settled in exchange for our issuance of 793,375 shares (the “2021 Shares”) of its Class A common stock to AMAGIC at a $2.50 per share purchase price. The 2021 Shares were issued to AMAGIC pursuant to an exemption from registration provided by Rule 506 of Regulation D under Section 4(a)(2) of the Securities Act.

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

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses described in our 2020 Annual Report on Form 10-K and a material weakness related to the accounting for prospective changes to the rate of corporation tax applicable in the UK, which was enacted during the quarter.

Notwithstanding the existence of these material weaknesses, we believe that the consolidated condensed financial statements included in this interim report on Form 10-Q fairly present in accordance with U.S. GAAP, in all material respects, our financial condition, results of operations and cash flows for the periods presented in this report.

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

There were no changes in our internal control over financial reporting that occurred during the six-month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 29, 2021, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act and Regulation D thereunder, the Company issued 793 thousand shares of Class A common stock to Amagic Holographics Inc., an affiliate of K Laser Technology Inc. (“K Laser”) in exchange for cancellation of $1.9 million in accounts payable owed by the Company to K Laser’s affiliate.

We did not receive any direct proceeds from the issuance of the shares, aside from a reduction of debt owed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Bylaws, adopted June 24, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 24, 2021).

10.1	Amendment to Preferred Stock Redemption Agreement, dated June 14, 2021, between Boxlight Corporation and the Preferred Stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 16, 2021).

10.2	Amendment to Accounts Receivable Agreement, dated July 20, 2021, between Boxlight Corporation and Sallyport Commercial Finance LLC (incorporated by reference to the Current Report on Form 8-K filed July 21, 2021).

10.3	Amendment to Accounts Receivable Agreement, dated August 6, 2021, between Boxlight Corporation and Sallyport Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 9, 2021).

10.4	Boxlight Corporation 2021 Equity Incentive Plan (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXLIGHT CORPORATION

August 12, 2021	By:	/s/ Michael Pope
Michael Pope
Chief Executive Officer

August 12, 2021	By:	/s/ Patrick Foley
Patrick Foley
Chief Financial Officer (Principal Financial and Accounting Officer)

