Form 10-Q
period 2021-09-30
Boxlight Corp
filed 2021-11-10
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock on November 9, 2021 was 62,059,906.

BOXLIGHT CORPORATION

PART I. Financial Information

Item 1. Financial Statements

Boxlight Corporation

Consolidated Condensed Statements of Operations and Comprehensive Loss

For the nine months ended September 30, 2021, and 2020

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues, net	$61,008	$9,477	$141,186	$23,028
Cost of revenues	45,210	7,452	104,002	16,722
Gross profit	15,798	2,025	37,184	6,306

Operating expense:
General and administrative expenses	11,933	3,307	32,844	10,444
Research and development	355	471	1,310	1,073
Total operating expense	12,288	3,778	34,154	11,517

Income (loss) from operations	3,510	(1,753)	3,030	(5,211)

Other income (expense):
Interest expense, net	(870)	(531)	(2,652)	(1,619)
Other income (expense), net	34	(15)	54	61
Changes in fair value of derivative liabilities	60	(194)	(164)	(239)
Loss from settlements of liabilities	(614)	(1,718)	(2,992)	(579)
Total other income (expense)	(1,390)	(2,458)	(5,754)	(2,376)

Income (loss) before income taxes	$2,120	$(4,211)	$(2,724)	$(7,587)
Income tax expense	(1,391)	-	(3,936)	-
Net income (loss)	$729	$(4,211)	$(6,660)	$(7,587)
Fixed dividends - Series B Preferred	(317)	-	(952)	-
Deemed Contribution -Series B Preferred	-	-	367	-
Net income (loss) attributable to common stockholders	$412	$(4,211)	$(7,245)	$(7,587)

Comprehensive loss:
Net income (loss)	$729	$(4,211)	$(6,660)	$(7,587)
Foreign currency translation (loss) gain	(2,008)	536	(1,738)	428
Total comprehensive loss	$(1,279)	$(3,675)	$(8,398)	$(7,159)

Net income (loss) per common share – basic	$0.01	$(0.10)	$(0.12)	$(0.31)

Net income (loss) per common share – diluted	$0.01	$(0.10)	$(0.12)	$(0.31)

Weighted average number of common shares outstanding – basic	60,094	44,215	57,723	24,853

Weighted average number of common shares outstanding – diluted	64,710	44,215	57,723	24,853

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Balance Sheets

As of September 30, 2021 and December 31, 2020

(Unaudited)

(in thousands)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6,223	$13,460
Accounts receivable – trade, net of allowances	47,913	20,869
Inventories, net of reserves	30,896	20,913
Prepaid expenses and other current assets	14,399	6,161
Total current assets	99,431	61,403

Property and equipment, net of accumulated depreciation	627	562
Intangible assets, net of accumulated amortization	50,261	55,156
Goodwill	23,076	22,742
Other assets	245	90
Total assets	$173,640	$139,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$32,946	$14,246
Accounts payable and accrued expenses – related parties	-	1,967
Short-term debt	23,932	16,817
Earn-out payable – related party	-	119
Deferred revenues – short-term	6,566	5,671
Derivative liabilities	356	363
Other short-term liabilities	3,605	1,209
Total current liabilities	67,405	40,392

Deferred revenues – long-term	13,405	10,482
Long-term debt	-	7,831
Deferred tax liability	9,044	7,902
Other long-term liabilities	350	2
Total liabilities	90,204	66,609

Commitments and contingencies (Note 13)

Mezzanine equity:
Preferred Series B	16,146	16,513
Preferred Series C	12,363	12,363
Total mezzanine equity	28,509	28,876

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 167,972 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized; 61,310,899 and 53,343,518 Class A shares issued and outstanding, respectively	6	6
Additional paid-in capital	105,625	86,768
Accumulated deficit	(54,157)	(47,498)
Accumulated other comprehensive loss	3,453	5,192
Total stockholders’ equity	54,927	44,468

Total liabilities and stockholders’ equity	$173,640	$139,953

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2021

(unaudited)

(in thousands)

	Series A		Class A		Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance as of December 31, 2020	168	$-	53,344	$6	$86,768	$5,192	$(47,498)	$44,468

Shares issued for:

Stock options exercised	-	-	319	-	246	-	-	246

Conversion of accounts payable liabilities	-	-	793	-	1,626	-	-	1,626

Conversion of debt obligations	-	-	2,251	-	6,033	-	-	6,033

Conversion of Restricted Shares	-	-	59	-	-	-	-	-

Warrants exercised	-	-	21	-	51	-	-	51
Stock compensation	-	-	-	-	677	-	-	677
Foreign currency translation	-	-	-	-	-	(261)	-	(261)

Fixed dividends Preferred Series B	-	-	-	-	(317)	-	-	(317)

Net loss	-	-	-	-	-	-	(5,168)	(5,168)

Balance as of March 31, 2021	168	-	56,787	$6	$95,084	$4,931	$(52,666)	$47,355

Shares issued for:

Conversion of debt obligations	-	-	1,688	-	3,839	-	-	3,839

Conversion of Restricted Shares	-	-	484	-	-	-	-	-

Stock compensation	-	-	-	-	1,182	-	-	1,182

Shares issued for Interactive Concepts acquisition	-	-	143	-	404	-	-	404

Foreign currency translation	-	-	-	-	-	530	-	530

Deemed Contribution - Preferred Series B	-	-	-	-	367	-	-	367

Fixed dividends - Preferred Series B	-	-	-	-	(317)	-	-	(317)

Net loss	-	-	-	-	-	-	(2,220)	(2,220)

Balance as of June 30, 2021	168	$-	59,102	$6	$100,559	$5,461	$(54,886)	$51,140

Shares issued for:

Conversion of debt obligations	-	-	1,755	-	3,911	-	-	3,911

Conversion of Restricted Shares	-	-	217	-	-	-	-	-

Stock options exercised	-	-	162	-	159	-	-	159

Warrants exercised			75		152	-	-	152

Stock compensation	-	-	-	-	1,161	-	-	1,161

Foreign currency translation	-	-	-	-	-	(2,008)	-	(2,008)

Fixed dividends Preferred Series B	-	-	-	-	(317)	-	-	(317)

Net income	-	-	-	-	-	-	729	729

Balance as of September 30, 2021	168	$-	61,311	$6	$105,625	$3,453	$(54,157)	$54,927

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Changes in Stockholders’ Equity

For the three and nine Months Ended September 30, 2020

(unaudited)

(in thousands)

		Series A				Class A		Additional		Accumulated Other
		Preferred Stock				Common Stock		Paid-in		Comprehensive	Accumulated
		Shares		Amount		Shares	Amount	Capital		Income	Deficit	Total

Balance as of December 31, 2019		168		$-		11,699	$1	$30,736		$(38)	$(31,346)	$(647)

Shares issued for:

In lieu of payment for services rendered	-		-		-	7	-	8		-	-	8

Conversion of accounts payable liabilities	-	-		-		1,333	-	567		-	-	567

Conversion of debt obligations		-		-		832	-	1,182		-	-	1,182

Stock compensation		-		-		-	-	271		-	-	271

Foreign currency translation		-		-		-	-	-		(103)	-	(103)

Net loss		-		-		-	-	-		-	(1,950)	(1,950)

Balance as of March 31, 2020		168		-		13,871	$1	$32,764		$(141)	$(33,296)	$(672)

Shares issued for:

Conversion of accounts payable liabilities		-		-		870	-	703		-	-	703

Conversion of debt obligations		-		-		1,588	-	1,189		-	-	1,189

Conversion of Restricted Shares		-		-		52	-	-		-	-	-

Stock compensation		-		-		-	-	249		-	-	249

Shares issued for Stemify acquisition		-		-		143	-	100		-	-	100

Public Offering		-		-		15,333	2	10,592		-	-	10,594

Foreign currency translation		-		-		-	-		-	(5)	-	(5)

Net loss		-		-		-	-	-		-	(1,426)	(1,426)

Balance as of June 30, 2020		168		-		31,857	$3	$45,597		$(146)	$(34,722)	$10,732

Shares issued for:

Acquisition of Preferred C shares		-		-		-	-	424		-	-	424

Conversion of notes payable		-		-		1,407	-	4,034		-	-	4,034

Closing fees for issuance of notes payable		-		-		310	-	438		-	-	438

Public offering		-		-		17,250	2	32,023		-	-	32,025

Stock compensation		-		-		47	-	346		-	-	346

Foreign currency translation		-		-		-	-	-		536	-	536

Net loss		-		-		-	-	-		-	(4,211)	(4,211)

Balance as of September 30, 2020		168		-		50,871	$5	$82,862		$390	$(38,933)	$44,324

Boxlight Corporation

Consolidated Condensed Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020

(unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020

Cash flows from operating activities:
Net loss	$(6,660)	$(7,587)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Amortization of debt discount and issuance cost	1,473	768
Bad debt (recovery) expense	(114)	168
Loss on settlement of liabilities	2,992	579
Change in allowance for sales returns and volume rebate	542	(91)
Change in inventory reserve	56	35
Change in deferred tax assets and liabilities	912	-
Change in fair value of derivative liability	164	239
Shares issued for interest payment on notes payable	512	247
Stock compensation expense	3,020	866
Other share-based payments	-	8
Depreciation and amortization	5,264	758
Changes in operating assets and liabilities:
Accounts receivable – trade	(26,658)	(1,442)
Inventories	(10,084)	(996)
Prepaid expenses and other current assets	(8,219)	224
Other assets	(156)	(14)
Accounts payable and accrued expenses	17,865	(1,323)
Warranty liability	(88)	4
Accounts payable and accrued expenses - related parties	-	19
Other short-term liabilities	2,233	803
Deferred revenues	3,875	(271)
Other liabilities	(11)	(11)
Net cash used in operating activities	$(13,082)	$(7,017)

Cash flows from investing activities:
Business acquisitions (net of cash acquired)	(685)	(44,953)
Cash paid for patents	-	(100)
Cash paid to settle earnout obligations	(119)	-
Purchases of furniture and fixtures, net	(139)	-
Net cash used in investing activities	(943)	(45,053)

Cash flows from financing activities:
Net proceeds from issuance of common stock	405	42,719
Proceeds from payment protection plan loan	-	1,008
Proceeds from short-term debt	43,269	5,667
Principal payments on short-term debt	(35,487)	(8,953)
Payment on fixed dividends of class B preferred stock	(952)	-
Proceeds from convertible debt	-	20,750
Debt issuance costs	(70)	(461)
Net cash provided by financing activities	$7,165	$60,730
Effect of foreign currency exchange rates	(377)	(223)

Net (decrease) increase in cash and cash equivalents	(7,237)	8,437

Cash and cash equivalents, beginning of the period	13,460	1,173

Cash and cash equivalents, end of the period	$6,223	$9,610

Supplemental cash flow disclosures:

Cash paid for income taxes	$1,458	$-
Cash paid for interest	$2,130	$1,364

Non-cash investing and financing transactions:
Shares issued to settle accounts payable	$1,626	$1,269
Shares issued for conversion of notes payable and accrued interest	$13,786	$6,326
Shares issued for closing fees related to outstanding notes payable		517
Shares issued for acquisition	$403	$-
Preferred share issued as consideration for acquisition of Sahara		29,295
Exercise of warrants	$203	$-
Deemed contribution - Series B Preferred	$367	$-
Deferred consideration for acquisition	$537	$-
Notes payable issued as consideration for acquisition of MyStemKit	$-	$350

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Notes to the Unaudited Consolidated Condensed Financial Statements

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY AND RECENT ACQUISITIVE GROWTH

Boxlight Corporation (“Boxlight”) designs, produces, and distributes interactive technology solutions to the education, corporate and government markets under its Clevertouch and Mimio brands. The Company’s solutions include interactive displays, collaboration software, supporting accessories and professional services.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Boxlight and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim unaudited consolidated condensed financial information and interim financial reporting guidelines and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete consolidated condensed financial statements. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2020 and notes thereto contained in the Company’s Annual Report on Form 10-K. Certain information and note disclosures normally included in consolidated financial statements have been condensed. The December 31, 2020, balance sheet included herein was derived from the audited consolidated financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021, and December 31, 2020 (in thousands):

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2021
Derivative liabilities - warrant instruments	$-	$-	$356	$356
			$356	$356

	Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs	Carrying Value as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2020
Derivative liabilities - warrant instruments	$-	$-	$363	$363
Earn-out payable – related party	-	-	119	119

			$482	$482

The following table shows the change in the Company’s warrant instruments rollforward for the nine months ended September 30, 2021:

Amount (in thousands)
Balance, December 31, 2020	$363
Exercise of warrants	(171)
Change in fair value of derivative liabilities	164
Balance, September 30, 2021	$356

GAIN (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock were considered to be common stock equivalents. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the quarter ended September 30, 2021, where the company had income, approximately 1.8 million of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

Customer Financing Arrangements

Through a third-party leasing partner, we provide financing programs that are designed to offer customers a variety of options to purchase interactive technology solutions whereby customers enter into purchase agreements with us along with a separate financing or leasing contract with a third-party lender, who advances the proceeds from the sale to us upon contract execution and shipment of goods. In such situations, the sales to the customer are final and the Company bears no risk of loss regarding subsequent payments.

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

Contract Balances

The timing of invoicing to customers often differs from the timing of revenue recognition and these timing differences can result in receivables, contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. Fees for the Company’s product and most service contracts are fixed, except as adjusted for rebate programs when applicable, and are generally due within 30-60 days of contract execution. Fees for installation, training, and professional development services are fixed and generally become due as the services are performed. The Company has an established history of collecting under the terms of its contracts without providing refunds or concessions to its customers. The Company’s contractual payment terms do not vary when products are bundled with services that are provided over multiple years. In these contracts where services are expected to be transferred on an ongoing basis for several years after the related payment, the Company has determined that the contracts generally do not include a significant financing component. The upfront invoicing terms are designed 1) to provide customers with a predictable way to purchase products and services where the payment is due in the same timeframe as when the products, which constitute the predominant portion of the contractual value, are transferred, and 2) to ensure that the customer continues to use the related services; so that the customer will receive the optimal benefit from the products during the course of such product’s lifetime. Additionally, the Company has elected the practical expedient to exclude any financing component from consideration for contracts where, at contract inception, the period between the transfer of services and the timing of the related payment is not expected to exceed one year.

The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company has no material contract assets on September 30, 2021, or December 31, 2020. During the nine months ended September 30, 2021 and September 30, 2020, the Company recognized $4.4 million and $0.9 million, respectively of revenue that was included in the deferred revenue balance as of December 31, 2020, and December 31, 2019, respectively.

Variable Consideration

The Company’s otherwise fixed consideration in its customer contracts may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly for “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering or otherwise determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method based on historical experience and are measured at each reporting date. There was no material revenue recognized in the third quarter of 2021 related to changes in estimated variable consideration that existed at December 31, 2020.

Remaining Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of September 30, 2021 and December 31, 2020, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $20.0 million and $16.1 million, respectively. The Company expects to recognize revenue on 9% of the remaining performance obligations during the fourth quarter of 2021, 24% in 2022, 47% in 2023 and 2024, with the remaining 20% recognized thereafter.

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

	Three Months Ended		Nine Months Ended
	September 30, 2021 (in thousands)		September 30, 2020 (in thousands)
	2021	2020	2021	2020

Product Revenues:
Hardware	$57,400	$8,249	$131,865	$19,695
Software	1,395	411	3,445	855
Service Revenues:
Professional Services	534	329	1,103	1,026
Maintenance and Subscription Services	1,679	488	4,773	1,452
	$61,008	$9,477	$141,186	$23,028

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

Certain sales commissions incurred by the Company are determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would be recognized over a period that is one year or less, the Company has elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Total deferred commissions, net of accumulated amortization, was $253 thousand at September 30, 2021.

SUBSEQUENT EVENTS

We reviewed all material events through the date on which these consolidated condensed financial statements were issued for subsequent event disclosure consideration as described in Note 15.

ACCOUNTING STANDARDS PENDING ADOPTION

In October 2021, The FASB issued Accounting Standards Update (ASU) No. 2021-08, “Accounting for Contract Assets and Contract Liabilities From Contracts With Customers”, which amends the guidance in ASC 805 to require that “an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606.” At the acquisition date, an acquirer would account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. The Company is currently evaluating the impact that this standard update will have on its financial statements.

In August 2021, The FASB issued Accounting Standards Update (ASU) 2021-06, “Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses” to amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses. Among other changes, the final rule modifies the significance tests and improves the disclosure requirements for (1) acquired or to be acquired businesses, (2) real estate operations, and (3) pro forma financial information. In addition, the final rule includes amendments to financial disclosures specific to smaller reporting companies (SRCs). The Company is currently evaluating the impact that this standard update will have on its financial statements.

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

There were various other accounting standards and interpretations issued recently, some of which although applicable, are not expected to a have a material impact on our financial position, operations, or cash flows.

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

Sahara Presentation Systems PLC

On September 24, 2020, the Company acquired 100% of the outstanding shares of Sahara Holdings Limited, a private limited company operating under the laws of the UK and all its subsidiaries, including Sahara Presentation Systems PLC (collectively, “Sahara”). Sahara is a distributor of audio and video software and equipment including the Clevertouch branded product line of interactive touch screens. This strategic acquisition expanded the Company’s geographic footprint, industry verticals served, and enhanced the Company’s technology and product offerings.

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

The results of operations of Sahara following the acquisition are included in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2021.

Pro Forma Financial Results

The following unaudited pro forma information reflects our consolidated results of operations for the three and nine months ending September 30, 2020, as if the acquisition of Sahara had taken place on January 1, 2020. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the acquisition actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated costs savings from synergies or other operational improvements. The nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination are included in the pro forma revenue and net earnings reflected below.

	Three months ended September 30, 2020
	(Unaudited) in thousands as Reported	(Unaudited) in thousands Proforma
Revenues, net	$9,477	$33,753
Net loss attributable to common shareholders	$(4,211)	$(3,340)

	Nine months ended September 30, 2020
	(Unaudited) in thousands As Reported	(Unaudited) in thousands Proforma
Revenues, net	$23,028	$86,310
Net loss attributable to common shareholders	$(7,587)	$(8,384)

NOTE 3 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	2021	2020

Accounts receivable – trade	$49,232	$21,768
Allowance for doubtful accounts	(360)	(473)
Allowance for sales returns and volume rebates	(959)	(426)

Accounts receivable - trade, net of allowances	$47,913	$20,869

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

Inventories consisted of the following at September 30, 2021, and December 31, 2020 (in thousands):

	2021	2020

Finished goods	$30,455	$20,997
Spare parts	261	265
Reserve for inventory obsolescence	(406)	(349)
Advanced shipping costs	586	-

Inventories, net	$30,896	$20,913

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at September 30, 2021, and December 31, 2020 (in thousands):

	2021	2020

Prepayments to vendors	$10,599	$5,727
Prepaid licenses and other	3,800	339
Unbilled revenue	-	95
Prepaid expenses and other current assets	$14,399	$6,161

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	Useful lives	2021	2020

Patents	4-10 years	$182	$182
Customer relationships	8-15 years	46,796	46,614
Technology	3 to 5 years	3,851	3,900
Domain	7 years	14	14
Tradenames	2-10 years	9,824	9,682

Intangible assets, at cost		60,667	60,392
Accumulated amortization		(10,406)	(5,236)

Intangible assets, net of accumulated amortization		$50,261	$55,156

For the nine months ended September 30, 2021, and 2020, the Company recorded amortization expense of $5.2 million and $747 thousand, respectively.

NOTE 7 – DEBT

The following is a summary of our debt as of September 30, 2021, and December 31, 2020:

	2021	2020
Debt – Third Parties
Note payable – Lind Global	$11,183	$21,085
Paycheck Protection Program	1,009	1,008
Accounts receivable financing – Sallyport Commercial	12,470	4,512
Note payable – STEM Education Holdings	-	175
Total debt	24,662	26,780
Less: Discount and issuance cost	730	2,132
Current portion of debt	23,932	16,817
Long-term debt	$-	$7,831

Total debt (net of discount)	$23,932	$24,648

Debt - Third Parties:

Lind Global Marco Fund and Lind Global Asset Management

On February 4, 2020, the Company and Lind Global Macro Fund L.P. (“Lind”) entered into a securities purchase agreement pursuant to which the Company received $750 thousand in exchange for the issuance to Lind of (1) $825 thousand convertible promissory note, payable at an 8% interest rate, compounded monthly, (2) certain shares of restricted Class A common stock valued at $60 thousand, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended February 4, 2020, and (3) a commitment fee of $26.25 thousand. The Note matures over 24 months, with repayment that commenced on August 4, 2020, after which time the Company is obligated to make monthly payments of $45,833 thousand plus interest. Interest accrued during the first six months of the note, after which time the interest payments, including accrued interest, is payable monthly in either conversion shares or in cash. A commitment fee in the amount of $26 thousand was paid to Lind, along with legal fees in the amount of $15 thousand. The Company paid Lind $60 thousand for closing fees by issuing 44,557 shares of restricted Class A common stock.

On September 21, 2020, the Company and Lind Global Asset Management, LLC (“Lind Global”) entered into a securities purchase agreement (the “Lind SPA”) pursuant to which the Company received $20.0 million in exchange for the issuance to Lind of (1) a $22.0 million convertible promissory note, payable at a 4% interest rate, compounded monthly, (2) 310,399 shares of restricted Class A common stock valued at $900 thousand, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended September 21, 2020, and (3) a commitment fee of $400 thousand. The Note matures over 24 months, with repayment commencing on November 22, 2020, after which time the Company became obligated to make monthly payments of $1.0 million, plus interest. Interest accrued during the first two months of the note, after which time the interest payments, including accrued interest is payable monthly in either conversion shares or in cash. The commitment fee in the amount of $400 thousand was paid to Lind Global, along with legal fees in the amount of $20 thousand. The Company paid Lind a total of $500 thousand in closing fees consisting of commitment and legal fees, by issuing 310,399 shares of Class A common stock. The shares of Class A common stock issuable to Lind under the Note are registered pursuant to our effective shelf registration statement on Form S-3.

During the nine months ended September 30, 2021, as payment for the Lind and Lind Global convertible notes, the Company repaid combined principal of $9.9 million and interest of $510.9 thousand to Lind and Lind Global by issuing a total of 5.7 million shares Class A common stock with an aggregate value of $13.8 million to Lind and recognized a $3.4 million loss.

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

Accounts Receivable Financing – Sallyport Commercial Finance

On September 30, 2020, the Company’s wholly owned subsidiaries, Boxlight Inc. (“Boxlight”), and EOS EDU LLC. (“EOSEDU”) (Boxlight and EOSEDU together, the “Subsidiaries”), entered into an asset-based lending agreement with Sallyport Commercial Finance, LLC (“Sallyport”), which agreement has a 12-month term (the “Term”). Pursuant to the agreement, Sallyport agreed to purchase 90% of the eligible accounts receivable of the Subsidiaries during the Term with a right of recourse back to the Subsidiaries if the receivables are not collectible. This agreement requires a minimum monthly sales volume of $1,250,000 with a maximum facility limit of $8,000,000. Advances against this agreement accrue interest at the rate of 3.50% in excess of the highest prime rate publicly announced from time to time with a floor of 3.25%. In addition, the Subsidiaries are required to pay a daily audit fee of $950 per day. The Subsidiaries granted Sallyport a security interest in all - the assets of Boxlight Inc. and Genesis Collaboration, LLC.

On July 20, 2021, Boxlight and Sallyport amended the Accounts Receivable Agreement (the “ARC Amendment”) for purposes of increasing the Maximum Facility Limit Amount to $13,000,000, as well as increasing the minimum monthly sales from $1,250,000 to $3,000,000. In exchange for entry into the ARC Amendment, Boxlight agreed to a fee of $50,000, representing one percent of the increased Maximum Facility Limit Amount. Other terms of the Accounts Receivable Agreement remain unchanged. On August 6, 2021, Boxlight and Sallyport entered into an additional amendment of the Accounts Receivable Agreement (the “Second ARC Amendment”), which further increased the Maximum Facility Limit Amount to $15,000,000. In exchange for entry into the Second ARC Amendment, Boxlight agreed to a fee of $20,000, representing one percent of the increased Maximum Facility Limit Amount. Other terms of the Accounts Receivable Agreement remained unchanged. On August 23, 2021, the Company and Sallyport, as first lien creditor, and Lind Global Macro Fund, LP (“LGMF”) and Lind Global Asset Management, LLC (“Lind Global”), together as second lien creditors, entered into the fourth amended and restated intercreditor agreement (the “Fourth A&R Intercreditor Agreement”) for the sole purpose of increasing the permitted first lien cap thereunder from $6 million to $20 million.

NOTE 8 – DERIVATIVE LIABILITIES

The Company determined that certain warrants to purchase common stock do not satisfy the criteria for classification as equity instruments due to the existence of certain net cash and non-fixed settlement provisions that are not within the sole control of the Company. Conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. Such warrants are measured at fair value at each reporting date, and the changes in fair value are included in determining net income (loss) for the period. In determining the fair value of the derivative liabilities, the Company used the Black-Scholes option pricing model at September 30, 2021 and December 31, 2020:

September 30, 2021
Common stock issuable upon exercise of warrants	195,000
Market value of common stock on measurement date	$2.25
Exercise price	$0.42
Risk free interest rate (1)	.04%
Expected life in years	0.25 years
Expected volatility (2)	60%
Expected dividend yields (3)	0%

December 31, 2020
Common stock issuable upon exercise of warrants	295,000
Market value of common stock on measurement date	$1.53
Exercise price	$0.42
Risk free interest rate (1)	0.13%
Expected life in years	1 year
Expected volatility (2)	160%
Expected dividend yields (3)	0%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The expected volatility was determined by calculating the volatility of the Company’s common stock.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities rollforward for the nine months ended September 30, 2021, and 2020 (in thousands):

Amount
Balance, December 31, 2020	$363
Exercise of warrants	(171)
Change in fair value of derivative liabilities	164
Balance, September 30, 2021	$356

Amount
Balance, December 31, 2019	$147
Change in fair value of derivative liabilities	239
Balance, September 30, 2020	$386

The change in fair value of derivative liabilities includes losses from exercise price modifications.

NOTE 9 – INCOME TAXES

Pretax (loss) income resulting from domestic and foreign operations is as follows (in thousands):

	Three Months Ended September 30	Three Months Ended September 30,
	2021	2020
United States	$(3,114)	$(4,211)
Foreign	5,234	-
Total pretax book income, (loss)	$2,120	$(4,211)

	Nine Months Ended September 30	Nine Months Ended September 30,
	2021	2020
United States	$(8,541)	$(7,587)
Foreign	5,817	-
Total pretax book loss	$(2,724)	$(7,587)

The Company recorded income tax expense of $3.9 million and zero tax for the nine months ended September 30, 2021 and September 30, 2020, respectively. The company recorded a significant tax impact of $2.2 million in second quarter of this year to reflect a discrete event directly pertaining to the tax impact on our UK deferred tax liability associated with the intangible assets acquired as part of the Sahara business combination, and the effect of a recent UK rate income tax rate change. Finance Bill 2021 (“the Bill”) provides for an increase in the UK statutory tax rate to 25% for taxpayers with profits over £250K beginning April 1, 2023. We expect this rate to apply to the earnings of our Sahara operations in the UK. The Bill received Royal Assent on June 10, 2021, and it is considered enacted on that date under U.S. GAAP. As such, we had to reflect the tax impact as a discrete event in our results. The year-to-date effective tax rate is (139.3)% due to there being no tax expense/benefit for the legacy Boxlight entities, but the Sahara entities are fully taxable.

The Company operates in the United States, United Kingdom, and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned.

Prior to the Sahara acquisition, the Company had a net deferred tax asset position in the United States, the United Kingdom, and other jurisdictions, primarily driven by net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the loss carryforward applies. The Company also depends on specific tax provisions in each jurisdiction that could impact utilization. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its history of cumulative losses in those jurisdictions, we believe it is appropriate to maintain a full valuation allowance on the Company’s net deferred tax asset at September 30, 2021 and December 31, 2020.

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

During the second quarter of 2021, the Company became aware of a potential state tax exposure for failure to file minimum tax returns in a state for several years. The Company has tentatively agreed to the proposed tax assessment, but it is appealing the associated interest and penalty assessment. The Company has recorded an exposure item of $82K for its best estimate of the amount for which it will settle the exposure. This amount includes $24K of income tax and $58K of penalties and interest.

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

Issuance of preferred shares

Series A Preferred Stock

At the time of the Company’s initial public offering, the Company issued 250,000 shares of the Company’s non-voting convertible Series A preferred stock to Vert Capital for the acquisition of Genesis. All of the Series A preferred stock was convertible into 398,406 shares of Class A common stock. On August 5, 2019, a total of 82,028 shares of Series A preferred stock were converted into a total of 130,721 shares of Class A common stock.

Series B Preferred Stock and Series C Preferred Stock

As discussed in Note 2 above, on September 25, 2020, in connection with the acquisition of Sahara, the Company issued 1,586,620 shares of Series B Preferred Stock and 1,320,850 shares of Series C Preferred Stock. The Series B Preferred Stock has a stated and liquidation value of $10.00 per share and pays a dividend out of the earnings and profits of the Company at the rate of 8% per annum, payable quarterly. The Series B Preferred Stock is convertible into the Company’s Class A common stock at a conversion price of $1.66 per share which was the closing price of the Company’s Class A common stock on the Nasdaq Stock Market on September 25, 2020 (the “Conversion Price”). Such conversion may occur either (i) at the option of the holder at any time after January 1, 2024, or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price). The Series C Preferred Stock has a stated and liquidation value of $10.00 per share and is convertible into the Company’s Class A common stock at the Conversion Price either (i) at the option of the holder at any time after January 1, 2026, or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price).

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

On March 24, 2021, the Company entered into a share redemption and conversion agreement with certain holders of Series B and Series C preferred stock (the “Redemption Agreement”) which allows the Company to redeem and repurchase each such stockholder’s shares of Series B preferred stock on or before June 30, 2021 for the stated or liquidation value of approximately £11.5 million (or approximately $15.9 million) plus accrued dividends from January 1, 2021 to the date of purchase. Such stockholders hold 96% of the Series C preferred stock. Upon redemption, the Series C shares held by such stockholders would convert into approximately 7.6 million shares of Class A Common Stock at the stated conversion price of $1.66 per share.

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

Regarding these amendments, the Company applied the accounting guidance from ASC 470-50 pertaining to determining whether an amendment to an equity-classified preferred share is an extinguishment or modification, and concluded that the Amended Redemption Agreement on June 14, 2021, as it effected the Series B Preferred Stock, resulted in an extinguishment of the original equity instruments subject to redemption agreement. Accordingly, the Series B Preferred Stock subject to the Amended Redemption Agreement was recorded at its fair value as of June 14, 2021, and a $367 thousand deemed contribution was credited to additional-paid-in-capital. With the Redemption Agreement, the Series B Preferred Stock includes a beneficial conversion feature, but in accordance with ASC 470-20, since it is dependent upon contingencies that are not solely in the control of the holder, the beneficial conversion feature was not recognized for accounting purposes.

Common Stock

The Company’s common stock consists of 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock would automatically convert into shares of Class A common stock. As of September 30, 2021, and December 31, 2020, the Company had 61,310,899 and 53,343,518 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at September 30, 2021 or December 31, 2020.

Issuance of common stock

Public Offering

On July 31, 2020, the Company issued 17,250,000 shares of the Company’s Class A common stock at a public offering price of $2.00 per share. Gross proceeds from the issuances were $34,500,000, including the underwriting overallotment. Net proceeds were $32.0 million after deducting underwriting discounts and offering expenses of $2.5 million.

On June 11, 2020, the Company issued 13,333,333 shares of the Company’s Class A common stock at a public offering price of $0.75 per share. In addition, on June 24, 2020, the Company issued an additional 1,999,667 shares of Class A common stock to the underwriter at $0.75 per share. Gross proceeds from the issuances were $11.5 million. Net proceeds were $10.6 million after deducting underwriting discounts and offering expenses of $906 thousand.

Debt Conversion

During the nine months ended September 30, 2021, the Company repaid principal of $9.9 million and interest of $511 thousand by issuing 5.7 million shares Class A common stock with an aggregate value of $13.8 million to Lind and recognized a $3.4 million loss.

Accounts Payable and Other Liabilities Conversions

During the nine months ended September 30, 2021, the Company converted $2.0 million of EDI accounts payable in exchange for 793 thousand shares of Class A common stock with an aggregate value of $1.6 million and recognized a $357 thousand gain.

Compensation

During the nine months ended September 30, 2021, and in accordance with the terms of his employment agreement, Michael Pope, our Chairman and Chief Executive Officer, received 875,000 shares of restricted Class A common stock, which shares remain subject to certain vesting conditions. The shares will vest in substantially equal monthly installments over a period of 12 months.

Exercise of stock options

During the nine months ended September 30, 2021, options to purchase a total of 485 thousand shares of Class A common stock were exercised.

NOTE 11 – STOCK COMPENSATION

The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees and consultants of the Company or a subsidiary of the Company under the Company’s 2021 Equity Incentive Plan and 2014 Equity Inventive Plan, as amended (together “Equity Incentive Plans”), in the aggregate were 5,000,000 and 725,381 shares, respectively. The 2021 Equity Incentive Plan was approved by the Company’s Board on April 12, 2021 and approved by the shareholders at the Company’s Annual Shareholders Meeting held on June 11, 2021. All grants made under the Equity Incentive Plans must be approved by the Company’s Board prior to issuance.

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

The following is a summary of the option activities during the nine months ended September 30, 2021:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2020	4,850,784	$1.76	3.51
Granted	-	-	-
Exercised	(484,543)	0.84	-
Cancelled	(275,625)	1.02	-
Outstanding, September 30, 2021	4,090,616	$1.91	2.58
Exercisable, September 30, 2021	2,716,468	$2.42	2.06

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. As of September 30, 2021, and December 31, 2020, the stock options had an intrinsic value of approximately $4.5 million and $2.9 million, respectively.

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

The following is a summary of the restricted stock activities during the nine months ended September 30, 2021.

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2020	2,721,347	$1.62
Granted	1,005,790	2.83
Vested	(1,126,391)	2.19
Outstanding, September 30, 2021	2,600,746	$1.88

On February 24, 2021, the Company granted an aggregate of 130,547 RSUs to its board members. These RSUs vest ratably over one year and had an aggregated fair value of approximately $374 thousand on the grant date.

In addition, on March 20, 2021, the Company granted an aggregate of 875,245 shares of restricted common stock to Michael Pope, the Company’s CEO and Chairman, pursuant to his employment agreement. These shares were issued pursuant to the 2014 Equity Incentive Plan, vest ratably over one year, are issued monthly as they vest, and had an aggregated fair value of approximately $2.5 million on the grant date.

Warrants

The following is a summary of the warrant activities during the nine months ended September 30, 2021:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2020	365,000	$1.44	1.27
Granted	-	-	-
Exercised	(100,000)	0.43	-
Outstanding, September 30, 2021	265,000	$1.82	0.63
Exercisable, September 30, 2021	251,250	$1.88	0.47

Stock compensation expense

For the nine months ended September 30, 2021, and 2020, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	2021	2020
Stock options	$544	$780
Restricted stock units	2,472	85
Warrants	4	1
Total stock compensation expense	$3,020	$866

As of September 30, 2021, there was approximately $5.7 million of unrecognized compensation expense related to unvested options, restricted stock units, and warrants, which will be amortized over the remaining vesting period. Of that total, approximately $1.1 million is estimated to be recorded as compensation expense in the remaining three months of 2021.

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

On June 21, 2018, the Company issued a warrant to purchase 270,000 Class A common stock, at an exercise price of $1.20 per share, to an entity wholly owned by Mr. Pope in exchange for the cancellation of a warrant that had been issued to him in November 2014 as compensation for certain advisory services rendered.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases six office building facilities located in Lawrenceville, Georgia; Poulsbo, Washington; Lexington, Massachusetts; Scottsdale, Arizona; Miami, Florida and Utica, New York in the U.S., and two office building facilities in Dartford and Kent in the U.K. for sales, marketing, technical support, and service staff. All such facilities are under non-cancelable lease agreements with terms ending in 2023.

For the nine months ended September 30, 2021, and 2020, aggregate rent expense was $1.3 million and $351 thousand respectively.

Purchase Commitments

The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. As of September 30, 2021, the total amount of such open inventory purchase orders was $51.5 million.

NOTE 14 – CUSTOMER AND SUPPLIER CONCENTRATION

There were two customers that account for greater than 10% of the Company’s consolidated revenues for the nine months ended September 30, 2021. Details are as follows:

Customer	Total revenues from the customer as a percentage of total revenues for the nine months ended September 30, 2021	Accounts receivable from this customer as of September 30, 2021 (in thousands)
1	12.8%	$9,815
2	10.1%	$5,142

For the nine months ended September 30, 2021, the Company’s purchases were concentrated amongst two vendors. Details are as follows:

Vendor	Total purchases from the vendor as a percentage of total cost of sales for the nine months ended September 30, 2021	Accounts payable (prepayment) to the vendor as of September 30, 2021 (in thousands)
1	47.0%	$4,188
2	18.4%	$(2,070)

The Company believes there are other suppliers that could be substituted should the above cited suppliers become unavailable or non-competitive.

NOTE 15 – SUBSEQUENT EVENTS

The Company signed an agreement on October 29, 2021 to acquire FrontRow Calypso LLC, a leader in classroom and campus communication solutions for the education market. The acquisition will be effective as of October 31, 2021, and is expected to close in the fourth quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The Management’s Discussion and Analysis (“MD&A”) contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this form. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

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

Overview

We are a technology company that is seeking to become a world leading innovator and integrator of interactive products and software for schools, education, business, and government interactive spaces. We currently design, produce and distribute interactive displays, collaboration software, supporting accessories and professional services. We also distribute science, technology, engineering, and math (or “STEM”) products, including our robotics and coding system, 3D printing solution and portable science lab. Our products are integrated into our software suite that provides tools for presentation creation and delivery, assessment, and collaboration.

To date, we have generated substantially all our revenue from the sale of our hardware (primarily consisting of interactive displays) and software to the educational market in the United States and Europe.

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

Recent Acquisitions

On March 23, 2021, the Company acquired 100% of the outstanding shares of Interactive Concepts BV, a company incorporated and registered in Belgium and a distributor of interactive technologies (“Interactive”), for total consideration of approximately $3.3 million in cash, common stock, and deferred consideration. Interactive has been the Company’s key distributor in Belgium and Luxembourg.

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

We believe we can achieve significant cost-savings by merging the operations of the companies we acquire and after their acquisition leverage the opportunity to reduce costs through the following methods:

●	Staff reductions – consolidating resources, such as accounting, marketing, and human resources.

●	Economies of scale – improved purchasing power with a greater ability to negotiate prices with suppliers.

●	Improved market reach and industry visibility – increase in customer base and entry into new markets.

Components of our Results of Operations and Financial Condition

Revenues are comprised of hardware products, software services, and professional development revenues less sales discounts.

●	Product revenue. Product revenue is derived from the sale of our hardware (interactive projectors), flat panels, peripherals, and accessories, along with other third-party products, directly to our customers, as well as through our network of domestic and international distributors.

●	Professional development revenue. We receive revenue from providing professional development services through third parties and our network of distributors.

Cost of revenues

Our cost of revenues is comprised of the following:

●	costs to purchase components and finished goods directly;

●	third-party logistics costs;

●	inbound and outbound freight costs, and customs and duties charges;

●	costs associated with the repair of products under warranty;

●	write-downs of inventory carrying value to adjust for excess and obsolete inventory and periodic physical inventory counts; and

●	cost of professionals to deliver professional development training related to the use of our products.

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

Gross profit and gross profit margin

Our gross profit and gross profit margin have been, and may in the future be, influenced by several factors including: product, channel, and geographical revenue mix; changes in product costs related to the release of projector models; component, contract manufacturing and supplier pricing and foreign currency exchange. As we primarily procure our product components and manufacture our products in Asia, our suppliers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. Gross profit and gross profit margin may fluctuate over time based on the factors described above.

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

Income tax expense

We are subject to income taxes in the jurisdictions in which we do business, including the United States, United Kingdom, Mexico, Sweden, Finland, Holland, and Germany. The United Kingdom, Mexico, Sweden, Finland, Holland, and Germany have a statutory tax rate different from that in the United States. Additionally, certain of our international earnings are also taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Operating Results – Boxlight Corporation

For the three-month periods ended September 30, 2021 and 2020

Revenues. Total revenues for the three months ended September 30, 2021 were $61.0 million as compared to $9.5 million for the three months ended September 30, 2020, resulting in a 544% increase in revenue. Revenues primarily consist of hardware revenue, software revenue, and professional development. The increase in revenues was primarily due to the acquisitions of Sahara Presentation Systems in September 2020 and Interactive Concepts in March 2021 as well as increased demand for our solutions in the U.S. and Europe.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2021 was $ 45.2 million compared to $7.5 million for the three months ended September 30, 2020, resulting in a 507% increase. Cost of revenues consists primarily of product cost, freight expenses, customs expense, and inventory adjustments. The increase in cost of revenues was associated with the acquisitions and growth of the business as outlined above and was also due to additional increases in global freight/shipping which the company has experienced (as have many others) as a result of supply chain issues arising as a result of the COVID-19 pandemic. In the first quarter of 2021 we reported the cost increase to be approximately four times normal costs as compared to pre-pandemic levels. We expect such cost increases to continue throughout 2021.

Gross Profit. Gross profit for the three months ended September 30, 2021, was $15.8 million, as compared to $2.0 million for the three months ended September 30, 2020. Gross profit margin increased from 21% to 26% despite the effects of increased freight and shipping expenses discussed above, product cost increases (which have been partially offset by increased sales prices) and certain purchase accounting adjustments stemming from the Sahara acquisition and effecting recognized revenues.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2021 were $11.9 million and 20% of revenues, as compared to $3.3 million and 35% of revenues for the three months ended September 30, 2020. The increase was mainly a result of the additional personnel costs associated with the acquired Sahara operations, new hires for planned growth and stock compensation issuances.

Research and Development Expenses. Research and development expenses were $355 thousand and 0.6% of revenues for the three months ended September 30, 2021, as compared to $471 thousand and 5% of revenues for the three months ended September 30, 2020. Research and development expense primarily consists of costs associated with development of our proprietary hardware and software technologies.

Other Expense (net). Other expense (net) for the three months ended September 30, 2021 was $1.4 million, as compared to $2.5 million for the three months ended September 30, 2020. Other expense decreased primarily due to $1.1 million less in losses recognized upon the settlement of certain debt obligations in exchange for issuance of common shares, offset by a $339 thousand increase in interest expense associated with increased borrowings.

Income Tax Expense. Income tax expense for the three months ending September 30, 2021 was $1.4 million, as compared no income tax expenses for the three months ended September 30, 2020. Income tax have been recognized in connection with our acquired Sahara operations.

Net Income (Loss). Net income was $729 thousand in the three months ended September 30, 2021 and net loss was $4.2 million for the three months ended September 30, 2020, respectively. The Company had net income in the quarter, a result of achieving positive operating income and operating margin in the quarter.

For the nine-month periods ended September 30, 2021 and 2020

Revenues. Total revenues for the nine months ended September 30, 2021 were $141.2 million as compared to $23.0 million for the nine months ended September 30, 2020, resulting in a 514% increase in revenue. The increase in revenues was primarily due to the acquisitions of Sahara Presentation Systems in September 2020 and Interactive Concepts in March 2021, and increased demand for our solutions in the U.S., Europe, and Australia. Organic revenue growth for the nine months of 2021 was 125%.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2021, were $104.0 million as compared to $16.7 million for the nine months ended September 30, 2020, resulting in an 522% increase. The increase in cost of revenues was associated with the acquisitions and growth of the business as outlined above and was also due to additional increases in global freight/shipping which the company has experienced as have many others as following the COVID-10 pandemic. In the first quarter of 2021 we reported the cost increase to be approximately four times higher as compared to pre-pandemic levels, this is expected to continue throughout 2021.

Gross Profit. Gross profit for the nine months ended September 30, 2021 was $37.2 million as compared to $6.3 million for the nine months ended September 30, 2020. The gross profit margin decreased from 27% for the nine months ended September 30, 2020 to 26% in for the nine months ending September 30, 2021, primarily driven by the effects of customs and freight expenses discussed above, and certain purchase accounting adjustments stemming from the Sahara acquisition and effecting recognized revenues.

General and Administrative Expenses. General and administrative (“G&A”) expenses for the nine months ended September 30, 2021 were $32.8 million and 23% of revenue as compared to $10.4 million and 45% of revenue for the nine months ended September 30, 2020. The increase in G&A expenses resulted from additional personnel costs associated with the acquired Sahara operations, new hires for planned growth and stock compensation issuances.

Research and Development Expenses. Research and development expenses were $1.3 million and 0.9% of revenue for the nine months ended September 30, 2021, as compared to $1.1 million and 5% of revenue for the nine months ended September 30, 2020. The absolute increase in research and development expense was primarily driven by an increase in contract services related to software development.

Other Income (Expense) Net. Other expense, net, for the nine months ended September 30, 2021 was $5.8 million as compared to other expense, net, of $2.4 million for the nine months ended September 30, 2020. Other expense increased primarily due to a $1.0 million increase in interest expense associated with increased borrowings, and net movement year on year of $2.4 million of additional losses recognized upon the settlement of certain debt obligations in exchange for issuance of common shares.

Income Tax Expense. Income tax expense for the nine months ending September 30, 2021 was $3.9 million, as compared no income tax expenses for the nine months ended September 30, 2020. Income tax was recognized in connection with our acquired Sahara operations. The Company recorded a significant tax impact of $2.2 million during the second quarter of 2021 to reflect a discrete event directly pertaining to the tax impact on our UK deferred tax liability associated with the intangible assets acquired as part of the Sahara business combination, and the effect of a recent UK rate income tax rate change. Finance Bill 2021 (“the Bill”) provides for an increase in the UK statutory tax rate to 25% for taxpayers with profits over £250K beginning April 1, 2023. We expect this rate to apply to the earnings of our Sahara operations in the UK. The Bill received Royal Assent on June 10, 2021 and it is considered enacted on that date under U.S. GAAP. As such, we reflected the tax impact as a discrete event in our second quarter results. The effective tax rate is (139.3)% due to there being no tax expense/benefit for the legacy Boxlight entities, but the Sahara entities are fully taxable.

Net Loss. Net loss was $6.6 million and $7.6 million for the nine months ended September 30, 2021 and 2020, respectively. The slight decrease in the net loss was primarily due to the slightly lower gross profit margins, increased interest expense, increased tax expense, amortization of intangible assets following the Sahara acquisition, stock compensation expense, and losses incurred on the settlement of certain debt obligations in exchange for shares of our common stock.

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding operations, we supplement our consolidated condensed financial statements, which are prepared in accordance with GAAP with EBITDA and Adjusted EBITDA, with both non-GAAP financial measures of earnings.

EBITDA represents net income (loss) before income tax expense, interest income, interest expense, depreciation, and amortization. Adjusted EBITDA represents EBITDA, plus stock compensation expense, the change in fair value of derivative liabilities, purchase accounting impact of fair valuing inventory and deferred revenue, and non-cash losses associated with debt settlement. Our management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of our business model, and to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. Investors should consider our non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following tables contains reconciliations of net losses to EBITDA for the periods presented.

Reconciliation of net loss for the three months ended

September 30, 2021 and 2020 to EBITDA and adjusted EBITDA

(in thousands)	September 30, 2021	September 30, 2020
Net income	$729	$(4,211)
Depreciation and amortization	1,697	318
Interest expense	870	531
Income tax expense	1,391	-
EBITDA	$4,687	$(3,362)
Stock compensation expense	1,161	346
Change in fair value of derivative liabilities	(60)	194
Purchase accounting impact of fair valuing inventory	15	217
Purchase accounting impact of fair valuing deferred revenue	715	-
Net loss on settlement of Lind debt in stock	638	1,748
Adjusted EBITDA	$7,156	$(857)

Reconciliation of net loss for the nine months ended

September 30, 2021 and 2020 to EBITDA and adjusted EBITDA

(in thousands)	September 30, 2021	September 30, 2020
Net loss	$(6,660)	$(7,587)
Depreciation and amortization	5,264	758
Interest expense	2,652	1,618
Income tax expense	3,936	-
EBITDA	$5,192	$(5,211)
Stock compensation expense	3,020	866
Change in fair value of derivative liabilities	164	239
Purchase accounting impact of fair valuing inventory	45	236
Purchase accounting impact of fair valuing deferred revenue	2,312	-
Net loss on settlement of Lind debt in stock	3,373	2,340
Adjusted EBITDA	$14,106	$(1,530)

Discussion of Effect of Seasonality on Financial Condition

Certain accounts on our financial statements are subject to seasonal fluctuations. As our business and revenues grow, we expect these seasonal trends to be reduced. The bulk of our products are shipped to our educational customers prior to the beginning of the school year, usually in, July, August, or September. To prepare for the upcoming school year, we generally build up inventories during the second quarter of the year. Therefore, inventories tend to be at the highest levels at that point in time. In the first quarter of the year, inventories tend to decline significantly as products are delivered to customers and we do not need the same inventory levels during the first quarter. Accounts receivable balances tend to be at the highest levels in the third quarter, in which we record the highest level of sales.

Due to some continuing travel restrictions and concerns for the safety for our employees during the ongoing COVID-19 pandemic, we have reduced face-to-face meetings with customers and attendance at tradeshow events. We have assessed the impact that these changes will have on our peak season sales and have concluded that funding priority will be given to initiatives that provide for continuity of learning which may result in lower priority on total learning solution sales including hardware, software, and teacher training.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $6.2 million, a working capital balance of $32.0 million, and a current ratio of 1.48. This financial position represents a significant improvement from a year ago at September 30, 2020 when we had $9.6 million of cash and cash equivalents, a working capital balance of $25.1 million, and a current ratio of 1.80.

For the nine months ended September 30, 2021 and 2020, we had net cash used in operating activities of $13.1 million and $7.0 million, respectively, net cash used for investing activities of $943 thousand and $45.0 million respectively, and net cash provided by financing activities of $7.2 million and $60.7 million, respectively. We had accounts receivable net of allowances of $47.9 million and $20.9 million as of September 30, 2021, and year ended December 31, 2020, respectively.

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

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases. We lease all our office facilities. We expect to make future payments on existing leases from cash generated from operations. We have limited credit available from our major vendors and are required to prepay for the majority of our inventory purchases, which further constrains our cash liquidity.

Recent Financing

As disclosed below, the Company entered into an accounts receivable agreement, effective September 30, 2020 (the “Accounts Receivable Agreement”), between Sallyport Commercial Finance LLC (“Sallyport”) and the Company’s subsidiaries, Boxlight, Inc. and EOSEDU LLC (the Subsidiaries”). Under the terms of the Accounts Receivable Agreement, the Subsidiaries were originally able to sell up to $6,000,000 (the “Maximum Facility Limit Amount”) of eligible accounts receivable that are accepted by Sallyport for up to 90% of the face amount of each such eligible account. On July 20, 2021, Boxlight and Sallyport amended the Accounts Receivable Agreement (the “ARC Amendment”) for purposes of increasing the Maximum Facility Limit Amount to $13,000,000, as well as increasing the minimum monthly sales from $1,250,000 to $3,000,000. In exchange for entry into the ARC Amendment, Boxlight agreed to a fee of $50,000, representing one percent of the increased Maximum Facility Limit Amount. Other terms of the Accounts Receivable Agreement remained unchanged. On August 6, 2021, Boxlight and Sallyport entered into an additional amendment of the Accounts Receivable Agreement (the “Second ARC Amendment”), which further increased the Maximum Facility Limit Amount to $15,000,000. In exchange for entry into the Second ARC Amendment, Boxlight agreed to a fee of $20,000, representing one percent of the increased Maximum Facility Limit Amount. Other terms of the Accounts Receivable Agreement remained unchanged. On August 23, 2021, the Company and Sallyport, as first lien creditor, and Lind Global Macro Fund, LP (“LGMF”) and Lind Global Asset Management, LLC (“Lind Global”), together as second lien creditors, entered into the fourth amended and restated intercreditor agreement (the “Fourth A&R Intercreditor Agreement”) for the sole purpose of increasing the permitted first lien cap thereunder from $6 million to $20 million.

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

On September 21, 2020, we and Lind Global entered into a securities purchase agreement (the “Lind Global SPA”), pursuant to which Lind Global purchased from the Company a $22,000,000 secured convertible note (the “Convertible Note”) in exchange for payment to us of $20,000,000 (the “Funding”). Under the terms of the Lind Global SPA, in addition to the issuance of the Convertible Note, the Company paid to Lind (i) a commitment fee of $400,000 and (ii) a bonus fee (the “Bonus Payment”) of $500,000 payable in shares of Class A common stock of the Company, with the per share price of the Bonus Payment shares calculated based on the 20-day VWAP of the Class A Common Stock prior to closing. The Convertible Note has a term of 24-months, bears a 4% interest rate (0% interest so long as the Class A Common Stock trades at $3.50 or more per share), is repayable in 22 equal instalments commencing 60 days after the Funding and, at the option of the Company, may be repaid in either cash or Class A common stock. Class A common stock issuable to Lind Global in conjunction with the Bonus Payment and the Convertible Note was registered pursuant to a shelf takedown on the Company’s existing shelf registration statement on Form S-3 (SEC File No. 333-239939).

In conjunction with our entry into the Lind Global SPA and the issuance of the Convertible Note, on September 21, 2020, the Company and Lind Global Macro Fund, LP, an affiliate of Lind Global, entered into a third amended and restated security agreement (the “Third A&R Security Agreement”) for purposes of amending and restating a prior security agreement, dated as of February 4, 2020, between the Company and Lind in order to incorporate the Lind Global SPA and the Convertible Note therein. In addition, on September 21, 2020, the Company, Sallyport Commercial Finance, LLC (“Sallyport”), as first lien creditor, and Lind and Lind Global, as second lien creditors, entered into a third amended and restated intercreditor agreement (the “Third A&R Intercreditor Agreement”) for purposes of amending and restating the second amended and restated intercreditor agreement, dated as of February 4, 2020, between the Company, Sallyport and Lind, in order to (i) incorporate Lind Global as a second lien creditor and (ii) reaffirm and confirm the relative priority of each creditor’s respective security interests in the Company’s assets, among other matters.

On July 28, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group, LLC, a Delaware limited liability company (“Maxim”), pursuant to which Maxim, as representative of the underwriters, agreed to underwrite the public offering (the “Offering”) of up to 15,000,00 shares of the Company’s Class A common stock, at a public offering price of $2.00 per share, in addition to an overallotment option (the “Overallotment Option”) of 2,250,000 shares of Common Stock. The Offering closed on July 31, 2020, with the sale of all 17,250,000 shares of the Company’s Common Stock, including the Overallotment Option, for gross proceeds of $34,500,000. Maxim acted as sole book-running manager, National Securities Corporation acted as a co-manager for the Offering, and A.G.P./Alliance Global Partners (“A.G.P.”) acted as financial advisor. As compensation for underwriting the Offering, the underwriters received an underwriting discount of 7%, equaling approximately $2,415,000, in addition to $60,000 in expenses. A.G.P.’s compensation was paid out of the underwriting discount. The Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (SEC File No. 333-239939) (the “Registration Statement”) and the related base prospectus included therein, as supplemented by the prospectus supplement dated July 28, 2020 (the “Preliminary Prospectus”) and the final prospectus supplement, filed July 29, 2020 (the “Final Prospectus” and collectively with the Preliminary Prospectus, the “Prospectus”).

On September 8, 2020, the Company entered into an underwriting agreement (the “September Underwriting Agreement”) with Maxim pursuant to which Maxim agreed to underwrite the public offering (the “September Offering”) of 13,333,333 shares (the “Shares”) of the Company’s Class A common stock at a public offering price of $0.75 per share. The September Offering closed on September 11, 2020, and the Company sold the Shares for gross proceeds of $10,000,000. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 2,000,000 shares of Class A common stock at the public offering price less discounts and commissions (the “September Over-Allotment Option”). The September Over-Allotment Option was exercised in full on September 24, 2020, for additional proceeds of $1,500,000, through the sale of an additional 1,999,667 shares of Class A common stock. Maxim acted as sole-bookrunner and National acted as co-manager for the September Offering. Gross proceeds, before underwriting discounts and commissions and estimated offering expenses, totaled $11.5 million. As compensation for underwriting the Offering, Maxim and National together received an underwriting discount of 7% of the Offering and the Over-Allotment Option and were reimbursed for up to $85,000 in underwriting expenses. The September Offering was conducted pursuant to the Company’s registration statement on Form S-1 (SEC File No. 333-238634) previously filed with and declared effective by the SEC.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity and capital resources.

Critical Accounting Policies and Estimates

Our consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated condensed financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in the notes to the unaudited consolidated condensed financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

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

Under Section 2(a)(19) of the Securities Act of 1933 and Section 3(a)(80) of the Securities Exchange Act of 1934, as amended, an emerging growth company will lose its status upon the earliest of several conditions, one of which is reaching the last day of the fiscal year in which the fifth anniversary of the company’s first sale of equity securities pursuant to an effective registration statement occurs. For the Company, this will occur on January 1, 2022.

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

There were no changes in our internal control over financial reporting that occurred during the nine-month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit

10.1	Employment Agreement, dated September 15, 2021, between Boxlight Corporation and Aleksandra Leis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 20, 2021).

10.2	Boxlight Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed October 14, 2021).

10.3	Membership Interest Purchase Agreement, dated October 29, 2021, between Boxlight Corporation, Boxlight, Inc., FrontRow Calypso LLC, Phonic Ear, Inc., and Calypso Systems LLC. (incorporated by reference to the Current Report on Form 8-K filed November 1, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXLIGHT CORPORATION

November 10, 2021	By:	/s/ Michael Pope
Michael Pope
Chief Executive Officer

November 10, 2021	By:	/s/ Patrick Foley
Patrick Foley
Chief Financial Officer (Principal Financial and Accounting Officer)

