Form 10-K
period 2021-12-31
Boxlight Corp
filed 2022-04-13
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number: 001-37564

BOXLIGHT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	8211	46-4116523
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification Number)

BOXLIGHT CORPORATION

1045 Progress Circle

Lawrenceville, Georgia 30043

Phone: (678) 367-0809

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol	Name of each exchange on which registered

Common Stock, $0.0001 par value	BOXL	NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $136,880,512.

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on March 31, 2022 was 65,522,438.

.

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

Forward-looking statements include statements concerning the following:

●	our possible or assumed future results of operations;
●	our business strategies;
●	our ability to attract and retain customers;
●	our ability to sell additional products and services to customers;
●	our cash needs and financing plans;
●	our competitive position;
●	our industry environment;
●	our potential growth opportunities;
●	expected technological advances by us or by third parties and our ability to leverage them;
●	Our inability to predict, adapt to, or anticipate the duration or long-term economic and business consequences of the ongoing COVID-19 pandemic;
●	Our ability to protect the Company against cybersecurity risks and threats;
●	the effects of future regulation; and
●	our ability to protect or monetize our intellectual property.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements, because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the reports we file with the SEC. Actual events or results may vary significantly from those implied or projected by the forward-looking statements due to these risk factors. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K, the documents that we reference in this Annual Report on Form 10-K and the documentation we have filed as exhibits thereto with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results and circumstances may be materially different from what we expect.

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

Unless the context otherwise requires, the terms “the Company,” “we,” “us,” and “our” in this report refer to Boxlight Corporation and its consolidated direct and indirect subsidiaries, and the term “Boxlight” refers to Boxlight Inc., a Washington corporation and a wholly owned subsidiary of Boxlight Corporation.  The terms “year” and “fiscal year” refers to our fiscal year ending December 31st.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We are a technology company that develops, sells and services interactive solutions predominantly for the global education market, but which are also sold into the health, government and corporate sectors. We are seeking to become a worldwide leading innovator and integrator of interactive products and software for schools, as well as for business and government learning spaces. We currently design, produce and distribute interactive technologies including flat panels, projectors, whiteboards and peripherals for the education market. We also distribute science, technology, engineering and math (or “STEM”) products, including our portable science lab. All products are integrated into our classroom software suite that provides tools for whole class learning, assessment and collaboration. To date, we have generated substantially all revenue in the U.S. from the sale of interactive displays and related software to the educational market. In the region encompassing Europe, the Middle East and Africa (collectively,” EMEA”), approximately 92% of our revenues relate to the education sector and the remainder comes from health, government and corporate including the banking and financial services sector.

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

We pride ourselves in providing industry-leading service and support and have received numerous product awards:

●	In 2021, Boxlight received Tech & Learning's 2021 Awards of Excellence ‐ Best Tools for Back to School, in both Primary and Secondary levels for: MimioConnect® blended learning platform, MimioSTEM solutions, Boxlight‐EOS Professional Development Learning Solutions, and our ProColor interactive flat panel. Clevertouch was awarded for Best Business Growth and Corporate Social Responsibility by InAVation Awards and 4 AV Awards for Product, Manufacturer, Distributor, and Channel Team of the Year.
●	In 2020, UX Pro won Collaboration Innovation of the Year from AV News Awards, Best in Show for InfoComm Awards, AvTechnology Europe, and “Best of Show” at ISE. IMPACT Plus won Innovation Design, high-quality, functionality, ergonomics and ecology from Plus X Awards in Germany, Collaboration Innovation from AV News Awards, Best in Show at InfoComm from Tech & Learning magazine, Best at Show at InfoComm from Installation magazine and best at ISE Show from Installation.
●	In 2019, Clevertouch won Interactive Display of the Year at AV Magazine’s AV Awards, Keiba Awards, Best of Show from Installation and best of Show for IMPACT Plus at Best of Show Tech&Learning awards, as well as the Pro Series Technology for Conferencing and Collaboration at the Innovation Awards, and the AV Display Innovation of the Year at the AV News Awards.

●	In 2018, Clevertouch won Best in Show for InfoComm from Tech&Learning magazine and Collaboration Product of the Year for Plus Series, as well as the Collaboration Product of the Year for Pro Series and Marketing Professional of the Year for Adam Kingshott.
●	In 2017, Clevertouch’s Plus Series won Interactive Screen of the year at AV Magazine’s AV Awards. Our MimioStudio with MimioMobile was a BETT Awards finalist in the tools for teaching, learning and assessment area, our Labdisc product was named Best of BETT 2017 for the Tech & Learning award, won the Best in Show at TCEA and our P12 Projector Series won the Tech & Learning best in show award at ISTE in 2017,
●	In 2016, Clevertouch won Interactive Screen of the Year at AV Magazine’s AV Awards with Plus Series. Our MimioMobile App with Mimio Studio Classroom Software won the 2016 Cool Tool Award and we received the 2016 Award of Excellence for our MimioTeach at the 34th Tech & Learning Awards of Excellence program honoring new and upgraded software.
●	In 2015, Clevertouch won manufacturer of the Year at AV Magazine’s AV Awards.

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

The COVID-19 pandemic has had a significant impact on economies worldwide, resulting in workforce and travel restrictions, and supply chain and production disruptions across many sectors. While factors have had a significant impact on our supply chain, the financial performance of our business has actually improved substantially since the last quarter of 2020 and we anticipate that trend will continue throughout 2022 as demand for our products and solutions in the education, government and corporate sectors increase. Indeed, we believe that COVID-19 has accelerated the move toward unified communications, thus creating greater demand for our products and solutions.

Please refer to item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of specific impacts on seasonality and liquidity and capital resources.

Our Company

Boxlight Corporation was incorporated in Nevada on September 18, 2014 for the purpose of acquiring technology companies that sell interactive products into the education market. As of the date of this Annual Report, we have five subsidiaries, consisting of Boxlight Inc., a Washington State corporation, Sahara Holdings Limited, an England and Wales corporation, Boxlight Latinoamerica, S.A. DE C.V. (“BLS”) and Boxlight Latinoamerica Servicios, S.A. DE C.V., (“BLA”) both incorporated in Mexico, and EOSEDU, LLC, a Nevada limited liability company. BLS and BLA are currently inactive.  Our Sahara Holding Limited subsidiary has eight direct and indirectly owned subsidiaries located in the United States, U.K., the Netherlands, Belgium, Sweden, Finland and Germany and our Boxlight Inc. subsidiary, in turn, has two directly owned subsidiaries located in the United States and Northern Ireland.  See the Boxlight Corporation organization chart on page 6 below.

On December 31,2021, we acquired FrontRow Calypso LLC, a California company and a leader in classroom and campus communication solutions for the education market.

On March 23, 2021, we acquired Interactive Concepts BV, a company incorporated and registered in Belgium and a distributor of interactive technologie (Interactive) and subsequently renamed to Sahara Presentation Systems (“Interactive)

Europe BV. The company has been Boxlight’s key distributor in Belgium and Luxembourg.

On September 24, 2020, the Company acquired Sahara Holdings Ltd., a leader in distributed AV products and a manufacturer of multi-award-winning touchscreens and digital signage products, including the globally renowned Clevertouch and Sedao brands.

Headquartered in the United Kingdom, Sahara and its subsidiaries have a strong presence in the EMEA interactive flat panel display (IFPD) market selling into Education, Health, Government, Military and Corporate sectors.

On April 17, 2020, we acquired MyStemKits Inc. (“MyStemKits”). MyStemKits is in the business of developing, selling and distributing 3D printable science, technology, engineering and math curriculums incorporating 3D printed project kits for education, and owns the right to manufacture, market and distribute Robo 3D branded 3D printers and associated hardware for the global education market.

March 12, 2019, we acquired Modern Robotics Inc. (MRI), based in Miami, Florida. MRI is engaged in the business of developing, selling and distributing science, technology, engineering and math (STEM), robotics and programming solutions to the global education market.

On August 31, 2018, we purchased EOS, an Arizona limited liability company owned by Daniel and Aleksandra Leis. EOS is in the business of providing technology consulting, training, and professional development services to create sustainable programs that integrate technology with curriculum in K-12 schools and districts.

On June 22, 2018, we acquired Qwizdom, Inc. and its subsidiary Qwizdom UK Limtied (together, (;the Companies. The Qwizdom Companies develop software and hardware solutions that are quick to implement and designed to increase participation, provide immediate data feedback, and, most importantly, accelerate and improve comprehension and learning. The Qwizdom Companies have offices outside Seattle, WA and Belfast, Northern Ireland and deliver products in 44 languages to customers around the world through a network of partners. Over the last three years, over 80,000 licenses have been distributed for the Qwizdom Companies’ interactive whiteboard software and online solutions.

On May 9, 2018, we acquired Cohuborate, Ltd., a United Kingdom corporation based in Lancashire, England. Cohuborate produces, sells and distribute interactive display panels designed to provide new learning and working experience through high-quality technologies and solutions through in-room and room-to-room multi-device multi-user collaboration. Although a development stage company with minimal revenues to date, we believe that Cohuborate will enhance our software capability and product offerings.

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

On May 9, 2016, we acquired Genesis. Genesis is a value-added reseller of interactive learning technologies, selling into the K-12 education market in Georgia, Alabama, South Carolina, northern Florida, western North Carolina and eastern Tennessee. Genesis also sells our interactive solutions into the business and government markets in the United States. Effective August 1, 2016, Genesis was merged into our Boxlight Inc. subsidiary.

On April 1, 2016, we acquired Mimio. Mimio designs, produces and distributes a broad range of Interactive Classroom Technology products primarily targeted at the global K-12 education market. Mimio’s core products include interactive projectors, interactive flat panel displays, interactive touch projectors, touchboards and MimioTeach, which can turn any whiteboard interactive within 30 seconds. Mimio’s product line also includes an accessory document camera, teacher pad for remote control and an assessment system. Manufacturing is by ODMs and OEMs in Taiwan and China. Mimio products have been deployed in over 600,000 classrooms in dozens of countries. Mimio’s software is provided in over 30 languages. Effective October 1, 2016, Mimio LLC was merged into our Boxlight Inc. subsidiary.

For a description of the terms of our recent acquisitions see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Acquisitions” elsewhere in this Annual Report.

The organizational structure of our companies is as follows:

Legend
Ultimate Parent Company
Parent Subsidiary
Other Subsidiary
Holding Company
Trading Entity
Sales and Marketing Entity
Dormant Entity
No individual or entity owns 10% or more, directly or indirectly, on an aggregated basis.
Boxlight Corporation
Nasdaq: BOXL
a Nevada corporation
Company No. 201494766
100%
Boxlight Inc.
a Washington corporation
Sahara Holdings Limited
an England company
Company No. 03947832
EOSEDU LLC
an Arizona limited liability company
Boxlight Latinoamerica, SA DE CV
a Mexico company
Boxlight Latinoamerica, SA Servicios SA DE CV
a Mexico company
FrontRow Calypso LLC
a Delaware limited liability company
Boxlight Group Limited
a Northern Ireland company
Company No. NI048270
Sahara Nordic OY
a Finland company
Company No. 24282575
(029 497 006)
Sahara Nordic AB
a Sweden company
Company No. 556826-003
Sahara Presentation Systems Ltd
an England company
Company No. 01335211
Sahara Presentation Systems, Inc.
a Delaware corporation
Sahara Presentation Systems GmbH
a Germany company
Company No. HRB 85523
(5324 0001 0003 3040)
Sedao Limited
an England company
Company No. 05217995
Clevertouch B.V.
(f.k.a. Sahara Presentation Systems B.V.)
a Dutch company
Company No. 76186458
(860538849)
Sahara Presentation Systems Europe BV
(f.k.a. Interactive Concepts BV)
a Belgium company
Reg. No. 0822.607.312

Our Markets

The global education industry is undergoing a significant transition, as primary and secondary school districts, colleges and universities, as well as governments, corporations and individuals around the world are increasingly recognizing the importance of using technology to more effectively provide information to educate students and other users. In the United States, we are benefiting from the substantial government investments from the CAREs Act and the stimulus package. To a lesser extent we are seeing similar government stimulus funds drive demand in other parts of Europe.

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

According to “All Global Market Education & Learning,” an industry publication, the market for hardware products is growing due to increases in the use of interactive whiteboards and simulation-based learning hardware. Educational institutions have become more receptive to the implementation of high-tech learning tools. The advent of technology in the classroom has enabled multi-modal training and varying curricula. In general, technology-based tools help develop student performance when integrated with the curriculum. The constant progression of technology in education has helped educators to create classroom experiences that are interactive, developed and collaborative.

Our Opportunity

We believe that our Connected Classroom™ solution uniquely positions Boxlight to be the leading provider of EdTech products within our categories in the global education technology market. Our holistic solution of hardware, software, content and professional development improves learning progression by increasing student engagement and timely interventions. Coupled with our innovations, we have a strong brand, operations and supply-chain; our channel into the US and EMEA is very strong and the global market is growing year-on-year; with our global 24/7 technical and customer services team which retains a very high satisfaction rating.

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

Justifying HolonIQ market analysis states that Global EdTech Venture Capital has been $32 billion in the last decade (approximately 33% within the US) and predicts nearly triple that investment through to 2030. Following that the global “expenditure on education and training from governments, parents, individuals and corporates continues to grow to historic levels and is expected to reach USD $10T by 2030”.

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

Growth in the E-learning Market

According to the “E-learning Market – Global Outlook and Forecast 2020-2025”, the e-learning market is expected to display significant growth opportunities in the next five years. While the growth curve is uniform in terms of the number of users, the same is not the case by revenues; the average cost of content creation and delivery with the same is undergoing a consistent decline. However, the advent of cloud infrastructure, peer-to-peer problem solving, open content creation, and rapid expansion of the target audience has enabled e-learning providers to rein in economies of choice and offer course content at a competitive price. While the growth prospects of the e-learning market remain stable, the rise of efficient sub-segments is changing the learning and training landscape gradually.

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

Clevertouch, IMPACT

We believe that Clevertouch IMPACT is the perfect all-around solution for the modern classroom. Featuring high precision technology, LYNX Whiteboard, Cleverstore, and Snowflake – IMPACT helps save time lesson planning with lots of resources. Available in three sizes of 65”, 75” and 86”. Each panel is 4K with 20 points of touch, comes with an optional slot in PC and runs on Android 8. All IMACT screens, has Cleverstore with hundreds of educational apps to keep the young mind learning. Also included is our cloud-based LYNX Whiteboard for lesson planning and deployment and Snowflake software as standard. Every screen runs Over-the-Air updates and come with Mobile Device Management to run diagnostics on each screen.

Clevertouch UX Pro.

UX Pro interactive LED flat panels are available in four sizes of 55”, 65”, 75” and 86” and designed for the modern meeting space. With 4K resolution, 20 points of touch and built collaboration screen sharing with touchback capabilities, UX Pro is built around meeting requirements with Stage software to enable remote meeting participants and annotation on documents whilst Launcher will give instant access to favored unified comms app in the touch of a button. Running Android 8 with an optional slot in PC, Clevertouch is designed to run and fit into any technology set up. With built in line array microphone for meetings, proximity sensors that boot up the screen or shutdown the screen when the room isn’t in use, enhanced USB C connectivity and device charging, cloud accounts to log into your settings and cloud accounts, displays messaging through built in digital signage, every screen runs Over-the-Air updates and come with Mobile Device Management to run diagnostics on each screen, and Clevershare gives instant screen sharing through the app or dongle to engage and enhance collaboration.

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

Clevertouch CM Series

Available in six (6) sizes 43′′/ 49′′/ 55′′/ 65′′/ 75′′/ 86”, the CM Series was launched in 2020 and marketed as the first Clevertouch non-touch large format display screen. This 4K UHD screen delivers two-way functionality – meeting room collaboration and digital signage. As a non-touch meeting room collaboration screen, the CM Series has wireless display connectivity and RS232 control for professional meeting room integration with control systems. The in-built Android system includes the ClevertouchLive App for managing digital signage content of full screen capacity or can be packaged with a Clevertouch Media Player to enhance digital signage playout multimedia functionality. With 16/7 display, the CM Series has built in scheduler to manage switch on/off timing. Boot up screen with standby digital signage and instant messaging form part of the ClevertouchLive digital signage feature that sets it apart from competitor screens in this marketplace.

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

MimioDisplay 3 Interactive Flat Panel Display

MimioDisplay 3 is a touchscreen UHD HDR display with 20 points of touch, digital passive pen and eraser, and comes in three sizes – 65, 75 and 86”. The product has a Natural User Interface, so is designed to be intuitive to realize higher adoption of features, and as a result is more effective in helping teachers realize learning objectives. For example: in Windows Ink compliant applications, like Office 365, the passive digital pen draws, the eraser block erases digital ink (whilst cleaning the glass) and touches provide gestures without having to use the software’s user interface. Like the ProColor 3, the display has a custom inbuilt Android 8 Launcher tailored for an interactive large screen and comes with:

●	Infinite Sketch – a whiteboard app to create and capture outcomes;

●	Floating widgets such as annotate-over-video, screen capture, calculator and others;
●	Unplug’d – Boxlight’s mirroring app that allows teachers to orchestrate up to four simultaneous displays across Windows, Chrome OS, Android and iOS and casting of the MimioDisplay to all the devices in a classroom;
●	NDMS – Boxlight’s cloud-based device management system to remotely manage displays; and
●	K12-Store – a curated list of Android applications that teachers can install onto the device.

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

MimioFrame Touch Kit

MimioFrame can turn a projection (dry erase) board into an Interactive Whiteboard in 10-15 minutes. Millions of classrooms already have a conventional whiteboard and a non-interactive projector. MimioFrame uses infrared (IR) technology embedded in the four sides of the frame to turn that non-interactive combination into a modern 10-touch-interactive Digital Classroom. No drilling or cutting is required, MimioFrame easily and quickly attaches with industrial-strength double-sided tape.

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

Classroom Audio Category

Not every classroom is acoustically efficient and not every child has normal hearing. However, learning is noticeably enhanced when each child receives clear, intelligible instruction throughout the day, regardless of class size, background noise, seat location, or if the child has a mild hearing loss. Audio systems are becoming standard for new construction and refurbishment projects, and the federal government passed the Americans With Disabilities Act (ADA) and provides funding support for such solutions. For this reason, Boxlight has launched this new category and the debut product is MimioClarity. Boxlight also acquired FrontRow Calypso LLC, a California company and a leader in classroom and campus audio solutions for the education market.

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

MimioView document camera

Boxlight’s MimioView 350U is a 4K document camera that is integrated with MimioStudio to make the combination easy to use with a single cable connection that carries power, video, and control. MimioView 350U is fully integrated into our MimioStudio software solution and is controlled through MimioStudio’s applications menu. With two clicks, the teacher or user can turn on, auto-focus, and illuminate the included LED lights for smooth high-definition images.

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

Logistics (Suppliers)

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

We believe we offer the most comprehensive product portfolio in today’s education technology industry, along with best-in-class service and technical support. Our award-winning, interactive classroom technology and easy to use line of classroom hardware and software solutions provide schools and districts with the most complete line of progressive, integrated classroom technologies available worldwide.

Competition

The interactive education industry is highly competitive and characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of interactive projectors and interactive whiteboards. Interactive whiteboards, since first introduced, have evolved from a high-cost technology that involves multiple components, requiring professional installers, to a one-piece technology that is available at increasingly reduced-price points and affords simple installations. With lowered technology entry barriers, we face heated competition from other interactive whiteboard developers, manufacturers and distributors. We compete with other developers, manufacturers and distributors of interactive projectors and personal computer technologies, tablets, television screens and smart phones, such as Smart Technologies, Promethean, ViewSonic, Dell Computers, Samsung, Panasonic and ClearTouch.

Even with these competitors, the market presents new opportunities in responding to demands to replace outdated and failing interactive wthiteboards with more affordable and simpler solution interactive whiteboards. Our ability to integrate our technologies and remain innovative and develop new technologies desired by our current and potential new contract manufacturing customers will determine our ability to grow our contract manufacturing divisions. In addition, we have begun to see expansion in the market to sales of complementary products that work in conjunction with the interactive technology, including software, audio solutions, data capture and tablets.

Employees

As of December 31, 2021, we had the following distribution of employees:

Operations	28
Sales & Marketing	95
Administration	60
Total	183

None of our employees are represented by labor organizations. We consider our relationship with our employees to be excellent. A majority of our employees have entered into non-disclosure and non-competition agreements with us or our operating subsidiaries.

Recent Financing

On December 31, 2021, the Company and substantially all of its direct and indirect subsidiaries, including Boxlight, FrontRow, and Sahara as guarantors, entered into a maximum four year $68.5 million term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral agent(“the Collateral Agent”). Under the terms of the Credit Agreement, the Company received an initial term loan of $58.5 million on December 31, 2021 (the “Initial Loan”) and obtained a delayed draw facility of up to $10 million (the “Delayed Draw”). The Initial Loan and the Delayed Draw are collectively referred to as The Term Loans. The Term Loans will bear interest at the LIBOR rate plus 10.75%; provided that after June 30, 2022, if the Company’s Senior Leverage Ratio (as defined in the Credit Agreement) is less than 2.25, the interest rate would be reduced to LIBOR plus 10.25%. Such terms are subject to the Company maintaining a borrowing base in terms compliant with the Credit Agreement.

The proceeds of the Initial Loan were used to finance the Company’s acquisition of FrontRow, pay off all indebtedness owed to our then lenders. The terms of the Credit Agreement and related loans are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” The Initial Loan, $8.5 million, was subject to repayment on February 28, 2022, with quarterly principal payments of $625,000 and interest payments commencing March 31, 2022 and the $40.0 million remaining balance plus any Delayed Draw loans becoming due and payable in full on December 31, 2025.

In conjunction with its receipt of the Initial Loan, the Company issued to the Lender (i) 528,169 shares of Class A common stock (the “Shares”), which Shares were registered pursuant to our existing shelf registration statement and were delivered to the Lender in January 2022, (ii) a warrant to purchase 2,043,291 shares of Class A common stock (subject to increase to the extent of 3% of any Series B and Series C convertible preferred stock converted into Class A common stock), exercisable at $2.00 per share (the “Warrant”), which Warrant may be subject to repricing on March 31, 2022 based on the arithmetic volume weighted average prices for the 30 trading days prior to March 31, 2022, in the event our stock is then trading below $2.00 per share, (iii) a 3% fee of $1,800,000 and (iv) a $500,000 original issue discount. In addition, the Company agreed to register for resale the shares issuable upon exercise of the Warrant. The Company also incurred agency fees, legal fees and other costs in connection with the execution of the Credit Agreement.  Based on the arithmetic volume weighted average prices of the Company’s Class A common stock for the 30 trading days prior to March 31, 2022, the exercise price of the Warrant was reduced to $1.19 per share.

On March 29, 2022, the Company received a Notice of Events of Default and Reservation of Rights (the “Notice”) from the Collateral Agent. The Notice alleged, among other things, defaults as a result of (i) failure to repay $8.5 million of the facility by February 28, 2022, (ii) non-compliance with the borrowing base resulting in the Company being in an over advance position under the Credit Agreement, and (iii) failure to timely provide certain reports and documents.  As a result of the Notice, all accrued and unpaid interest owed under the Term Loan, became subject to a post-default interest rate equal to the highest interest rate allowed for under the Credit Agreement plus 2.50% until such time as the Events of Default are either waived or cured.

Following the Company’s receipt on March 29, 2022 of a Notice of Events of Default and Reservation of Rights (the “Notice”) described below, on April 4, 2022, the Company, the Lender and the Collateral Agent amended the Credit Agreement.  The principal elements of the amendment included (a) an extension of time for the Loan Parties to repay $8.5 million of the principal amount of the term loan from February 28, 2022 to February 28, 2023, and (b) forbearance on $3,500,000 of over advances to grant the Loan Parties until May 16, 2022 to allow the Company to come into compliance with the borrowing base requirements set forth in the Credit Agreement.  In such connection, the Loan Parties intend to obtain credit insurance on certain key customers whose principal offices are located in the European Union and Australia as their accounts owed to the Loan Parties were deemed ineligible for inclusion in the borrowing base calculation primarily due to the perceived inability of the Collateral Agent to enforce security interests on such accounts.

In addition, the Lender and Collateral Agent agreed to (i) reduce, through June 30, 2022, the minimum cash reserve requirement for the Loan Parties, (ii) reduce the interest rate by 50 basis points (to Libor plus + 9.75%) after delivery of the Loan Parties’ June 30, 2023 financial statements, subject to the Loan Parties maintaining 1.75 EBITDA coverage ratio, and (iii) waive all prior Events of Default under the Credit Agreement. In conjunction with the amendment to the Credit Agreement, the parties entered into an amended and restated fee letter (the “Fee Letter”) pursuant to which the parties agreed to prepayment premiums of (i) 5% for payments made on or before December 31, 2022, (ii) 4% for payments made between January 1, 2023 and December 31, 2023, and (iii) 2% for payments made between January 1, 2024 and December 31, 2025.  Furthermore, the parties agreed that no prepayment premiums would be payable with respect to the first $5.0 million paid under the Term Loan, any payments made in relation to the $8.5 million due on or before February 28, 2023, any required amortization payments under the Credit Agreement and any mandatory prepayments by way of ECF or casualty events.

See Note 17, “Subsequent Events”, for a description of the default and Amendment to the credit agreement,

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

Summary Risk Factors

Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

●	our inability to predict or anticipate the duration or adapt to the long-term economic and business consequences of the ongoing COVID-19 pandemic;
●	our inability to predict or adapt to the unstable market and economic conditions of the global economy
●	our ability to continue to attract and retain customers;
●	our ability to sell additional products and services to customers;
●	our ability to raise funds in a timely fashion and successfully manage cash flow needs and financing plans;
●	our ability to successfully maintain a competitive position in our industry and market;
●	our ability to manage our business and sell our products within a changing and evolving industry environment;
●	our ability to locate and leverage potential growth opportunities;
●	our ability to achieve expected technological advances by us or by third parties and our ability to leverage them;
●	our ability to integrate our business acquisitions fully and successfully into the Boxlight’s existing business and platform;
●	the effects of future regulation; and

●	our ability to protect and monetize our intellectual property.

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

For the year ended December 31, 2021, we generated approximately 92.7% of our revenue from sales of our interactive display products, consisting of projectors, interactive projectors and interactive flat panels. A decrease in demand for our interactive displays would significantly reduce our revenue. If any of our competitors introduces attractive alternatives to our interactive displays, we could experience a significant decrease in sales as customers migrate to those alternative products.

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

We are required to retire $8,500,000 of senior secured indebtedness by February 28, 2023.

Under the terms of our amended credit agreement with Whitehawk, we are obligated to reduce the $58.5 million Initial Term Loan by $8.5 million by not later than February 28, 2023. We believe we have adequate capital or ability to obtain capital in order to repay the $8.5 million.

In addition, at the date of this Annual Report an aggregate of  63,821,901 shares of our Class A common stock was issued and outstanding and the closing price of our Class A common stock, as traded on the Nasdaq Capital Market, was only $1.38.  Accordingly, unless the market price of our Class A common stock rises significantly, existing shareholders will suffer significant dilution to their equity even if we sell additional equity securities prior to December 31, 2022.

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

If our electronic data is compromised, our business could be significantly harmed.

We and our business partners maintain significant amounts of data electronically in locations around the world. This data relates to all aspects of our business, including current and future products under development, as well as certain customer, consumer, supplier, partner and employee data. We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyber-attacks or tampering that could compromise the integrity and privacy of this data. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protections of such data by third parties, nonetheless those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and result in a loss of business that could be material.

A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business continues to demand the use of sophisticated systems and technology. These systems and technologies must be refined, updated and replaced with more advanced systems on a regular basis in order for us to meet our customers’ demands and expectations. If we are unable to do so on a timely basis or within reasonable cost parameters, or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new system or technology, such as fuel abatement technologies, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

An information security incident, including a cybersecurity breach, could have a negative impact to the Company’s business or reputation

To meet business objectives, the Company relies on both internal information technology (IT) systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these IT systems and networks, and the confidentiality, integrity and availability of the Company’s sensitive data. The Company continually assesses these threats and makes investments to increase internal protection, detection and response capabilities, as well as ensure the Company’s third-party providers have required capabilities and controls to address these risks. To date, the Company has not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted. This impact could result in reputational, competitive, operational or other business harm as well as financial costs and regulatory action. The Company maintains cybersecurity insurance in the event of an information security or cyber incident; however, the coverage may not be sufficient to cover all financial losses.

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

Sales outside the US represented 67.5% of our revenues for the year ended December 31, 2021. We have committed, and may continue to commit, significant resources to our international operations and sales and marketing activities.

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

Certain of our subsidiaries provide products to and may from time to time undertake certain significant transactions with us and our other subsidiaries in different jurisdictions. In general, cross border transactions between related parties and, in particular, related party financing transactions, are subject to close review by tax authorities. Moreover, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules that require all transactions with nonresident related parties to be priced using arm’s-length pricing principles and require the existence of contemporaneous documentation to support such pricing. A tax authority in one or more jurisdictions could challenge the validity of our related party transfer pricing policies. If in the future any taxation authorities are successful in challenging our financing or transfer pricing policies, our income tax expense may be adversely affected and we could become subject to interest and penalty charges, which may harm our business, financial condition and operating results.

If we are unable to ship and transport components and final products efficiently and economically across long distances and borders, our business would be harmed.

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

Our reporting currency is the U.S. dollar. Sahara Holdings Ltd. consolidates results using the British pound (with principal functional currencies in British pound, Euro and U.S. dollar) and Boxlight Latin America uses the Mexican Peso as functional currency to report revenue and expenses. As a result, we will be exposed to foreign exchange rate fluctuations when we translate the financial statements of our group companies into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of any of the group companies financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we may have certain monetary assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. To the extent the U.S. dollar strengthens or weakens against the certain foreign currencies then the translation of foreign currency denominated transactions will result in a change to reported revenue, operating expenses and net income for subsidiary operations. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge fully our exchange rate risks.

We monitor our foreign exchange exposures, and these activities mitigate, but do not eliminate, our exposure to exchange rate fluctuations. As a result, exchange rate fluctuations may materially adversely affect our operating results in future periods.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and results of operations.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. Any such volatility and disruptions may have adverse consequences on us or the third parties upon who we rely.

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

The market price of our Class A common stock may be highly volatile and subject to wide fluctuations. In 2021, the price of our Class A common stock declined from $1.49 on January 4, 2021 to $1.38 per share on December 30, 2021. As of March 31, 2022, our Class A common stock closed at $1.20 per share. In addition, our financial performance, government regulatory action, tax laws and market conditions in general, including the ongoing COVID-19 pandemic and its resulting impact on the economy at large, could have a significant impact on the future market price of our Class A common stock. Some of the factors that could negatively affect our share price or result in fluctuations in the price of our common stock include:

●	our operating and financial performance and prospects;

●	our quarterly or annual earnings or those of other companies in our industry;
●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
●	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our Class A common stock or the stock of other companies in our industry;
●	the failure of analysts to cover our Class A common stock;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;
●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	announcements by third parties or governmental entities of significant claims or proceedings against us;
●	new laws and governmental regulations, or other regulatory developments, applicable to our industry;
●	changes in general conditions in the United States and global economies or financial markets, including both social and economic conditions resulting from the ongoing COVID-19 pandemic, war, incidents of terrorism or responses to such events;
●	changes in government spending levels on education;
●	changes in key personnel;
●	sales of common stock by us, members of our management team or our stockholders;
●	the granting or exercise of employee stock options or other equity awards;
●	the volume of trading in our Class A common stock; and
●	the realization of any risks described in this section under the caption “Risk Factors”

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

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an emerging growth company until the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more;
●	the last day of the fiscal year following the fifth anniversary following our initial public offering in 2017;
●	the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or
●	the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws.

The last day of the fiscal year following our fifth anniversary of our initial public offering will be December 31, 2022. Accordingly, we will not be afforded the exemptions applicable to” emerging growth companies” for our annual reporting requirements for fiscal 2022.

As an “emerging growth company”, we have not been be required to:

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

ITEM 2. PROPERTIES

As of the date of this Annual Report on Form 10K, our corporate headquarters is located at 1045 Progress Circle, Lawrenceville, Georgia 30043, in a building of approximately 48,000 square feet, for which we pay approximately $15,000 per month as rent pursuant to a rental agreement that extends through March 2022. Our corporate headquarters house our administrative offices as well as distribution operations and assembly for the Boxlight brand. On January 29, 2022 we signed a lease agreement for 64 months for approximately 12,000 square feet of space for our new corporate headquarters in Duluth, Georgia. The Company will occupy the building on approximately May 15, 2022 and will pay rent of approximately $23,000 per month. On February 24, 2022 the Company signed a lease for new warehouse space in Lawrenceville, GA, for approximately $13,000 per month, which it will occupy sometime in March of 2022.

We also maintain offices in Scottsdale, Arizona and Utica, NY in the U.S., and in Dartford, London, Leeds and Livingston and Belfast in the U.K. for sales, marketing, technical support and service staff. In addition, we also maintain sales, marketing and technical support offices in Apeldoorn, Netherlands, Anzegem, Belgium, Helsinki, Finland, Oskarshamn Kalmar, Sweden, and Düsseldorf, Germany.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading on the NASDAQ Capital Market, or NASDAQ, under the symbol “BOXL” on November 30, 2017. Prior to that time, our common stock was not traded on any exchange or quoted on any over the counter market. The prices set forth below reflect the quarterly high and low sales prices per share for our common stock, as reported by the NASDAQ:

	High	Low
2021
First Quarter	$3.80	$1.46
Second Quarter	$3.03	$1.77
Third Quarter	$2.72	$1.82
Fourth Quarter	$2.48	$1.16

2020
First Quarter	$1.58	$0.35
Second Quarter	$1.24	$0.57
Third Quarter	$4.20	$0.88
Fourth Quarter	$2.06	$1.31

Holders

As of March 31, 2022, we had 378 holders of record of our common stock and 65,522,438 shares of common stock issued and outstanding.

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

Equity Compensation Plans

2014 Stock Option Plan and 2021 Equity Compensation Plan

The Company has two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which  a total of 6,390,438 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 5,000,000 shares of the Company’s Class A common stock have been approved for issuance. Each of the 2014 Plan and the 2021 Plan allow for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights or otherwise, to the Company’s officers, directors, employees and consultants.  As of December 31, 2021, no shares remained available for issuance under the 2014 Plan and a total of 3.2 million shares remained available for issuance under the 2021 Plan.

The following table provides information as of December 31, 2021 about our equity compensation plans and arrangements.

Number of
	securities to be	Weighted-	Number of
	issued upon	average	securities
	exercise of	exercise price of	remaining
	outstanding	outstanding	available for
	options,	options,	future issuance
	warrants and	warrants and	under equity
Plan category	rights	rights	compensation plans
Equity compensation plans approved by security holders	6,467,041	2.02	3,249,084
Equity compensation plans not approved by security holders (1)	1,674,313	1.66	—
Total	8,141,354		3,249,084
(1)	Consists of 6,390,438 shares approved for issuance under the 2014 Plan and 5,000,000 shares approved for issuance under the 2021 Plan.
(2)	Includes 2,725,400 equity incentive grants issued to Sahara employees in conjunction with our acquisition of Sahara Presentation Systems.

Recent Sales of Unregistered Securities

On December 31, 2021, in connection with the Whitehawk Credit Agreement, we issued to Whitehawk (i) 528,169 shares of Class A common stock, which shares were registered pursuant to our existing shelf registration statement, and (ii) a warrant to purchase 2,043,291 shares of Class A common stock (subject to increase to the extent of 3% of any Series B and Series C convertible preferred stock converted into Class A common stock), originally exercisable at $2.00 per share (the “Warrant”). Based on the arithmetic volume weighted average prices of the Company’s Class A common stock for the 30 trading days prior to March 31, 2022, the exercise price of the Warrant was reduced to $1.19 per share.

We have agreed to enter into a registration rights agreement with Whitehawk on or before April 30, 2022 pursuant to which we will be obligated to  register the shares issuable upon exercise of the Warrant.

As partial consideration for our purchase of Sahara Holdings Ltd. (“Sahara”), on September 25, 2021, the Company issued 1,586,620 shares of Series B convertible redeemable preferred stock (the “Series B Preferred Stock”) and 1,320,850 shares of Series C convertible redeemable preferred stock (the “Series C Preferred Stock”). The fair value of the preferred shares issued was $16.5 million and $12.4 million for the Series B Preferred Stock and Series C Preferred Stock, respectively. Such shares were issued pursuant to an exemption from registration pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933. See further discussion of the features of the preferred shares in Note 12.

On March 24, 2021 we entered into a share redemption and conversion agreement with the former Sahara shareholders who own approximately 96% of our Series B and Series C preferred stock. Under the agreement, we agreed to redeem and purchase from such preferred stockholders on or before June 30, 2021 all of the shares of Series B preferred stock for £11.5 million being the stated or liquidation value of the Series B preferred stock plus (b) accrued dividends from January 1, 2021 to the date of purchase. In addition, the holders of 96% of the Series C preferred stock agreed to convert those shares into 7.6 million shares of our Class A Common Stock at a conversion price of $1.66 per share. Former Sahara shareholders agreed to extend the share redemption and conversion agreement until December 31, 2021. We did not complete the conversion and redemption by December 31, 2021, and the agreement terminated without liability by any party.

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

On June 22, 2020, pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act, the Company issued 869,565 shares of Class A common stock to AMAGIC, an indirect subsidiary of K Laser International, Inc. (“K Laser”), in exchange for its affiliate, EDI, forgiving $1,000,000 in debt owed by the Company to EDI.

Lind Global Macro Fund, LP

On February 4, 2020, the Company and Lind entered into a securities purchase agreement pursuant to which the Company received $750,000 in exchange for the issuance to Lind Global Macro Fund, LP (“Lind Macro Fund”)  of (1) an $825,000 convertible promissory note (the “Lind Macro Fund Note”), payable at an 8% interest rate, compounded monthly, (2) certain shares of restricted Class A common stock valued at $60,000, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended February 4, 2020, and (3) a commitment fee of $26,250. The Lind Macro Fund Note was to mature over 24 months, with repayment that commenced on August 4, 2020, after which time the Company made monthly payments of $45.833 plus interest by issuing shares of Class A common stock. The commitment fee in the amount of $26,250 was paid to Lind Macro Fund, along with legal fees in the amount of $15,000. The Company paid Lind Macro Fund $60,000 for closing fees by issuing 44,557 shares of Class A common stock. During the year ended December 31, 2021, the Company paid principal of $1.1 million and interest of $32,000 to Lind Global by issuing a total of 671,000 shares Class A common stock with an aggregate value of $1.5 million to Lind Global and recognized a loss extinguishment of debt of approximately $430,000. The Lind Macro Fund Note was paid off December 21, 2021.

In connection with the February 2020 transaction, the Company and Lind Macro Fund amended and restated the $4,400,000 note referred to above and the $1,375,000 note referred to above that we issued to Lind Macro Fund in March and December 2019, respectively, to provide that we would not make any payments under the three Lind notes in the form of Class A Common Stock if such payments could cause the Company to violate any rules of the Nasdaq Capital Market. In addition, the Company agreed to call a stockholder meeting on or before May 31, 2020 to seek stockholder approval of the current and all prior financing transactions with Lind. This meeting was held in June 2020.

Lind Global Asset Management

On September 21, 2020, the Company and Lind Global Asset Management, LLC (“Lind Global”) entered into a securities purchase agreement (the “Lind SPA”) pursuant to which the Company received $20.0 million in exchange for the issuance to Lind of (1) a $22.0 million convertible promissory note, payable at a 4% interest rate, compounded monthly, (2) 310,399 shares of restricted Class A common stock valued at $900,000, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended September 21, 2020, and (3) a commitment fee of $400,000. The Note was to mature over 24 months, with repayment commencing on November 22, 2020, after which time the Company became obligated to make monthly payments of $1.0 million, plus interest. Interest accrued during the first two months of the note, after which time the interest payments, including accrued interest was paid monthly in either conversion shares. The commitment fee in the amount of $400,000 was paid to Lind Global, along with legal fees in the amount of $20,000. The Company paid Lind a total of $500,000 in closing fees consisting of commitment and legal fees, by issuing 310,399 shares of Class A common stock. The shares of Class A common stock issuable to Lind under the Note are registered pursuant to our effective shelf registration statement on Form S-3. The Note was paid off with proceeds from the term loan credit facility entered into with Whitehawk on December 31, 2021.

During the twelve months ended December 31, 2021, as payment for the Lind Global convertible notes, the Company repaid principal of $12.0 million and interest of $584,000 to Lind Global by issuing a total of 7.2 million shares Class A common stock with an aggregate value of $15.9 million to Lind and recognized a $3.3 million loss.

In conjunction with our entry into the Lind Global SPA agreement and the issuance of the Convertible Note, on September 21, 2020, the Company and Lind Global Macro Fund, LP, an affiliate of Lind Global, entered into a third amended and restated security agreement (the “Third A&R Security Agreement”) for purposes of amending and restating a prior security agreement, dated as of February 4, 2020, between the Company and Lind in order to incorporate the Lind Global SPA and the Convertible Note therein. In addition, on September 21, 2020, the Company, Sallyport Commercial Finance, LLC (“Sallyport”), as first lien creditor, and Lind and Lind Global, as second lien creditors, entered into a third amended and restated intercreditor agreement (the “Third A&R Intercreditor Agreement”) for purposes of amending and restating the second amended and restated intercreditor agreement, dated as of February 4, 2020, between the Company, Sallyport and Lind, in order to (i) incorporate Lind Global as a second lien creditor and (ii) reaffirm and confirm the relative priority of each creditor’s respective security interests in the Company’s assets, among other matters.

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

Overview

We are an educational technology company that is seeking to become a world leading innovator and integrator of interactive products and software for schools, as well as for business and government learning spaces. We currently design, produce and distribute interactive projectors and distribute interactive technologies, including flat panels, projectors, whiteboards and peripherals to the education market. We also distribute science, technology, engineering and math (or “STEM”) products, including a portable science lab. All our products are integrated into our classroom software suite that provides tools for whole class learning, assessment and collaboration.

To date, we have generated substantially all revenue in the U.S. from the sale of interactive displays and related software to the educational market. In the region encompassing Europe, the Middle East and Africa (collectively, “EMEA”), approximately 92% of our revenues relate to the education sector and the remainder comes from health, government and corporate, including the banking and financials services sector.

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

Recent Acquisitions

On December 31, 2021, the Company acquired FrontRow Calypso LLC, a California company and a leader in classroom and campus communication solutions for the education market. While purchase accounting was applied to the acquired assets and assumed liabilities of FrontRow, the fiscal 2021 revenues and the results of operations of FrontRow are not included in consolidated results as a result of the acquisitions date.

On March 23, 2021, the Company acquired Interactive Concepts BV, a company incorporated and registered in Belgium and a distributor of interactive technologies (“Interactive”). The company has been Boxlight’s key distributor in Belgium and Luxembourg.

On September 24, 2020, the Company acquired Sahara Holdings, Ltd., a leader in distributed and manufactured AV solutions. Headquartered in the United Kingdom, Sahara is a leader in distributed AV products and a manufacturer of multi-award-winning touchscreens and digital signage products, including the globally renowned Clevertouch and Sedao brands.

On April 17, 2020, the Company acquired MyStemKits and STEM Education Holdings, Pty, an Australian corporation (“STEM”), the largest online collection of K-12 STEM curriculum for 3D printing.

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

Components of our Results of Operations and Financial Condition

Revenue

The Company’s sales of interactive devices, including panels, projectors and other interactive devices generally include hardware maintenance services, a license to software, and the provision of related software maintenance. In most cases, interactive devices are sold with hardware maintenance services.

The Company’s installation, training and professional development service include third-party products and services and are generally sold separately from the Company's products.

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

We outsource some of our warehouse operations and order fulfillment and we purchase products from related entities and third parties. Our product costs vary directly with volume and based on the costs of underlying product components as well as the prices we negotiate with our contract manufacturers. Shipping costs fluctuate with volume as well as with the method of shipping chosen in order to meet customer demand. As a global company with suppliers centered in Asia and customers located worldwide, we have used, and may in the future use, air shipping to deliver our products directly to our customers. Air shipping is more costly than sea or ground shipping or other delivery options and it is rarely used as a result. The Company did not experience material delays in shipping during 2021 that materially negatively impacted our revenues, however has faced specific supply chain challenges with component shortage and increased cost of global shipping and margins.

Gross profit and gross profit margin

Our gross profit and gross profit margin have been, and may in the future be, influenced by several factors including: product, channel and geographical revenue mix; changes in product costs related to the release of projector models; component, contract manufacturing and supplier pricing, foreign currency exchange and most recently, increased shipping costs due to the pandemic and global unrest. As we primarily procure our product components and manufacture our products in Asia, our suppliers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. Gross profit and gross profit margin may fluctuate over time based on the factors described above.

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

Operating Results – Boxlight Corporation

For the years ended December 31, 2021 and 2020.

The consolidated financials only include the revenues and results of operations for Sahara from the date of acquisition in September 2020.

Revenues. Total revenues for the year ended December 31, 2021 were $185.2 million as compared to $54.9 million for the year ended December 31, 2020, resulting in a 237.4% increase. The increase in revenues was primarily a result of the acquisition of Sahara in September 2020 and increased demand for our solutions in both the U.S. and Europe, the Middle East, and Africa (together “EMEA”). Sahara made up approximately 68% of revenue in 2021 and 45% in 2020, when it was consolidated for three months. Boxlight revenue alone doubled from 2020 to 2021.

Cost of Revenues. Cost of revenues for the year ended December 31, 2021 was $138.7 million as compared to $45.0 million for the year ended December 31, 2020, resulting in an 208.0% increase. Cost of revenues consists primarily of product cost, freight expenses, customs expense and inventory adjustments. The increase in cost of revenues was associated with the acquisitions and growth of the business as outlined above and was also due to additional increases in global freight/shipping which the company has experienced (as have many others) as a result of supply chain issues arising as a result of the COVID-19 pandemic. During 2021 the cost increase was approximately four times normal costs as compared to pre-pandemic levels.

Gross Profit. Gross profit for the year ended December 31, 2021 was $46.5 million as compared to $9.9 million for the year ended December 31, 2020. Gross profit margin increased from 18% to 25% despite the effects of increased freight and shipping expenses discussed above and  product cost increases (which have been partially offset by increased sales prices). Gross profit margin, adjusted for the net effect of acquisition-related purchase accounting, was 26.8% as compared to 27.1%, as adjusted, for the twelve months ended December 31, 2020. Additional pressure on margin has been seen on the cost of manufacturing as a result of component shortages which have had an adverse impact of approximately 3.9% in the twelve months to December 31, 2021.The prior year included certain purchase accounting adjustments stemming from the Sahara acquisition and affecting recognized revenues. Boxlight’s gross profit margin for 2021 ,excluding Sahara, was 17%.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2021 was $47.3 million and 26% of revenue as compared to $21.1 million and 39% of revenue for the year ended December 31, 2020. The increase resulted from additional personnel costs associated with the acquisition.

Research and Development Expense. Research and development expense was $1.8 million and 1% of revenue for the year ended December 31, 2021 as compared to $1.4 million and 3% of revenue for the year ended December 31, 2020. Research and development expense primarily consists of costs associated with development of proprietary technology. The increase in research and development expense was primarily driven by an increase in contract services related to software development.

Other income (expense), net. Other expense for the year ended December 31, 2021 was $7.9 million as compared to $4.3 million for the year ended December 31, 2020. Other expense increased $3.6 million, primarily due to losses incurred on the settlement of Lind and Sallyport debt obligations with the new Whitehawk debt facility.

Net loss. Net losses were $13.8 million and $16.2 million for the years ended December 31, 2021 and 2020, respectively. The decrease in the net loss was primarily due to higher sales volume, higher gross profit margin and the acquisition of Sahara.

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

The following table contains reconciliations of net losses to EBITDA and adjusted EBITDA for the periods presented.

Reconciliation of net loss for the year ended

December 31, 2021 and 2020 to EBITDA

(in thousands)	2021	2020
Net loss	$(13,802)	$(16,152)
Depreciation and amortization	7,177	2,555
Interest expense	3,382	2,815
Income tax expense	3,310	(821)
EBITDA	$67	$(11,603)
Stock compensation expense	4,060	1,628
Change in fair value of derivative liabilities	(13)	216
Purchase accounting impact of fair valuing inventory	60	805
Purchase accounting impact of fair valuing deferred revenue	2,980	4,248
Net loss on settlement of Lind debt in stock	3,751	3,124
Net loss on settlement of debt close out	1,189	—
Adjusted EBITDA	$12,094	$(1,023)

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

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $17.9 million, a working capital position of $53.8 million, and a current ratio of 1.99. This financial position represents a significant improvement from a year ago at December 31, 2020 when we had a working capital position of $21.0 million and $13.5 million of cash and cash equivalents.

For the years ended December 31, 2021 and 2020, we had net cash used in operating activities of $2.3 million and $4.7 million, respectively. We had net cash used in investing activities of $34.0 million and $45.3 million, respectively. In addition, we had net cash provided by financing activities of $41.1 million and $65.6 million during the years ended December 31, 2021 and 2020, respectively.

In addition to the cash flows generated by our ongoing operating activities we financed our operations during 2021 and 2020 with a $20.0 million tranche of debt funded by our primary lender, and from a pre-existing accounts receivable financing arrangement with another lender who purchases 85% of the eligible accounts receivable of the Company, up to $6.0 million, with the right of recourse. We closed these credit lines in December 2021 and replaced them with our Credit Facility with Whitehawk. Our accounts receivable and our ability to borrow against accounts receivable provides an additional source of liquidity as cash payments are collected from customers in the normal course of business. Our accounts receivable balance fluctuates throughout the year based on the seasonality of the business.

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

The Company had an accumulated deficit of $61.3 million as of December 31, 2021 and net cash used in operations of $2.3 million for the year ended December 31, 2021.

Recent Financing

Whitehawk

To finance the acquisition of FrontRow, the Company and substantially all its direct and indirect subsidiaries, including Boxlight, Sahara and FrontRow as guarantors, entered into a maximum $68.5 million term loan credit facility, dated December 31, 2021 and as amended April 4, 2022 (the “Amended Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral agent. Under the terms of the Credit Agreement, the Company received an initial term loan of $58.5 million on December 31, 2021 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10 million that may be provided for additional working capital purposes under certain conditions (the “Delayed Draw”). The Initial Loan and Delayed Draw are collectively referred to as the “Term Loans.” The proceeds of the Initial Loan were used to finance the Company’s acquisition of FrontRow, pay off all indebtedness owed to our existing lenders, Sallyport Commercial Finance, LLC and Lind Global Asset Management, LLC, pay related fees and transaction costs, and provide working capital. Of the Initial Loan, $8.5 million was subject to repayment on February 28, 2022, with quarterly principal payments of $625,000 and interest payments commencing March 31, 2022 and the $50.0 million remaining balance plus any Delayed Draw loans becoming due and payable in full on December 31, 2025. The Term Loans will bear interest at the LIBOR rate plus 10.75%; provided that after June 30, 2022, if the Company’s Senior Leverage Ratio (as defined in the Credit Agreement) is less than 2.25, the interest rate would be reduced to LIBOR plus 10.25%. Such terms are subject to the Company maintaining a borrowing base in terms compliant with the Credit Agreement.

On March 29, 2022, the Company received a Notice of Events of Default and Reservation of Rights (the “Notice”)  from the Collateral Agent, alleging, among other things, defaults as a result of (i) failure to repay $8.5 million of the facility by February 28,

2022, (ii) non-compliance with the borrowing base resulting in the Company being in an over advance position under the Credit Agreement, and (iii) failure to timely provide certain reports and documents.  As a result of the Notice, all accrued and unpaid interest owed under the Term Loan, became subject to a post-default interest rate equal to the highest interest rate allowed for under the Credit Agreement plus 2.50% until such time as the Events of Default are either waived or cured. Following the Company’s receipt of the Notice and pursuant to amendment to the Credit Agreement, dated April 4, 2022, the Collateral Agent and Lender agreed to extend the terms of repayment of the $8.5 million originally due on February 28, 2022 until February 28, 2023 and waive and/or otherwise extend compliance with certain other terms of the Credit Agreement in order to allow the Loan Parties adequate time to comply with such terms. The principal elements of the amendment included (a) an extension of time for the Loan Parties to repay $8.5 million of the principal amount of the term loan from February 28, 2022 to February 28, 2023, and (b) forbearance on $3,500,000 of over advances to grant the Loan Parties until May 16, 2022 to allow the Company to come into compliance with the borrowing base requirements set forth in the Credit Agreement.  In such connection, the Loan Parties intend to obtain credit insurance on certain key customers whose principal offices are located in the European Union and Australia as their accounts owed to the Loan Parties were deemed ineligible for inclusion in the borrowing base calculation primarily due to the perceived inability of the Collateral Agent to enforce security interests on such accounts.

In addition, the Lender and Collateral Agent agreed to (i) reduce, through June 30, 2022, the minimum cash reserve requirement for the Loan Parties, (ii) reduce the interest rate by 50 basis points (to Libor plus + 9.75%) after delivery of the Loan Parties’ June 30, 2023 financial statements, subject to the Loan Parties maintaining 1.75 EBITDA coverage ratio, and (iii) waive all prior Events of Default under the Credit Agreement. In conjunction with the amendment to the Credit Agreement, the parties entered into an amended and restated fee letter (the “Fee Letter”) pursuant to which the parties agreed to prepayment premiums of (i) 5% for payments made on or before December 31, 2022, (ii) 4% for payments made between January 1, 2023 and December 31, 2023, and (iii) 2% for payments made between January 1, 2024 and December 31, 2025 a.  Furthermore, the parties agreed that no prepayment premiums would be payable with respect to the first $5.0 million paid under the Term Loan, any payments made in relation to the $8.5 million due on or before February 28, 2023, any required amortization payments under the Credit Agreement and any mandatory prepayments by way of ECF or casualty events.

The foregoing descriptions of the Amendment to the Credit Agreement, the Notice and the Fee Letter do not purport to describe all of the terms of such agreements. The full details of the Amendment to the Credit Agreement are filed as an Exhibit to the 8-K filed by the Company on April 4, 2022.

Sallyport

On July 20, 2021, Boxlight and Sallyport amended the Accounts Receivable Agreement (the “ARC Amendment”) entered into on September 21, 2020 and described below for purposes of increasing the Maximum Facility Limit Amount to $13,000,000, as well as increasing the minimum monthly sales from $1,250,000 to $3,000,000. In exchange for entry into the ARC Amendment, Boxlight agreed to a fee of $50,000, representing one percent of the increased Maximum Facility Limit Amount. Other terms of the Accounts Receivable Agreement remained unchanged. On August 6, 2021, Boxlight and Sallyport entered into an additional amendment of the Accounts Receivable Agreement (the “Second ARC Amendment”), which further increased the Maximum Facility Limit Amount to $15,000,000. In exchange for entry into the Second ARC Amendment, Boxlight agreed to a fee of $20,000, representing one percent of the increased Maximum Facility Limit Amount. Other terms of the Accounts Receivable Agreement remained unchanged. On August 23, 2021, the Company and Sallyport, as first lien creditor, and Lind Global Macro Fund, LP (“LGMF”) and Lind Global Asset Management, LLC (“Lind Global”), together as second lien creditors, entered into the fourth amended and restated intercreditor agreement (the “Fourth A&R Intercreditor Agreement”) for the sole purpose of increasing the permitted first lien cap thereunder from $6 million to $20 million. On December 31, 2021, the Company obtained funds from its new Credit Agreement with Whitehawk to pay off the remaining $8.4 million in principal. As a result of paying off Sallyport, the Company recorded a loss on settlement of debt of $812,000.

Everest Display (EDI)

On January 26, 2021, we entered into an agreement with Everest Display Inc., a Taiwan corporation (“EDI”), and EDI’s subsidiary, AMAGIC Holographics Inc., a California corporation (“AMAGIC”), pursuant to which $1,983,436 in accounts payable owed by us to EDI was settled in exchange for our issuance of 793,375 shares (the “2021 Shares”) of its Class A common stock to AMAGIC at a $2.50 per share purchase price, which resulted in a loss of $356,000. The 2021 Shares were issued to AMAGIC pursuant to an exemption from registration provided by Rule 506 of Regulation D under Section 4(a)(2) of the Securities Act.

As approved by the Company’s board of directors on June 22, 2020, the Company entered into an agreement with EDI and EDI’s subsidiary, AMAGIC, effective June 11, 2020, pursuant to which EDI forgave $1,000,000 in accounts payable owed by the Company to EDI in exchange for the Company’s issuance of 869,565 shares (the “Shares”) of its Class A common stock to AMAGIC which was calculated at a $1.15 per share purchase price. The Shares were issued to AMAGIC pursuant to an exemption from registration provided by Rule 506 of Regulation D under Section 4(a)(2) of the Securities Act of 1933, as amended.

Lind Global Macro Fund, LP

On February 4, 2020, the Company and Lind entered into a securities purchase agreement pursuant to which the Company received $750,000 in exchange for the issuance to Lind of (1) an $825,000 convertible promissory note, payable at an 8% interest rate, compounded monthly, (2) certain shares of restricted Class A common stock valued at $60,000, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended February 4, 2020, and (3) a commitment fee of $26,250. The Note was to mature over 24 months, with repayment that commenced on August 4, 2020, after which time the Company made monthly payments of $45,833 plus interest by issuing shares of Class A common stock. The commitment fee in the amount of $26,250 was paid to Lind, along with legal fees in the amount of $15,000. The Company paid Lind $60,000 for closing fees by issuing 44,557 shares of Class A common stock. During the year ended December 31, 2021, the Company paid principal of $1.1 million and interest of $32,000 to Lind Global by issuing a total of $671,000 shares of Class A common stock with an aggregate value of $1.5 million to Lind Global and recognized a loss extinguishment of approximately $430,000. The Note was paid off on December 21, 2021.

Lind Global Asset Management

On September 21, 2020, the Company and Lind Global Asset Management, LLC (“Lind Global”) entered into a securities purchase agreement (the “Lind SPA”) pursuant to which the Company received $20.0 million in exchange for the issuance to Lind of (1) a $22.0 million convertible promissory note, payable at a 4% interest rate, compounded monthly, (2) 310,399 shares of restricted Class A common stock valued at $900,000, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended September 21, 2020, and (3) a commitment fee of $400,000. The Note was to mature over 24 months, with repayment commencing on November 22, 2020, after which time the Company became obligated to make monthly payments of $1.0 million, plus interest. Interest accrued during the first two months of the note, after which time the interest payments, including accrued interest was paid monthly in either conversion shares. The commitment fee in the amount of $40,000 was paid to Lind Global, along with legal fees in the amount of $20,000. The Company paid Lind a total of $500,000 in closing fees consisting of commitment and legal fees, by issuing 310,399 shares of Class A common stock. The shares of Class A common stock issuable to Lind under the Note are registered pursuant to our effective shelf registration statement on Form S-3.

All of the Lind Debt was paid off with the proceeds from the term loan credit facility entered into with Whitehawk on December 31, 2021. Aggregate principal due of $8 million was paid off of proceeds of term loan and a settlement loss of $374,000 was recognized which included a write off of the related deferred financing costs.

During the twelve months ended December 31, 2021, as payment for the Lind Global convertible notes, the Company repaid principal of $12.0 million and interest of $584,000 to Lind Global by issuing a total of 7.2 million shares Class A common stock with an aggregate value of $15.9 million to Lind and recognized a $3.3 million loss.

In conjunction with our entry into the Lind Global SPA agreement and the issuance of the Convertible Note, on September 21, 2020, the Company and Lind Global Macro Fund, LP, an affiliate of Lind Global(“Lind”), entered into a third amended and restated security agreement (the “Third A&R Security Agreement”) for purposes of amending and restating a prior security agreement, dated as of February 4, 2020, between the Company and Lind in order to incorporate the Lind Global SPA and the Convertible Note therein. In addition, on September 21, 2020, the Company, Sallyport Commercial Finance, LLC (“Sallyport”), as first lien creditor, and Lind and Lind Global, as second lien creditors, entered into a third amended and restated intercreditor agreement (the “Third A&R Intercreditor Agreement”) for purposes of amending and restating the second amended and restated intercreditor agreement, dated as of February 4, 2020, between the Company, Sallyport and Lind, in order to (i) incorporate Lind Global as a second lien creditor and (ii) reaffirm and confirm the relative priority of each creditor’s respective security interests in the Company’s assets, among other matters.

In addition, on February 4, 2020, we and Lind entered into a second amended and restated security agreement for purposes of amending and restating a prior security agreement, dated as of December 13, 2019. Also, Sallyport Commercial Finance, LLC, as first lien creditor, and Lind, as second lien creditor, entered into a second amended and restated intercreditor agreement for purposes of amending and restating the intercreditor agreement between the parties, dated as of December 13, 2019, in order to reaffirm and confirm the relative priority of each creditor’s respective security interests in our assets,

Maxim Group

On July 28, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group, LLC, a Delaware limited liability company (“Maxim”), pursuant to which Maxim, as representative of the underwriters, agreed to underwrite the public offering (the “Offering”) of up to 15,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), at a public offering price of $2.00 per share, in addition to an overallotment option (the “Overallotment Option”) of 2,250,000 shares of Common Stock. The Offering closed on July 31, 2020, with the sale of all 17,250,000 shares of the Company’s Common Stock, including the Overallotment Option, for gross proceeds of $34,500,000. Maxim acted as sole book-running manager, National Securities Corporation acted as a co-manager for the Offering, and A.G.P./Alliance Global Partners (“A.G.P.”) acted as financial advisor. As compensation for underwriting the Offering, the underwriters received an underwriting discount of 7%, equaling approximately $2,415,000, in addition to $60,000 in expenses. A.G.P.’s compensation was paid out of the underwriting discount. The Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (SEC File No. 333-239939) (the “Registration Statement”) and the related base prospectus included therein, as supplemented by the prospectus supplement dated July 28, 2020 (the “Preliminary Prospectus”) and the final prospectus supplement, filed July 29, 2020 (the “Final Prospectus” and collectively with the Preliminary Prospectus, the “Prospectus”).

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

REVENUE RECOGNITION

In accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers) (“Topic 606”), the Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and the significant risks and rewards of ownership of products or services are transferred to its customers. Product revenue is derived from the sale of projectors, interactive panels, audio and communication equipment and related software and accessories to distributors, resellers, and end users. Service revenue is derived from hardware maintenance services, product installation, training, software maintenance, and subscription services.

The Company’s sales of interactive devices, including panels, projectors, audio and communication equipment and other interactive devices generally include hardware maintenance services, a license to software, and the provision of related software maintenance. Interactive devices are generally sold with hardware maintenance services with terms ranging from 36-60 months. Software maintenance includes technical support, product updates on a when and if available basis, and error correction services. At times, non-interactive projectors are also sold with hardware maintenance services with terms ranging from 36-60 months. The Company also licenses software independently of its interactive devices, in which case it is bundled with software maintenance, and in some cases, subscription services that include access to on-line content, access to replacement parts, and cloud-based applications. The Company’s software subscription services provide access to content and software applications on an as needed basis over the Internet, but do not provide the right to take delivery of the software applications.

The Company’s product sales, including those with software and related services, generally include a single payment up front for the products and services, and revenue is recorded net of estimated sales returns and rebates based on the Company’s expectations and historical experience. For most of the Company’s product sales, control transfers, and therefore, revenue is recognized when products are shipped at the point of origin. When the Company transfers control of its products to the customer prior to the related shipping and handling activities, the Company has adopted a policy of accounting for shipping and handling activities as a fulfillment cost rather than a performance obligation. For other software product sales, control is transferred when the customer receives the related access code or interactive hardware since the customer’s access code or connection to the interactive hardware activates the software license at which time the software is made available to the customer. For the Company’s software maintenance, hardware maintenance, and subscription services, revenue is recognized ratably over time as the services are provided since time is the best output measure of how those services are transferred to the customer.

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

BUSINESS ACQUISITIONS

The Company’s business acquisitions are accounted for as a business combination, in accordance with Topic 350 “Business Combinations”, which requires, among other things, that assets acquired, and liabilities assumed be recognized at their estimated fair values as of the acquisition date on the consolidated balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. Income taxes, where applicable, are recognized and measured in accordance with Topic 740, Accounting for Income Taxes. For transactions occurring on or after January 1, 2021, contract liabilities acquired in a business combination are recognized and measured in accordance with Topic 606. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgement and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, and discount rates.

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

49

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Boxlight Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Boxlight Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2018.

Atlanta, Georgia

April 13, 2022

Boxlight Corporation

Consolidated Balance Sheets

As of December 31, 2021 and 2020

($ in thousands)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$17,938	$13,460
Accounts receivable – trade, net of allowances	29,573	20,869
Inventories, net of reserves	51,591	20,913
Prepaid expenses and other current assets	9,444	6,161
Total current assets	108,546	61,403

Property and equipment, net of accumulated depreciation	1,073	562
Intangible assets, net of accumulated amortization	65,532	55,156
Goodwill	26,037	22,742
Other assets	248	90
Total assets	$201,436	$139,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$33,638	$14,246
Accounts payable and accrued expenses – related parties	—	1,967
Short-term debt	9,804	16,817
Earn-out payable- related party	—	119
Deferred revenues – short-term	7,575	5,671
Derivative liabilities	3,064	363
Other short-term liabilities	667	1,209
Total current liabilities	54,748	40,392

Deferred revenues - long-term	13,952	10,482
Long-term debt	42,137	7,831
Deferred tax liabilities, net	8,449	7,902
Other long-term liabilities	340	2
Total liabilities	119,626	66,609

Commitments and contingencies (Note 15)
Mezzanine equity:
Preferred Series B	16,146	16,513
Preferred Series C	12,363	12,363
Total mezzanine equity	28,509	28,876

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 167,972 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 63,821,901 and 53,343,518 Class A shares issued and outstanding, respectively	6	6
Additional paid-in capital	110,867	86,768
Accumulated deficit	(61,300)	(47,498)
Accumulated other comprehensive income	3,728	5,192
Total stockholders’ equity	53,301	44,468

Total liabilities and stockholders’ equity	$201,436	$139,953

See Accompanying Notes to Financial Statements.

Boxlight Corporation

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2021 and 2020

(in thousands, except per share amounts)

	2021	2020
Revenues, net	$185,177	$54,891
Cost of revenues	138,652	45,023
Gross profit	46,525	9,868

Operating expense:
General and administrative expenses	47,270	21,157
Research and development	1,826	1,419
Total operating expense	49,096	22,576

Loss from operations	(2,571)	(12,708)

Other income (expense):
Interest expense, net	(3,382)	(2,815)
Other income (expense), net	(20)	129
Loss on settlement of liabilities, net	(4,532)	(1,363)
Changes in fair value of derivative liabilities	13	(216)
Total other income (expense)	(7,921)	(4,265)

Loss before income taxes	(10,492)	(16,973)
Income tax expense	(3,310)	821
Net loss	(13,802)	(16,152)
Fixed dividends - Series B Preferred	(1,269)	(338)
Deemed Contribution -Series B Preferred	367	—
Net loss attributable to common stockholders	$(14,704)	$(16,490)

Comprehensive loss:
Net loss	(13,802)	(16,152)
Other comprehensive loss:
Foreign currency translation (loss) gain	(1,464)	5,230
Total comprehensive loss	$(15,266)	$(10,922)

Net loss per common share – basic and diluted	(13,802)	(16,152)

Net loss per common share – basic and diluted	$(0.23)	$(0.39)
Weighted average number of common shares outstanding – basic and diluted	58,849	42,198

See Accompanying Notes to Financial Statements.

Boxlight Corporation

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2021 and 2020

($ in thousands)

	Series A		Class A		Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Total

Balance, December 31, 2019	167,972	$—	11,698,697	$1	$30,736	$—	$(38)	$(31,346)	$(647)
Shares issued for:
Conversion of liabilities	—	—	8,812,991	2	12,019	—	—	—	12,021
Closing fees related to public offering			—	—	(906)		—	—	(906)
Public offering	—	—	32,583,000	3	43,521	—	—	—	43,524
Cash	—	—	142,857		100	—	—		100
Other share-based payments	—	—	7,111	—	8	—	—	—	8
Conversion of restricted shares	—	—	98,862	—	—	—	—	—	—
Stock compensation	—	—	—	—	1,628	—	—	—	1,628
Foreign currency translation	—	—	—	—	—	—	5,230	—	5,230
Fixed dividends for preferred shareholders	—	—	—	—	(338)	—	—	—	(338)
Net loss	—	—	—	—	—	—	—	(16,152)	(16,152)

Balance, December 31, 2020	167,972	—	53,343,518	6	86,768	—	5,192	(47,498)	44,468
Shares issued for:
Conversion of liabilities	—	—	8,697,166	—	19,080	—	—	—	19,080
Other share-based payments	—	—	721,653	—	797	—	—	—	797
Acquisition	—	—	142,882		404				404
Debt Issuance costs	—	—	—	—	660	—	—	—	660
Conversion of restricted shares	—	—	916,682	—	—	—	—	—	—
Stock compensation	—	—	—	—	4,060	—	—	—	4,060
Foreign currency translation	—	—	—	—	—	—	(1,464)	—	(1,464)
Fixed dividends for preferred shareholders	—	—	—	—	(1,269)	—	—	—	(1,269)
Deemed contribution for preferred shareholders					367				367
Net loss	—	—	—	—	—	—	—	(13,802)	(13,802)

Balance, December 31, 2021	167,972	$—	63,821,901	$6	110,867	—	$3,728	$(61,300)	$53,301

See Accompanying Notes to Financial Statements.

Boxlight Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

($ in thousand)

	2021	2020

Cash flows from operating activities:
Net loss	$(13,802)	$(16,152)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount and issuance cost	2,132	1,626
Bad debt (recovery) expense	425	166
Loss on settlement of liabilities	3,345	1,363
Changes in deferred tax assets and liabilities	788	(1,477)
Change in allowance for sales returns and volume rebate	1,145	73
Change in inventory reserve	250	155
Change in fair value of derivative liability	(13)	216
Shares issued for interest payment on notes payable	617	499
Stock compensation expense	4,060	1,628
Other share-based payments	—	7
Depreciation and amortization	7,175	2,608
Changes in operating assets and liabilities:
Accounts receivable – trade	(6,427)	(212)
Inventories	(20,998)	795
Prepaid expenses and other current assets	(2,470)	(1,994)
Other assets	(158)	6
Accounts payable and accrued expenses	18,050	2,176
Other short-term liabilities	344	906
Warranty liability	(102)	76
Accounts payable and accrued expenses - related parties	—	37
Deferred revenues	4,318	2,847
Other liabilities	(1,009)	(13)
Net cash used in operating activities	(2,330)	(4,664)

Cash flows from investing activities:
Business acquisitions (net of cash acquired)	(33,604)	(45,053)
Cash paid to settle earnout obligations	(119)	—
Purchases of furniture and fixtures, net	(285)	(265)
Net cash used in investing activities	(34,008)	(45,318)

Cash flows from financing activities:
Proceeds from short-term debt	54,225	10,067
Principal payments on short-term debt	(66,912)	(8,608)
Discount on notes payable	(500)	—
Proceeds from convertible debt	—	20,750
Proceeds from long term debt	58,500	—
Debt issuance costs	(3,324)	(20)
Payments of fixed dividends to Series B Preferred stockholders	(1,269)	(338)
Proceeds from issuance of common stock	428	42,718
Proceeds from the Paycheck Protection Plan Program loan	—	1,009
Net cash provided by financing activities	41,148	65,578

Effect of foreign currency exchange rates	(332)	(3,309)

Net increase in cash and cash equivalents	4,478	12,287

Cash and cash equivalents, beginning of the period	13,460	1,173

Cash and cash equivalents, end of the period	$17,938	$13,460

Supplemental cash flow disclosures:

Cash paid for income taxes	$1,476	$2,316
Cash paid for interest	$1,497	$542

Non-cash investing and financing transactions:
Preferred shares issued as consideration for acquisition of Sahara	$—	$28,876
Note payable issued as consideration for acquisition of MyStemkits	$—	$175
Shares issued to settle accounts payable	$1,626	$1,372
Shares issued to convert notes payable – Lind Global	$17,454	$10,499
Shares issued for closing fees related to outstanding notes payable – Lind Global	$—	$517
Exercise of warrants	$350	$—
Shares issued for acquisition	$403	$—
Deemed contribution from Series B Preferred Stock	$367	$—

See Accompanying Notes to Financial Statements.

Of Boxlight Corporation

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

On December 31, 2021, the Company acquired FrontRow Calypso LLC, a California company and a leader in classroom and campus communication solutions for the education market.

On September 24, 2020, the Company acquired Sahara Holdings, Ltd., a leader in distributed and manufactured AV solutions. Headquartered in the United Kingdom, Sahara is a leader in distributed AV products and a manufacturer of multi-award-winning touchscreens and digital signage products, including the globally renowned Clevertouch and Sedao brands.

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

ESTIMATES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. Significant estimates include estimates of allowances for bad debts, and inventory obsolescence; the recoverability of deferred tax assets; the fair value and the recoverability of warrants; the initial fair value of preferred stock, intangible assets and goodwill; stock compensation, fair values of assets acquired and estimates for contingent liabilities.

COMPREHENSIVE INCOME

Comprehensive income (loss) reflects the change in equity during the year and is comprised of all components of net income (loss) and foreign currency translation adjustments.

FOREIGN CURRENCIES

The Company’s reporting currency is the U.S. dollar.

The U.S. dollar is the currency of the primary economic environment in which it operates and is generally the currency in which the Company’s business generates and expends cash. Subsidiaries with different functional currencies, translate their assets and liabilities into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rates for the year. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of equity (deficit). Foreign exchange gains and losses arise from transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are included in determining net income (loss) for the period in which the exchange rates change.

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

BUSINESS COMBINATIONS

Transactions in which the Company acquires or obtains control of one or more businesses are accounted for as business combinations in accordance with Topic 805, Business Combinations, which requires, among other things, that assets acquired, and liabilities assumed be recognized at their estimated fair values as of the acquisition date on the balance sheet. Income taxes, where applicable, are recognized and measured in accordance with Topic 740, Accounting for Income Taxes. For transactions occurring on or after January 1, 2021, contract liabilities acquired in a business combination are recognized and measured in accordance with Topic 606, Revenue from Contracts with Customers (“Topic 606”). Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgement and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, and discount rates. Transaction costs are expensed as incurred. Any excess consideration transferred over the assigned values of net assets acquired would be recorded as goodwill. The amounts of revenue and earnings of the acquiree since the acquisition date are included in the consolidated statements of operations and comprehensive loss for the reporting period.

GOODWILL

Goodwill represents the cost in excess of the fair value of the net tangible and intangible assets of acquired businesses, and represents implied synergies expected of the completed business combinations. Goodwill is not amortized and is not deductible for tax purposes.

Under Topic 350, Intangibles—Goodwill and Other, the Company has an option to perform a “qualitative” assessment to determine whether quantitative impairment testing is necessary. If, as a result of a qualitative assessment, it is more-likely-than-not that the fair value of the business is less than carrying amount, quantitative impairment testing is required. Otherwise, no further testing is necessary. If the Company performs a qualitative assessment, the Company considers the following criteria: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, the Company assesses whether the most recent fair value determination resulted in an amount that significantly exceeded the carrying amount of the Company. Based on these assessments, the Company determines whether the likelihood that a current fair value determination would be less than the current carrying amount is not more likely than not.

Because the qualitative assessment is an option, the Company may bypass it for any reporting unit in any period and begin the analysis using a quantitative impairment test. The Company may also elect to perform a quantitative impairment test based on the period of time that has passed since the most recent determination of fair value, even when the Company does not believe that it is more-likely-than-not that the fair value of the business is less than carrying amount.

In analyzing goodwill for potential impairment in the quantitative impairment test, the Company uses a combination of the income and market approaches to estimate the fair value. Under the income approach, the Company calculates the fair value based on estimated future discounted cash flows. The assumptions used are based on what the Company believes a hypothetical marketplace participant would use in estimating fair value. Under the market approach, the Company estimates the fair value based on market multiples of revenue or earnings before interest, income taxes, depreciation, and amortization for benchmark companies. If the fair value exceeds carrying value, then no further testing is required. However, if the fair value were to be less than carrying value, the Company would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the goodwill exceeded its implied value. No goodwill impairments have been identified and recognized during any of the periods presented.

Since the acquisition of FrontRow Calypso LLC occurred December 31, 2021, the Company believes that the carrying amount does not exceed the fair value for the reporting unit. Goodwill arising from the FrontRow Calypso LLC acquisition was not included in the goodwill impairment testing for 2021 but will included in the impairment testing in 2022.

INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method over their estimated period of benefit and presented net of accumulated amortization. The Company reviews the carrying amounts of intangible assets for impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. The Company measures the recoverability of intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows the Company expects the asset to generate. Impairment is measured by the amount in which the carrying value of the asset exceeds its fair value. In addition, the Company periodically evaluates the estimated remaining useful lives of long-lived intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments primarily include cash, accounts receivable, warrants, accounts payable and debt. Due to the short-term nature of cash, accounts receivables and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. Debt approximates fair value due to either the short-term nature or recent execution of the debt agreement. The amount of consideration received is deemed to be the fair value of long-term debt net of any debt discount and issuance cost.

Warrants and contingent consideration for acquired businesses are recorded at fair value on a recurring basis.

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

The following tables set forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2021
Derivative liabilities - warrant instruments	$—	$—	$3,064	$3,064
			$3,064	$3,064

	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2020
Derivative liabilities - warrant instruments	$—	$—	$363	$363
Earn-out payable – related party	—	—	119	119
			$482	$482

The following tables reconcile opening and closing balances of contingent consideration for which fair value is based on level 3 inputs.

Amount
Balance, December 31, 2019	$387
Amount paid	(268)
Balance, December 31, 2020	119
Amount paid	(119)
Balance, December 31, 2021	$—

Note 10 describes the valuation techniques and inputs and reconciles opening and closing balances of  the fair value of warrants, which are also based on level 3 inputs.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock were considered to be common stock equivalents. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the year ended December 31, 2021, approximately 8.7 million of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. The dilutive effect of convertible instruments is determined using the if-converted method, presuming share settlement.

REVENUE RECOGNITION

In accordance with Topic 606 Revenue from Contracts with Customers, the Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and the title and the significant risks and rewards of ownership of products or services are transferred to its customers. Product revenue is derived from the sale of projectors, interactive panels, audio and communication equipment and related software and accessories to distributors, resellers, and end users. Service revenue is derived from hardware maintenance services, product installation, training, software maintenance, and subscription services.

Nature of Products and Services and Related Contractual Provisions

The Company’s sales of interactive devices, including panels, projectors, audio and communication equipment and other interactive devices generally include hardware maintenance services, a license to software, and the provision of related software maintenance. Interactive devices are generally sold with hardware maintenance services with terms of approximately 36-60 months. Software maintenance includes technical support, product updates on a when and if available basis, and error correction services. At times, non-interactive projectors are also sold with hardware maintenance services with terms of approximately 60 months. The Company also licenses software independently of its interactive devices, in which case it is bundled with software maintenance, and in some cases, subscription services that include access to on-line content, and cloud-based applications. The Company’s software subscription services provide access to content and software applications on an as needed basis over the Internet, but do not provide the right to take delivery of the software applications.

The Company’s product sales, including those with software and related services, generally include a single payment up front for the products and services, and revenue is recorded net of estimated sales returns and rebates based on the Company’s expectations and historical experience. For most of the Company’s product sales, control transfers, and therefore, revenue is recognized when products are shipped at the point of origin. When the Company transfers control of its products to the customer prior to the related shipping and handling activities, the Company has adopted a policy of accounting for shipping and handling activities as a fulfillment cost rather than a performance obligation. For many of the Company’s software product sales, control is transferred when shipped at the point of origin since the software is installed on the interactive hardware device in advance of shipping. For other software product sales, control is transferred when the customer receives the related access code or interactive hardware since the customer’s access code or  connection to the interactive hardware activates the software license at which time the software is made available to the customer. For the Company’s software maintenance, hardware maintenance, and subscription services, revenue is recognized ratably over time as the services are provided since time is the best output measure of how those services are transferred to the customer.

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

The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company has no material contract assets on December 31, 2021 or 2020. During the years ended December 31, 2021 and 2020, the Company recognized $5.6 million and $2.0 million, respectively of revenue that was included in the deferred revenue balance as of December 31, 2020 and December 31, 2019, respectively, as adjusted for Topic 606, at the beginning of the period.

Variable Consideration

The Company’s otherwise fixed consideration in its customer contracts may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering, or determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method based on historical experience and are measured at each reporting date. There was no material revenue recognized in 2021 related to changes in estimated variable consideration that existed at December 31, 2020.

Remaining Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of December 31, 2021, and 2020, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $21.5 million and $16.1 million, respectively. The Company expects to recognize revenue on approximately 35% of the remaining performance obligations in 2022, 47% in 2023 and 2024, with the remainder recognized thereafter.

In accordance with Topic 606, the Company has elected not to disclose the value of remaining performance obligations for contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed (for example, a time-and-materials professional services contract). In addition, the Company has elected not to disclose the value of remaining performance obligations for contracts with performance obligations that are expected, at contract inception, to be satisfied over a period that does not exceed one year.

Disaggregated Revenue

The Company disaggregates revenue based upon the nature of its products and services and the timing and in the manner which it is transferred to the customer. Although all products are transferred to the customer at a point in time, hardware and some software is pre-installed on the interactive device are transferred at the point of shipment, while some software is transferred to the customer at the time the hardware is received by the customer or when software product access codes are delivered electronically to the customer. All service revenue is transferred over time to the customer; however, professional services are generally transferred to the customer within a year from the contract date as measured based upon hours or time incurred while software maintenance, hardware maintenance, and subscription services are generally transferred 3- 5 years from the contract execution date as measured based upon the passage of time.

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
	(in thousands)	(in thousands)
Product Revenues:
Hardware	$171,780	$48,461
Software	4,102	2,450
Service Revenues:
Professional Services	1,419	1,300
Maintenance and Subscription Services	7,876	2,680
	$185,177	$54,891

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

Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would have been recognized over a period that is one year or less, the Company elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other assets and other assets, respectively, in the accompanying consolidated balance sheets. Total deferred commissions at December 31, 2021 and 2020 and the related amortization for 2021 were less than $241,000.

The Company has not historically incurred any material fulfilment costs that meet the criteria for capitalization.

WARRANTY RESERVE

For customers that do not purchase hardware maintenance services, the Company generally provides warranty coverage on projectors and accessories, batteries and computers. This warranty coverage ranges from 2-5 years, and the Company establishes a liability for estimated product warranty costs, included in other short-term liabilities in the consolidated balance sheets, at the time the related product revenue is recognized. The warranty obligation is affected by historical product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials, or other costs differ from the Company’s estimates, additional warranty liabilities could be required, which would reduce its gross profit.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are expensed as incurred and consist primarily of personnel related costs, prototype and sample costs, design costs, and global product certifications mostly for wireless certifications.

INCOME TAX

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

SUBSEQUENT EVENTS

We reviewed all material events through the date of these consolidated financial statements were issued for subsequent event disclosure consideration as described in Note 17.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

We early adopted (as of January 1, 2021) ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The new guidance simplifies the accounting for certain convertible instruments and for contracts in an entity’s own equity. Key provisions include the elimination of the “cash conversion” guidance and the “beneficial conversion feature” guidance in ASC 470-20 as well as a simplification of the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification by removing certain conditions in ASC 815-40-25. Since the beneficial conversion feature is eliminated by this guidance, it will not be recorded for our Series B preferred stock.

The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

We early adopted (as of January 1, 2021) ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, (“ASU 2021-08”), which amends the guidance in ASC 805 to require that “an entity (acquirer) recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, rather than at fair value”. At the acquisition date, an acquirer would account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts.

We adopted ASU No. 2019-12, “Income Taxes” (ASU 740): “Simplifying the Accounting for Income Taxes”. The new guidance eliminates the need for an organization to analyze whether the following apply in a given period: (1) the exception to the incremental approach for intraperiod tax allocation; (2) the exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) the exception in interim periods income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, (4) enacted changes in tax laws in interim periods and (5) certain income tax accounting for employee stock ownership plans and affordable housing projects. The standard became effective for the Company on January 1, 2021 and did not have a material impact on the financial statements. The new guidance modifies the requirements for the timing of adoption of enacted change in tax law.

Recent Accounting Pronouncements not yet Adopted

In August 2021, The FASB issued ASU 2021-06, “Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses” to amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses. Among other changes, the final rule modifies the significance tests and improves the disclosure requirements for (1) acquired or to be acquired businesses, (2) real estate operations, and (3) pro forma financial information. In addition, the final rule includes amendments to financial disclosures specific to smaller reporting companies (SRCs). The Company is currently evaluating the impact that this standard update will have on its financial statements.

In February 2016, the FASB issued ASC 842 “Leases” that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Under the previous guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily depended on its classification as a finance or operating lease. The new guidance also requires disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. For Emerging Growth Companies, the new standard is not effective until annual reporting periods beginning after December 15, 2021, including interim periods in 2022. Earlier application is permitted. The Company is currently evaluating the impact of this new pronouncement on its financial statements and will adopt the new standard in 2022.

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

FrontRow Calypso LLC.

On December 31, 2021, the Company, and its wholly owned subsidiary, Boxlight, Inc, consummated the acquisition of 100% of the membership interests of FrontRow Calypso LLC, a Delaware limited liability company (“FrontRow”). FrontRow was acquired in exchange for payment of $34.7 million to Phonic Ear Inc. and Calypso Systems LLC, the equity holders of FrontRow (the “Equityholders”). The acquisition occurred pursuant to the terms of a membership interest purchase agreement, dated October 29, 2021 (the “Purchase Agreement”), between the Company, Boxlight, FrontRow and the Equityholders, which Purchase Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 29, 2021.

Based in Petaluma, California, FrontRow makes technology that improves communication in learning environments, including developing network-based solutions for intercom, paging, bells, mass notification, classroom sound, lesson sharing, AV control and management. FrontRow also has offices in Toronto, Copenhagen, Brisbane, Hamilton (UK) and Shenzhen.

In order to finance the acquisition of FrontRow, the Company and substantially all of its direct and indirect subsidiaries, including Boxlight and FrontRow as guarantors, entered into a maximum $68.5 million term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral agent. Under the terms of the Credit Agreement, the Company received an initial term loan of $58.5 million on December 31, 2021 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10 million that may be provided for additional working capital purposes under certain conditions (the “Delayed Draw”).

The assets acquired and liabilities assumed were recorded at their estimated fair values at the acquisition date. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, and selection of comparable companies. The Company engaged the assistance of an independent third-party valuation specialist to determine certain fair value measurements related to acquired assets. The excess consideration over the net fair values of the assets acquired and liabilities assumed was recognized as goodwill.

The fair value or net realizable value of inventories at the date of acquisition was determined using a “top-down” approach based upon the estimated sales value, less a reasonable profit margin and less the estimated costs to dispose of the inventory, including selling costs and other disposal costs such as freight. Accordingly, the carrying amount of inventories at the acquisition date was increased to its estimated fair value based on these assumptions which will result in an increase in cost of revenues subsequent to the acquisition date in 2022. The fair value of accounts receivable acquired in connection with the acquisition approximated the contractual amount due from customers at that date.

The Company has early adopted ASU 2021-08, and therefore, the acquired contract liabilities of FrontRow have been recognized and measured in accordance with Topic 606.

The following table summarizes the estimated acquisition date fair values of the net assets acquired and liabilities assumed, and the estimate of the fair value of consideration paid:

(in thousands)
Assets acquired:
Cash	$2,752
Accounts receivable	3,381
Inventories	10,240
Prepaid expenses	883
Property and equipment	348
Total assets acquired	17,604

Accounts payable and accrued expenses	(1,501)
Deferred revenue	(1,225)
Other liabilities	(12)
Total liabilities assumed	(2,738)

Net tangible assets acquired	$14,866

Identifiable intangible assets:
Customer relationships	8,195
Trademarks	3,244
Technology	5,036
Non-compete	391
Total intangible assets subject to amortization	16,866

Goodwill	2,920

Total net assets acquired	$34,652

Consideration paid:
Cash	$34,652

The following table presents the useful lives over which the acquired intangible assets will be amortized on a straight-line basis, which approximates the pattern by which the related economic benefits of the assets are consumed:

Estimated
Weighted Average
Life (years)
Customer relationships	8
Trademarks	10
Technology	8
Non-compete agreements	3

Goodwill is primarily attributable to synergies expected from the acquisition and the assembled workforce. The Company incurred a total of $500,700 in acquisition-related costs and expensed all such costs incurred during the period in which the service was received. Acquisition related costs are included in general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. The results of operations of FrontRow will be included in the Consolidated Statement of Operations and Comprehensive Loss beginning at the acquisition date. There was no impact to the Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021 since the acquisition was consummated on December 31, 2021.

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

As consideration for the purchase of Sahara, the Company transferred GBP 74.0 million (approximately USD $94.9 million) in form of GBP 52.0 million (approximately USD $66.7 million) in cash and GBP 22.0 million (approximately USD $28.2 million) in our Series B convertible preferred stock and our Series C convertible preferred stock.The convertible preferred stock was comprised of 1,586,620 shares of Series B convertible redeemable preferred stock (the “Series B Preferred Stock”) and 1,320,850 shares of Series C convertible redeemable preferred stock (the “Series C Preferred Stock”). The fair value of the preferred shares issued was $16.5 million and $12.4 million for the Series B Preferred Stock and Series C Preferred Stock, respectively. See further discussion of the features of the preferred shares in Note 12.

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

Goodwill is primarily attributable to synergies expected from the acquisition and the assembled workforce. The Company incurred a total of $0.2 million in acquisition-related costs and expensed all such costs incurred during the period in which the service was received. Acquisition related costs are included in general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. The results of operations of Sahara since the acquisition are included in the Consolidated Statement of Operations and Comprehensive Loss for the twelve months ended December 31, 2021.

Pro Forma Financials

The following unaudited pro forma information reflects our consolidated results of operations as if the acquisition of Sahara had taken place on January 1, 2019 and the acquisition of FrontRow had taken place on January 1, 2020. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the acquisition actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated costs savings from synergies or other operational improvements. The nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination are included in the pro forma revenue and net earnings reflected below.

	Year ended December 31,
	2021		2020
		(Unaudited)		(Unaudited)
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
	As Reported	Pro Forma	As Reported	Pro Forma
Revenues, net	$185,177	$214,636	$54,891	$142,685

Net loss attributable common shareholders	$(14,704)	$(12,868)	$(16,490)	$(20,742)

MyStemKits and STEM Education Holdings, Pty

On April 17, 2020, the Company acquired the assets, and assumed certain liabilities of MyStemKits and STEM Education Holdings, Pty, an Australian corporation (“STEM”) which is the sole shareholder of MyStemKits, for consideration of $450,000, after working capital adjustments of $150,000. Consideration included $100,000 paid in cash at closing with the balance payable in the form of a $350,000 purchase note payable in four equal installments of $87,500 (the “Installment Payments”) on July 31, 2020, October 31, 2020, January 31, 2021 and April 30, 2021. Acknowledging the ongoing COVID-19 pandemic, on April 17, 2020, the Company and STEM entered into a letter agreement pursuant to which the parties agreed that potential adjustments may be made to the installment payments due on July 31, 2020 and October 31, 2020 in the event the actual gross revenue of MyStemKits is materially below budget. Accordingly, and as agreed between Boxlight and the STEM sellers the note payable was adjusted to $175,000 and was paid off in September of 2021.

The following table summarizes the fair values of the net assets acquired and the fair value of consideration paid:

(in thousands)
Assets acquired:
Cash	$1
Inventories	36
Total assets acquired	37
Total liabilities assumed	(29)

Net assets acquired	8

Identifiable intangible assets:
Customer relationships	42
Trademarks	59
Technology	12
Total identifiable intangible assets subject to amortization	113

Goodwill	154

Consideration paid:
Cash	$100
Note payable	175

Total consideration paid	$275

NOTE 3 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020

Accounts receivable – trade	$31,053	$21,768
Allowance for doubtful accounts	(405)	(473)
Allowance for sales returns and volume rebates	(1,075)	(426)

Accounts receivable - trade, net of allowances	$29,573	$20,869

Writeoffs of accounts receivable in 2021 was $524,700. The Company did not write off any accounts receivables in 2020.

NOTE 4 – INVENTORIES

Inventories consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020

Finished goods	$51,346	$20,997
Spare parts	260	265
Reserve for inventory obsolescence	(599)	(349)
Advanced shipping costs	584	-

Inventories, net	$51,591	$20,913

The Company wrote off inventories of $624,000 and $31,000 for the years ended December 31, 2021 and 2020, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020

Prepayments to vendors	$7,739	$5,727
Prepaid licenses and other	1,705	339
Unbilled revenue	—	95

Prepaid expenses and other current assets	$9,444	$6,161

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020

Building	$200	$200
Building improvements	14	9
Leasehold improvements	176	172
Office equipment	467	232
Software	88	—
Other equipment	335	81
Construction in process	85	—

Property and equipment, at cost	1,365	694
Accumulated depreciation	(292)	(132)

Property and equipment, net of accumulated depreciation	$1,073	$562

For the years ended December 31, 2021 and 2020, the Company recorded depreciation expense of $156,000 and $45,000, respectively.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at December 31, 2021 and 2020 (in thousands):

	Useful lives	2021	2020

Patents	4-10 years	$182	$182
Customer relationships	8-15 years	55,158	46,613
Technology	3 to 5 years	8,901	3,900
Domain	7 years	14	14
Non-compete	8-15 years	391	—
Tradenames	2-10 years	13,085	9,682

Intangible assets, at cost		77,731	60,391
Accumulated amortization		(12,199)	(5,235)
Intangible assets, net of accumulated amortization		$65,532	$55,156

Goodwill from acquisition of Mimio	Indefinite	$45	$45
Goodwill from acquisition of Sahara	Indefinite	17,990	17,990
Goodwill from acquisition of Interactive Concepts	Indefinite	375	—
Goodwill from acquisition of FrontRow	Indefinite	2,920	—
Goodwill from acquisition of STEM	Indefinite	29	29
Goodwill from acquisition of Boxlight	Indefinite	4,137	4,137
Goodwill from acquisition of EOS	Indefinite	78	78
Goodwill from acquisition of Qwizdom	Indefinite	463	463
		$26,037	$22,742

For the years ended December 31, 2021 and 2020, the Company recorded amortization expense of $7.0 million and $2.5 million, respectively.

As of December 31, 2021, we had $26.0 million of goodwill, of which $8.0 million was allocated to a reporting unit with a negative carrying amount.

Expected future amortization expense for intangible assets as of December 31, 2021 is as follows:

(in thousands)

2022	$9,149
2023	8,726
2024	7,801
2025	7,616
2026	7,242
Thereafter	24,998

Total	$65,532

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payble consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Accounts payable	$25,714	$10,704
Accrued expense	6,440	3,180
Other	1,484	362
Accounts payable and other liabilities	$33,638	$14,246

NOTE 9 – DEBT

The following comprises debt on December 31, 2021 and 2020 (in thousands):

	2021	2020
Debt – Third Parties
Note payable – Lind Global	$—	$21,085
Paycheck Protection Program	1,009	1,008
Accounts receivable financing – Sallyport Commercial	—	4,512
Note payable - Whitehawk	58,500	—
Note payable – STEM Education Holdings	—	175
Total debt	59,509	26,780
Less: Discount and issuance cost	7,568	2,132
Current portion of debt	9,804	16,817
Long-term debt	$42,137	$7,831

Total debt (net of discount)	$51,941	$24,648

Debt - Third Parties:

Whitehawk Finance LLC

In order to finance the acquisition of FrontRow, the Company and substantially all its direct and indirect subsidiaries, including Boxlight and FrontRow as guarantors, entered into a maximum $68.5 million term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral agent. Under the terms of the Credit Agreement, the Company received an initial term loan of $58.5 million on December 31, 2021 (the “Initial

Loan”) and was provided with a subsequent delayed draw facility of up to $10 million that may be provided for additional working capital purposes under certain conditions (the “Delayed Draw”). The Initial Loan and Delayed Draw are collectively referred to as the “Term Loans.” The proceeds of the Initial Loan were used to finance the Company’s acquisition of FrontRow, pay off all indebtedness owed to our existing lenders, Sallyport Commercial Finance, LLC and Lind Global Asset Management, LLC, pay related fees and transaction costs, and provide working capital. Of the Initial Loan, $8.5 million was subject to repayment on February 28, 2022, with quarterly principal payments of $625,000 and interest payments commencing March 31, 2022 and the $40.0 million remaining balance plus any Delayed Draw loans becoming due and payable in full on December 31, 2025. The Term Loans will bear interest at the LIBOR rate plus 10.75%; provided that after June 30, 2022, if the Company’s Senior Leverage Ratio (as defined in the Credit Agreement) is less than 2.25, the interest rate would be reduced to LIBOR plus 10.25%. Such terms are subject to the Company maintaining a borrowing base in terms compliant with the Credit Agreement.

On March 29, 2022, the Company received a Notice of Events of Default and Reservation of Rights (the “Notice”)  from the Collateral Agent, alleging, among other things, defaults as a result of (i) failure to repay $8.5 million of the facility by February 28, 2022, (ii) non-compliance with the borrowing base resulting in the Company being in an over advance position under the Credit Agreement, and (iii) failure to timely provide certain reports and documents.  As a result of the Notice, all accrued and unpaid interest owed under the Term Loan, became subject to a post-default interest rate equal to the highest interest rate allowed for under the Credit Agreement plus 2.50% until such time as the Events of Default are either waived or cured. Following the Company’s receipt of the Notice and pursuant to amendment to the Credit Agreement, dated April 4, 2022, the Collateral Agent and Lender agreed to extend the terms of repayment of the $8.5 million originally due on February 28, 2022 until February 28, 2023 and waive and/or otherwise extend compliance with certain other terms of the Credit Agreement in order to allow the Loan Parties adequate time to comply with such terms. The principal elements of the amendment included (a) an extension of time for the Loan Parties to repay $8.5 million of the principal amount of the term loan from February 28, 2022 to February 28, 2023, and (b) forbearance on $3,500,000 of over advances to grant the Loan Parties until May 16, 2022 to allow the Company to come into compliance with the borrowing base requirements set forth in the Credit Agreement.  In such connection, the Loan Parties intend to obtain credit insurance on certain key customers whose principal offices are located in the European Union and Australia as their accounts owed to the Loan Parties were deemed ineligible for inclusion in the borrowing base calculation primarily due to the perceived inability of the Collateral Agent to enforce security interests on such accounts.

In addition, the Lender and Collateral Agent agreed to (i) reduce, through June 30, 2022, the minimum cash reserve requirement for the Loan Parties, (ii) reduce the interest rate by 50 basis points (to Libor plus +  9.75%) after delivery of the Loan Parties’ June 30, 2023 financial statements, subject to the Loan Parties maintaining 1.75 EBITDA coverage ratio, and (iii) waive all prior Events of Default under the Credit Agreement. In conjunction with the amendment to the Credit Agreement, the parties entered into an amended and restated fee letter (the “Fee Letter”) pursuant to which the parties agreed to prepayment premiums of (i) 5% for payments made on or before December 31, 2022, (ii) 4% for payments made between January 1, 2023 and December 31, 2023, and (iii) 2% for payments made between January 1, 2024 and December 31, 2025 a.  Furthermore, the parties agreed that no prepayment premiums would be payable with respect to the first $5.0 million paid under the Term Loan, any payments made in relation to the $8.5 million due on or before February 28, 2023, any required amortization payments under the Credit Agreement and any mandatory prepayments by way of ECF or casualty events.

In conjunction with its receipt of the Initial Loan, the Company issued to the Lender (i) 528,169 shares of Class A common stock (the “Shares”), which Shares were registered pursuant to our existing shelf registration statement and were delivered to the Lender in January 2022, (ii) a warrant to purchase 2,043,291 shares of Class A common stock (subject to increase to the extent of 3% of any Series B and Series C convertible preferred stock converted into Class A common stock), exercisable at $2.00 per share (the “Warrant”), which Warrant may be subject to repricing on March 31, 2022 based on the arithmetic volume weighted average prices for the 30 trading days prior to March 31, 2022, in the event our stock is then trading below $2.00 per share, (iii) a 3% fee of $1,800,000, and (iv) a $500,000 original issue discount. In addition, the Company agreed to register for resale the shares issuable upon exercise of the Warrant. The Company also incurred agency fees, legal fees, and other costs in connection with the execution of the Credit Agreement totaling approximately $1.7 million.

Lind Global Macro Fund, LP

On February 4, 2020, the Company and Lind Global Macro Fund, LP (“LGMF”)  entered into a securities purchase agreement pursuant to which the Company received $750,000 in exchange for the issuance to Lind of (1) an $825,000 convertible promissory note, payable at an 8% interest rate, compounded monthly, (2) certain shares of restricted Class A common stock valued at $60,000, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended February 4, 2020, and (3) a commitment fee of $26,250. The Note was to mature over 24 months, with repayment that commenced on August 4, 2020, after which time the Company made monthly payments of $45,833 plus interest by issuing shares of Class A common stock. The commitment fee in the amount of $26,025 was paid to LGMF, along with legal fees in the amount of $15,000. The Company paid LGMF $60,000 for closing fees by issuing 44,557 shares of Class A common stock. During the year ended December 31, 2021, the Company paid principal of $1.1 million and interest of $32,000 by issuing a total of 671,000 shares Class A common stock with an aggregate value of $1.5 million to Lind Global and recognized a loss extinguishment of debt of approximately $430,000.

Lind Global Asset Management

On September 21, 2020, the Company and Lind Global Asset Management, LLC (“Lind Global”) entered into a securities purchase agreement (the “Lind SPA”) pursuant to which the Company received $20.0 million in exchange for the issuance to Lind of (1) a $22.0 million convertible promissory note, payable at a 4% interest rate, compounded monthly, (2) 310,399 shares of restricted Class A common stock valued at $900,000, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended September 21, 2020, and (3) a commitment fee of $400,000. The Note was to mature over 24 months, with repayment commencing on November 22, 2020, after which time the Company became obligated to make monthly payments of $1.0 million, plus interest. Interest accrued during the first two months of the note, after which time the interest payments, including accrued interest was paid monthly in either conversion shares. The commitment fee in the amount of $400,000 was paid to Lind Global, along with legal fees in the amount of $20,000 The Company paid Lind Global a total of $500,000 in closing fees consisting of commitment and legal fees, by issuing 310,399 shares of Class A common stock. The shares of Class A common stock issuable to Lind under the Note are registered pursuant to our effective shelf registration statement on Form S-3.

In conjunction with our entry into the Lind Global SPA agreement and the issuance of the Convertible Note, on September 21, 2020, the Company and Lind Global Macro Fund, LP, an affiliate of Lind Global (“Lind”), entered into a third amended and restated security agreement (the “Third A&R Security Agreement”) for purposes of amending and restating a prior security agreement, dated as of February 4, 2020, between the Company and Lind in order to incorporate the Lind Global SPA and the Convertible Note therein. In addition, on September 21, 2020, the Company, Sallyport Commercial Finance, LLC (“Sallyport”), as first lien creditor, and Lind and Lind Global, as second lien creditors, entered into a third amended and restated intercreditor agreement for purposes of amending and restating the second amended and restated intercreditor agreement, dated as of February 4, 2020, between the Company, Sallyport and Lind, in order to (i) incorporate Lind Global as a second lien creditor and (ii) reaffirm and confirm the relative priority of each creditor’s respective security interests in the Company’s assets, among other matters

During the twelve months ended December 31, 2021, the Company repaid principal of $12.0 million and interest of $548,000 to Lind Global by issuing a total of 7.2 million shares Class A common stock with an aggregate value of $15.9 million to Lind Global and recognized a loss extinguishment of det of approximately $3.3 million. Further, on December 31, 2021, the Company paid the remaining principal balance of $8.0 million in connection with the execution of the Whitehawk Credit Agreement discussed above and recognized an additional loss on extinguishment of debt of $1.2 million.

Maxim Group

On July 28, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Maxim Group, LLC, a Delaware limited liability company (“Maxim”), pursuant to which Maxim, as representative of the underwriters, agreed to underwrite the public offering (the “Offering”) of up to 15,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), at a public offering price of $2.00 per share, in addition to an overallotment option (the “Overallotment Option”) of 2,250,000 shares of Common Stock. The Offering closed on July 31, 2020, with the sale of all 17,250,000 shares of the Company’s Common Stock, including the Overallotment Option, for gross proceeds of $34,500,000. Maxim acted as sole book-running manager, National Securities Corporation acted as a co-manager for the Offering, and A.G.P./Alliance Global Partners (“A.G.P.”) acted as financial advisor. As compensation for underwriting the Offering, the underwriters received an underwriting discount of 7%, equaling approximately $2,415,000, in addition to $60,000 in expenses. A.G.P.’s compensation was paid out of the underwriting discount. The Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (SEC File No. 333-239939) (the “Registration Statement”) and the related base prospectus included therein, as supplemented by the prospectus supplement dated July 28,

2020 (the “Preliminary Prospectus”) and the final prospectus supplement, filed July 29, 2020 (the “Final Prospectus” and collectively with the Preliminary Prospectus, the “Prospectus”)

On June 8, 2020, the Company entered into an underwriting agreement (the “June Underwriting Agreement”) with Maxim pursuant to which Maxim agreed to underwrite the public offering (the “June Offering”) of 13,333,333 shares (the “Shares”) of the Company’s Class A common stock at a public offering price of $0.75 per share. National acted as co-manager of the June Offering. The June Offering closed on June 11, 2020, with the Company’s sale of the Shares for gross proceeds of $10,000,000. In addition, the Company granted the underwriters a 45-day option to purchase up to an additional 2,000,000 shares of Class A common stock at the public offering price less discounts and commissions (the “June Over-Allotment Option”). The June Over-Allotment Option was exercised in full on June 24, 2020, for additional proceeds of $1,500,000, through the sale of an additional 1,999,667 shares of Class A common stock. Maxim acted as sole-bookrunner and National acted as co-manager for the Offering. Gross proceeds, before underwriting discounts and commissions and estimated offering expenses, totaled $11.5 million. As compensation for underwriting the Offering, Maxim and National together received an underwriting discount of 7% of the Offering and the Over-Allotment Option and were reimbursed for up to $85,000 in underwriting expenses.

The June Offering was conducted pursuant to the Company’s registration statement on Form S-1 (File No. 333-238634) previously filed with and subsequently declared effective by the SEC.

Everest Display, Inc.

On June 22, 2020, the Company entered into an agreement with Everest Display, Inc., (“EDI”), and subsidiary, AMAGIC Holographics, Inc. (“AMAGIC”), pursuant to which $1,000,000 in accounts payable owed by the Company to EDI in exchange for the Company’s issuance of 869,565 shares of its Class A common stock, par value $0.0001 per share, to AMAGIC at a $1.15 per share purchase price.

On January 26, 2021, the Company entered into an agreement with EDI and EDI’s subsidiary, AMAGIC, pursuant to which $1,983,436 in accounts payable owed by the Company to EDI was settled in exchange for the Company’s issuance of 793,375 shares of its Class A common stock to AMAGIC at a $2.50 per share purchase price.

In each instance, the shares were issued to AMAGIC pursuant to an exemption from registration provided by Rule 506 of Regulation D under Section 4(a)(2) of the Securities Act.

Accounts Receivable Financing – Sallyport Commercial Finance

On August 15, 2017, our subsidiaries, Boxlight Inc., and Genesis entered into a 12-month term account sale and purchase agreement with Sallyport Commercial Finance, LLC (“Sallyport”). Sallyport agreed to purchase 85% of the eligible accounts receivable with a right of recourse back to the Company if the receivables were not collectible. This agreement required a minimum monthly sales volume of $1,250,000 with a maximum facility limit of $6,000,000. Advances against this agreement accrued interest at the rate of 4% in excess of the highest prime rate publicly announced from time to time with a floor of 4.25%. In addition, the Company was required to pay a daily audit fee of $950 per day. The Company granted Sallyport a security interest in all of Boxlight Inc. and Genesis’ assets. This agreement was terminated and replaced with an asset-based lending agreement effective September 30, 2020.

On September 30, 2020, Boxlight Inc., and EOS EDU LLC. entered into a 12-month term asset-based lending agreement with Sallyport. Sallyport agreed to purchase 90% of the eligible accounts receivable of the Company with a right of recourse back to the Company if the receivables were not collectible. This agreement requires a minimum monthly sales volume of $1.25 million with a maximum facility limit of $8 million. Advances against this agreement accrued interest at the rate of 3.50% in excess of the highest prime rate publicly announced from time to time with a floor of 3.25%. In addition, the Company was required to pay a daily audit fee of $950 per day. The Company granted Sallyport a security interest in all of the assets of Boxlight Inc. and Genesis.

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

On August 6, 2021, Boxlight and Sallyport entered into an additional amendment of the accounts receivable agreement (the “Second ARC Amendment”), which further increased the maximum facility limit amount to $15,000,000. In exchange for entry into the Second ARC Amendment, Boxlight agreed to pay a fee of $20,000, representing one percent of the increased maximum facility limit amount. Other terms of the Agreement remained unchanged.

On August 23, 2021, the Company and Sallyport, as first lien creditor and LGMF and Lind Global, together as second lien creditors, entered into the fourth amended and restated intercreditor agreement (the “Fourth A&R Intercreditor Agreement”) for the sole purpose of increasing the permitted first lien cap thereunder from $6,000,000 million to $20,000,000 million.

On December 31, 2021, the Company obtained funds from its new credit areement with Whitehawk to pay off the remaining $8,400,000 owed to Sallyport. As a result of paying off the Sallyport lending agreement, the Company recorded a loss on extinguishment of debt of $812,000.

Paycheck Protection Program Loan

On May 22, 2020, the Company received loan proceeds of $1.09 million under the Federal Paycheck Protection Program (“PPP”) established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The loans and accrued interest received under the PPP are forgivable to the extent borrowers use the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains their payroll levels during a designated eight-week period. The amount of loan forgiveness is reduced if the borrower terminates employees or reduces salaries during the eight-week period. During 2021 the Company applied for forgiveness in the amount of $835,500. On March 2, 2022 we received a decision letter from our lender that our forgiveness application had been approved, leaving a remaining balance of $173,100 to be paid. The remaining balance is expected to be paid by the Company in May 2022.

Debt - Related Parties:

Note Payable - STEM Education Holdings, Pty

As discussed in Note 2 “Recent Business Acquisitions,” purchase consideration for the acquisition of STEM included a note payable in the of $350,000. The note was payable in four equal installments of $87,500 on July 31, 2020, October 31, 2020, January 31, 2021 and April 30, 2021. Parties acknowledged that potential adjustments may be made to the installment payments due on July 31, 2020 and October 31, 2020 in the event the actual gross revenue of MyStemKits is materially below budget. Accordingly, and as agreed between Boxlight and the STEM sellers the note payable was adjusted to $175,000 and was paid off in September 2021.

Note Payable – Steve Barker

On March 12, 2019, the Company purchased the MRI net assets for 200,000 shares of the Company’s Class A common stock and a $70,000 note payable. As of December 31, 2019, outstanding principal under this agreement was $18,000. The note was paid in full on March 31, 2020.

Long Term Note Payable- Qwizdom Shareholders

On June 22, 2018, the Company issued a note to Darin and Silvia Beamish, the previous 100% shareholders of Qwizdom, in the amount of $656,000 bearing an 8% interest rate. The note was issued as a part of the purchase price pursuant to a stock purchase agreement. The principal and accrued interest of the note is due and payable in 12 equal quarterly payments. The first quarterly payment was due September 2018 and subsequent quarterly payments are due through June 2021. This note was paid in full on May 3, 2021.

Note Payable – James Mark Elliott

On January 16, 2015, the Company issued a note to James Mark Elliott, the Company’s former Chief Commercial Officer and a current Director of the Company, in the amount of $50,000. The note was paid in full on July 17, 2020.

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

Debt Maturity

Principal repayments to be made during the next five years on the Company’s outstanding debt facilities at December 31, 2021 (excluding amounts forgiven in 2022 related to the PPP loan) are as follows:

(in thousands):

2022	$11,173
2023	2,500
2024	2,500
2025	42,500
2026	—
Total	$58,673

NOTE 10 – DERIVATIVE LIABILITIES

At December 31, 2021 and December 31, 2020, the Company had warrants that contain net cash settlement provisions or do not have fixed settlement provisions because their conversion and exercise prices may be lowered under certain conditions. The Company concluded that the warrants should be accounted for as derivative liabilities. The Company used a third party to determine the fair value of the derivative liabilities at December 31, 2021 and they used a Monte Carlo Simulation model to determine the fair value.  In determining the fair value of the derivative liabilities on December 31, 2020, the Company used the Black-Scholes option pricing model. Key assumptions used are as follows:

December 31, 2021
Common stock issuable upon exercise of warrants	2,043,291
Market value of common stock on measurement date	$1.38
Exercise price	$2.00
Risk free interest rate (1)	1.25%
Expected life in years	5 years
Expected volatility (2)	79.3%
Expected dividend yields (3)	-%

December 31, 2020
Common stock issuable upon exercise of warrants	295,000
Market value of common stock on measurement date	$1.53
Exercise price	$0.42
Risk free interest rate (1)	0.13%
Expected life in years	1 year
Expected volatility (2)	160%
Expected dividend yields (3)	—%
(1)	The risk-free interest rate was determined using the applicable Treasury Bill as of the measurement date.
(2)	The historical trading volatility for 2020 was determined by calculating the volatility of the Company’s common stock. For 2021 the information was obtained from the third party model.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities for the years ended December 31, 2021 and 2020 (in thousands):

Amount
Balance, December 31, 2019	$147
Change in fair value of warrants	216
Balance, December 31, 2020	$363

Amount
Balance, December 31, 2020	$363
Exercise of warrants	(348)
Issuance of warrants	3,064
Change in fair value of warrants	(15)

Balance, December 31, 2021	$3,064

The change in fair value of derivative liabilities includes losses from exercise price modifications.

NOTE 11 – INCOME TAX

Pretax income (loss) resulting from domestic and foreign operations is as follows (in thousands):

	2021	2020
United States	$(18,130)	$(12,269)
Foreign	6,032	(4,683)
Other Foreign Jurisdictions	1,606	(21)
Total pretax book loss	$(10,492)	$(16,973)

The components of income tax (benefit) expense at December 31, 2021 and December 31, 2020, are as follows (in thousands):

	2021	2020
Current:
Federal	$—	$—
State	62	—
Foreign	2,722	645
Total Current	$2,784	$645

Deferred:
Federal	$—	$—
State	—	—
Foreign	526	(1,466)
Total Deferred	$526	$(1,466)

Total	$3,310	$(821)

The reconciliation of the provision for income taxes at the United States Federal statutory rate compared to the Company’s income tax expense (benefit) as reported is as follows (in thousands)

	2021	2020
Income (Loss) before income taxes	(10,492)	(16,973)

Income tax benefit computed at the statutory rate	$(2,203)	$(3,565)
State income taxes-net of federal tax benefit	49	—
Foreign tax rate differential	(107)	99
Loss on debt settlement	788	650
Section 162(m) compensation	168	—
FX Adjustment	(265)	—
GILTI Inclusion	102	—
Non-deductible expenses	(77)	212
Prior period true ups – temporary differences	(35)	525
Rate changes and differentials	2,193	61
Change in valuation allowance	2,697	1,197

	$3,310	$(821)

Tax effects of temporary differences at December 31, 2021 and December 31, 2020 are as follows (in thousands):

Deferred tax assets:	2021	2020
Fixed assets	$13	$62
Allowance for bad debts	442	281
Inventory	192	82
Accrued expenses	—	—
Deferred revenue	4,232	2,190
Stock compensation	645	300
Others	—	127
Interest Expense Limitation	1,903	955
Net operating loss carry-forwards	8,165	7,361

Deferred tax assets (liabilities)	$15,592	$11,358
Valuation allowance	(11,294)	(7,959)
Deferred tax assets, net	$4,298	$3,399

Deferred tax liabilities:	2021	2020
Intangible assets	$(11,452)	$(10,759)
Accrued expenses	(413)	(404)
Prepaid expenses	(137)	(138)
Others	(745)	—
Deferred tax liabilities	$(12,747)	$(11,301)

Deferred tax liabilities, net	$(8,449)	$(7,902)

The Company operates in the United States, United Kingdom and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned. The cumulative U.S. Federal net operating losses carryforward on tax basis income was approximately $29.9 million and $26.5 million at December 31, 2021 and 2020, respectively, of which $10.6 million will expire between 2029 and 2037 and $19.2 million will carryforward indefinitely. The cumulative U.S. state net operating losses carryforward was approximately $28.8 million and $23.0 million on December 31, 2021 and 2020, respectively. The cumulative foreign net operating losses carryforward was $2.6 million and $2.9 million on December 31, 2021 and 2020, respectively.

The legacy Boxlight entities are in a net deferred tax asset position in the United States, the United Kingdom, and other jurisdictions, primarily driven by the aforementioned net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. For example, in the United States, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize our U.S. net operating loss carryforwards. Additionally, because U.S. tax laws limit the time during which the net operating losses generated prior to 2018 may be applied against future taxes, if the Company fails to generate U.S. taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on its net deferred tax asset at December 31, 2021 and 2020. The change in its valuation allowance during 2021 is approximately $2.7 million.

The Sahara entities have recorded a net deferred tax liability, which is primarily driven by the net deferred tax liability on the intangibles for which it does not have tax basis. This includes the deferred tax liability recorded during 2021 for the acquisition of Interactive Concepts. The Company does not qualify for any consolidated filing positions in any of these countries, so there is no ability to net the deferred tax liabilities of the Sahara companies against the deferred tax assets of the legacy Boxlight companies. Therefore, the net deferred tax liability of $8.4 million at December 31, 2021 is entirely based on the Sahara acquired entities.

The tax years from 2009 to 2021 remain open to examination in the U.S. federal jurisdiction. The tax years from 2020 to 2021 remain open to examination in the U.K. Statues of limitations vary in other immaterial jurisdictions. The Company has not identified any uncertain tax positions at this time.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. The CARES Act includes provisions, among others, addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property. Additionally, the CARES Act provides for various payroll incentives, including Payroll Protection Program (“PPP”) loans, refundable employee retention tax credits, and the deferral of the employer-paid portion of social security payroll taxes. The Company received a $1.1M loan under the PPP, of which over $0.8M was forgiven in March 2022 under the requirements of the program. The remaining amount owed will be paid back in May 2022. No other provisions of the CARES Act had a material impact on the Company’s tax provision.

On December 27, 2020, the Consolidated Appropriations Act of 2021 - including the COVID-related Tax Relief Act of 2020 - was enacted. It included a provision that any expenses paid using forgiven PPP loan proceeds would be fully deductible. This has been reflected in the Company’s tax provision.

NOTE 12 – EQUITY

Preferred Shares

The Company’s articles of incorporation, as amended on September 18, 2020, provide that the Company is authorized to issue 50,000,000 shares of preferred stock consisting of: 1) 250,000 shares of non-voting Series A preferred stock, with a par value of $0.0001 per share; 2) 1,200,000 shares of voting Series B preferred stock, with a par value of $0.0001 per share; 3) 270,000 shares of voting Series C preferred stock, with a par value of $0.0001 per share; and 4) 48,280,000 shares of “blank check” preferred stock as may be designated from time to by the Company’s Board of Directors.

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

 Regarding these amendments, the Company applied the accounting guidance from ASC Subtopic 470-50, “Debt Modifications and Extinguishments”, pertaining to determining whether an amendment to an equity-classified preferred share is an extinguishment or modification, and concluded that the Amended Redemption Agreement on June 14, 2021, as it effected the Series B Preferred Stock, resulted in an extinguishment of the original equity instruments subject to redemption agreement. Accordingly, the Series B Preferred Stock subject to the Amended Redemption Agreement was recorded at its fair value as of June 14, 2021, and a $367,000 deemed contribution was credited to additional-paid-in-capital. With the Redemption Agreement, the Series B Preferred Stock includes a beneficial conversion feature, but in accordance with ASC 470-20, since it is dependent upon contingencies that are not solely in the control of the holder, the beneficial conversion feature was not recognized for accounting purposes. Since we early adopted (as of January 1, 2021) ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which includes a key provision eliminating the beneficial conversion feature guidance in ASC Subtopic 470-20, “Debt with Conversion and Other Options”, we will not record the beneficial conversion feature. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

The Series B Preferred Stock has been recorded at its estimated fair value on the date of issuance of approximately $16.1 million, which includes the conversion and redemption features as they have not been bifurcated from the host instruments.

The Series C Preferred Stock has been recorded at its estimated fair value on the date of issuance of approximately $12.4 million, which includes the redemption features as they have not been bifurcated from the host instrument.

As disclosed in in Note 2, the aggregate estimated fair value of the Series B and C Preferred Stock of $28.5 million is included as part of the total $94.9 million consideration paid for the purchase of Sahara.

As the redemption features in the Series B Preferred Stock and Series C Preferred Stock are not solely with the control of the Company, the Company has classified the Series B Preferred Stock and Series C Preferred Stock in temporary equity on the Company’s consolidated balance sheet.

Common Stock

The Company’s common stock consists of 200,000,000 shares of Class A voting common stock and 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of December 31, 2021, and December 31, 2020, the Company had 63,821,901 and 53,343,518 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at December 31, 2021 and December 31, 2020.

Issuance of common stock

Public Offering

On June 11, 2020, the Company issued 13,333,333 shares of the Company’s Class A common stock at a public offering price of $0.75 per share. In addition, on June 24, 2020 the Company issued an additional 1,999,667 shares of Class A common stock to the underwriter at $0.75 per share. Gross proceeds from the issuances were $11.5 million. Net proceeds were $10.6 million after deducting underwriting discounts and offering expenses of $906,000.

On July 31, 2020, the Company issued 17,250,000 shares of the Company’s Class A common stock at a public offering price of $2.00 per share. Gross proceeds from the issuances were $34,500,000, including the underwriting overallotment. Net proceeds were $32.0 million after deducting underwriting discounts and offering expenses of $2.5 million.

Debt Conversion

During the year ended December 31, 2021, the Company issued 7.9 million shares of Class A common stock in lieu of $13.7 million in principal and interest payments due in relation to notes payable to Lind Global. These conversion transactions resulted in a $3.8 million loss on the settlement of debt obligations.

During the year ended December 31, 2020, the Company issued 6.2 million shares of Class A common stock in lieu of $4.9 million in principal and interest payments due in relation to notes payable to Lind Global. In addition, the Company issued 310,000 shares of Class A common stock in lieu of payment of the closing fees of the convertible debt with an aggregate amount of  to Lind Global. These conversion transactions resulted in a $3.1 million loss on the settlement of debt obligations.

Accounts Payable and Other Liabilities Conversion

During the year ended December 31, 2021, the Company issued 793,375 shares of Class A common stock with an aggregate value of $1.6 million to Everest Display, Inc. to convert $2 million in accounts payable owed, resulting in a gain of $356,700 from settlement of liabilities.

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

Compensation

On March 20, 2021, the Company granted an aggregate of 875,245 shares of restricted common stock to Michael Pope, the Company’s CEO and Chairman, pursuant to his employment agreement. These shares were issued pursuant to the 2014 Equity Incentive Plan, vest ratably over one year, are issued monthly as they vest, and had an aggregated fair value of approximately $2.5 million on the grant date.

On March 31, 2020, the Company issued 186,484 shares of restricted Class A common shares to Michael Pope as part of his stock compensation as the Chief Executive Officer, with such shares vesting over a one-year period.

Other

On March 23, 2021, the Company acquired 100% of the outstanding shares of Interactive Concepts BV, a company incorporated and registered in Belgium and a distributor of interactive technologies (“Interactive”), for total consideration of approximately $3.3 million in cash, common stock and deferred consideration. The company has been Boxlight’s key distributor in Belgium and Luxembourg. The company issued 142,882 shares of Class A Common Stock, in conjunction with the purchase of Interactive.

On April 17, 2020, the Company sold 142,857 shares of Class A Common Stock to Stemify Limited, an Australian entity (“Stemify”), at a $0.70 purchase price per share or a total of $100,000, in conjunction with the Company’s closing on an asset purchase agreement with Stemify. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.

Exercise of stock options

There were 492,460 options to purchase common stock that were exercised during the twelve months ended December 31, 2021. There were 3,751 options to purchase common stock were exercised during the twelve months ended December 31, 2020.

NOTE 13 – STOCK COMPENSATION

Grants made under the Equity Incentive Plans must be approved by the Company’s board of directors. The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees and consultants of the Company or a subsidiary of the Company under the Company’s 2021 Equity Incentive Plan and 2014 Equity Inventive Plan, as amended (together “Equity Incentive Plans”), in the aggregate were 5,000,000 and 725,381 shares, respectively.

The 2021 Equity Incentive Plan was approved by the Company’s Board on April 12, 2021 and approved by the shareholders at the Company’s 2021 Annual Shareholders Meeting held on June 25, 2021.

On April 15, 2020, the Company’s 2014 Equity Incentive Plan was amended, whereby the board of directors approved increasing the shares available for issuance under the 2014 Equity Incentive Plan by 3,700,000 shares. The Company obtained shareholder approval of the aforementioned action at the Company’s 2020 annual meeting of stockholders, which was held on September 4, 2020. The number of underlying shares available, under the 2014 Equity Incentive Plan, as amended, was 6,390,438.

Stock Options

Under our Equity Incentive Plans, an employee may receive an award of stock grants that provides the opportunity in the future to purchase the Company’s shares at the market price of our stock on the date the award is granted (strike price). The options become exercisable over a range of immediately vested to four-year vesting periods and expire five years from the grant date, unless stated differently in the option agreements, if they are not exercised. Stock options have no financial statement effect on the date they are granted but rather are reflected over time through compensation expense. We record compensation expense based on the estimated fair value of the awards which is amortized as compensation expense on a straight-line basis over the vesting period. Accordingly, total expense related to the award is reduced by the fair value of options that are forfeited by employees that leave the Company prior to vesting.

Following is a summary of the option activities during the years ended December 31, 2021 and 2020:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Units	Exercise Price	Term (in years)
Outstanding, December 31, 2019	2,384,688	$3.35	4.15
Granted	2,956,000	$0.76
Exercised	(3,751)	$0.70
Cancelled	(486,153)	$3.58
Outstanding, December 31, 2020	4,850,784	$1.76	3.51
Granted	—	—
Exercised	(492,460)	$0.84
Cancelled	(304,208)	1.01
Outstanding, December 31, 2021	4,054,116	$1.92	2.29
Exercisable, December 31, 2021	2,836,366	$2.36	1.85

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. As of December 31, 2021, and 2020, the options had an intrinsic value of approximately $1.9 million and $2.7 million, respectively.

There were no issuances of stock options in 2021. The issuances in 2020 are as follows:

On January 2, 2020, the Company granted 100,000 stock options each, for a total of 300,000 options to purchase common stock, to its President, Chairman and Chief Executive Officer, its Chief Commercial Officer and its Chief Operating Officer; such options have an exercise price of $1.15 per share, and vest monthly over one-year period. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $264,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

On January 13, 2020, the Company granted 50,000 stock options to Mark Elliott as part of his new employment agreement as the Company’s Chief Commercial Officer with an exercise price of $1.20 per share, which options vest monthly over one-year period. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $67,000 on the grant date that was calculated using the Black-Scholes option-pricing model.

On April 15, 2020, the Company granted an aggregate of 2,550,000 stock options in total to its employees with an exercise price of $0.70 per share vesting monthly over four years. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $1.5 million on the grant date.

On April 20, 2020, the Company granted an aggregate of 20,000 stock options in total to a new employee with an exercise price of $0.67 per share vesting quarterly over four years. The expiration date of these options is five years from the grant date. These options had an aggregated fair value of approximately $11,000 on the grant date.

On September 17, 2020, the Company granted an aggregate of 16,000 stock options in total to an employee with an exercise price of $1.46 per share vesting annually over four years. The expiration date of these options is ten years from the grant date. These options had an aggregated fair value of approximately $20,000 on the grant date.

On November 23, 2020, the Company granted an aggregate of 10,000 stock options in total to an employee with an exercise price of $1.45 per share vesting annually over four years. The expiration date of these options is ten years from the grant date. These options had an aggregated fair value of approximately $13,000 on the grant date.

On December 11, 2020, the Company granted an aggregate of 10,000 stock options in total to an employee with an exercise price of $1.95 per share vesting annually over four years. The expiration date of these options is ten years from the grant date. These options had an aggregated fair value of approximately $14,000 on the grant date.

Variables used in the Black-Scholes option-pricing model for options granted during the twelve months ended December 31, 2020 include: (1) discount rate of 0.23% – 1.61%, (2) expected life, using simplified method, of 3- 4 years, (3) expected volatility of 136-148%, and (4) zero expected dividends.

Restricted Stock Units

Under our Equity Incentive Plans, the Company may grant restricted stock units (“RSUs”) to certain employees, contractors and non-employee directors. Upon granting the RSUs, the Company records a fixed compensation expense equal to the fair market value of the underlying shares of RSUs granted on a straight-line basis over the requisite services period for the RSUs. Compensation expense related to the RSUs is reduced by the fair value of units that are forfeited by employees that leave the Company prior to vesting. The restricted stock units vest over a range of immediately vested to four-year vesting periods in accordance with the terms of the applicable RSU grant agreement.

The following is a summary of the restricted stock activities during the years ended December 31, 2021.

		Weighted
		Average
		Grant Date Fair
	Number of Units	Value
Outstanding, December 31, 2020	2,721,347	$1.62
Granted	1,019,583	2.81
Vested	(1,498,492)	2.18
Forfeited	(268,491)	1.66
Outstanding, December 31, 2021	1,973,947	$1.81

2021 Grants

On February 24, 2021, the Company granted an aggregate of 130,547 RSUs to its board members. These RSUs vest ratably over one year and had an aggregated fair value of approximately $374,000 on the grant date.

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

2020 Grants

On March 20, 2020, the Company granted an aggregate of 186,484 shares of restricted common stock to Michael Pope, CEO pursuant to his employment agreement. These shares vest ratably over one year and had an aggregated fair value of approximately $76,000 on the grant date.

On June 30, 2020, the Company granted an aggregate of 108,696 RSUs to new board members. These RSUs vest over one year and had an aggregated fair value of approximately $100,000 on the grant date.

On September 18, 2020, the Company granted an aggregate of 34,483 RSUs to a new employee. These RSUs vest over four years and had an aggregated fair value of approximately $50,000 on the grant date.

On September 25, 2020, the Company granted an aggregate of 2,725,400 RSUs to its new employees retained in relation to the Sahara acquisition. These RSUs vest over four years and had an aggregated fair value of approximately $4.5 million on the grant date.

On October 1, 2020, the Company granted an aggregate of 20,000 RSUs to a new employee. These RSUs vest over four years and had an aggregated fair value of approximately $37,000 on the grant date. On October 19, 2020, the Company granted an aggregate of 18,634 RSUs to a new employee. These RSUs vest over four years and had an aggregated fair value of approximately $30,000 on the grant date.

Warrants

Following is a summary of the warrant activities during the years ended December 31, 2021 and 2020:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Units	Exercise Price	Term (in years)

Outstanding, December 31, 2019	350,000	$2.20	2.11
Granted	20,000	$0.70	—
Cancelled	(5,000)	$4.76	—
Outstanding, December 31, 2020	365,000	$1.44	1.27
Granted	2,043,291	2.00	5.00
Exercised	(295,000)	0.45	0.28
Outstanding, December 31, 2021	2,113,291	$2.00	4.88
Exercisable, December 31, 2021	58,750	$6.66	1.05

2021 Warrants

On December 31, 2021, the Company granted Whitehawk, Inc., 2,043,291 warrants, in conjunction with the issuance of a loan credit facility to the Company. The warrants had an exercise price of $2.00 per share and include a provision that allows for the exercise price to be adjusted based on the Company’s stock price as of March 31, 2022. The expiration period for these warrants is five years from the issuance date. The warrants had an aggregated fair market value of approximately $3.1 million on the grant date.

2020 Warrants

On April 20, 2020, the Company granted 20,000 warrants to Ryan Legudi, the managing director of Stemify, as part of his compensation with an exercise price of $0.70 per share, which warrants vest quarterly over four-year period. The expiration of these warrants is five years from the grant date. The warrants had an aggregated fair market value of approximately $11,000 on the grant date.

Stock compensation expense

For the year ended December 31, 2021 and 2020, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	2021	2020
Stock options	$660	$1,205
Restricted stock units	3,399	421
Warrants	1	2
Total stock compensation expense	$4,060	$1,628

As of December 31, 2021, there was approximately $4.3 million of unrecognized compensation expense related to unvested options, RSU’s, and warrants, which will be amortized over the remaining vesting period. Of that total, approximately $2.0 million is estimated to be recorded as compensation expense in 2022.

NOTE 14 – OTHER RELATED PARTY TRANSACTIONS

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

Sales and Purchases – EDI

Everest Display Inc., an affiliate of the one of the Company’s shareholders, Amagic Holographics, Inc., a subsidiary of K Laser Technology Inc. (“K Laser”), is a supplier of products to the Company. For the years ended December 31, 2021 and 2020, the Company had purchases of $26,000 and $339,000 respectively, from EDI. For the years ended December 31, 2021 and 2020, the Company had sales of $0 and $36,000, respectively, to EDI. As of December 31, 2021, and 2020, the Company had accounts payable to EDI of approximately of $65,000 and $2.0 million respectively, to EDI.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases four office spaces under non-cancelable lease agreements. The leases provide that the Company pay only a monthly rental and is not responsible for taxes, insurance or maintenance expenses related to the property. Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to December 31, 2021 are as follows:

Year ending December 31,	Amount (in thousands)
2022	$1,297
2023	1,241
2024	388
2025	275
Minimum Lease Payments	$3,201

On January 19, 2022, the Company signed a lease agreement for 64 months for approximately 12,000 feet of space for its new corporate headquarters in Duluth, Georgia. The Company will occupy the building on approximately May 15, 2022. The lease will replace the space previously rented by the Company for its headquarters in Lawrenceville, Georgia.

On February 4, 2022, the Company signed a lease agreement for 60 months for 24,000 feet of warehouse space in Lawrenceville, Georgia to begin March 1, 2022. The lease will replace the space previously rented by the Company.

If the annual amounts for these leases were added to the table above, the minimum lease payments would increase by approximately $2.7 million.

Purchase Commitments

The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. At December 31, 2021 the total amount of such open inventory purchase orders was $52.2 million.

NOTE 16 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company’s revenues were concentrated with a few customers for the years ended December 31, 2021 and 2020:

	Total revenues		Total revenues from the	Accounts
	from the customer	Accounts	customer	receivable from
	as a percentage of	receivable from	as a percentage	the customer as
	total revenues	this customer as of	of total revenues	of
	for the year ended	December 31,	for the year	December 31,
	December 31,	2021 (in	ended December	2020 (in
Customer	2021	thousands)	31, 2020	thousands)
1	11%	$3,245	13%	$3,536
2	4%	$1,223	9%	$2,598

The loss of the significant customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company’s purchases were concentrated among a few vendors for the years ended December 31, 2021 and 2020:

	Total purchases		Total purchases
	from the vendor	Accounts payable	from the vendor	Accounts payable
	as a percentage of	(prepayment) to	as a percentage	(prepayment) to
	total cost of	the	of total cost of	the
	sales for	vendor as of	revenues for	vendor as of
	the year ended	December 31,	the year ended	December 31,
	December 31,	2021	December 31,	2020
Vendor	2021	(in thousands)	2020	(in thousands)
1	16%	$(1,185)	35%	$5,749
2	11%	$15,330	13%	2,013
3	4%	$(805)	11%	(22)

The Company believes there are numerous other suppliers that could be substituted should for the above suppliers become unavailable or non-competitive.

NOTE 17 – SUBSEQUENT EVENTS

On January 19, 2022, the Company signed a lease agreement for 64 months for approximately 12,000 feet of space for its new corporate headquarters in Duluth, Georgia. The Company will occupy the building on approximately May 15, 2022 and will pay rent of approximately $23,000 per month. The lease will replace the space previously rented by the Company for its headquarters in Lawrenceville, Georgia. On February 24, 2022 the Company signed a lease for new warehouse space in Lawrenceville, GA, which it will occupy sometime in March of 2022.

On February 4, 2022, the Company signed a lease agreement for 60 months for 24,000 feet of warehouse space in Lawrenceville, Georgia to begin March 1, 2022, for approximately $13,000 per month. The lease will replace the space previously rented by the Company.

On February 24, 2022, following approval by the Company’s board of directors, the Company’s senior management issued a total of 1,771,950 RSU’s under the terms of Amendment No. 2 to the Boxlight Corporation 2014 Stock Incentive Plan, as long-term incentive awards to its employees in the U.S. and Europe. The aggregate fair value of the shares was $2.1 million.

On February 14, 2022, with an effective date of January 1, 2022, the Company entered into a letter agreement (”the Agreement”) with Michael Pope, our Chairman and Chief Executive Officer, extending Mr. Pope’s term of employment with the Company. Under the terms of the Agreement, Mr. Pope will receive based compensation of $400,000 per year, eligibility for an annual performance bonus of between $350,000 to $525,000 depending on the achievement of certain performance goals established by the board of directors, along with a grant of 163,637 RSU’s, valued at approximately $180,000, and $420,000 in the form of options to purchase Class A Common Stock, both of which are valued using the Black-Scholes Model with the Company’s customary inputs. Mr. Pope will also continue to be eligible to participate in customary fringe benefit plans and programs, as may be generally available to senior executives of the Company from time to time. The Agreement continues through December 31, 2024 and may be renewed or extended by mutual agreement of the Company and Mr. Pope. The Agreement supersedes in its entirety the terms of the prior employment agreements between Mr. Pope and the Company dated November 30, 2017 and March 20, 2020.

In February 2022, as a result of the Russia-Ukraine conflict, economic sanctions were imposed on Russian individuals and entities, including financial institutions, by countries around the world, including the U.S. and the European Union. The conflict may weaken the global post-pandemic recovery. The increase in cost of revenues from supply-chain bottlenecks and global freight and shipping cost, initially arising from the effects of the COVID-19 pandemic, may be exacerbated by the wider effect of the war in Ukraine and increasing inflationary pressures

On March 8, 2022, the Small Business Administration (“SBA”) informed us by letter that a large part of our Payroll Protection Plan loan had been forgiven. Out of the total loan of $1,008,575, the SBA forgave $835,460. We will pay off the remaining amount in 2022.

On March 29, 2022, the Company received a Notice of Events of Default and Reservation of Rights (the “Notice”) from the Collateral Agent. The Notice alleged, among other things, defaults as a result of (i) failure to repay $8.5 million of the facility by February 28, 2022, (ii) non-compliance with the borrowing base resulting in the Company being in an over advance position under the Credit Agreement, and (iii) failure to timely provide certain reports and documents.  As a result of the Notice, all accrued and unpaid interest owed under the Term Loan, became subject to a post-default interest rate equal to the highest interest rate allowed for under the Credit Agreement plus 2.50% until such time as the Events of Default are either waived or cured. Following the Company’s receipt of the Notice and pursuant to amendment to the Credit Agreement, dated April 4, 2022, the Collateral Agent and Lender agreed to extend the terms of repayment of the $8.5 million originally due on February 28, 2022 until February 28, 2023 and waive and/or otherwise extend compliance with certain other terms of the Credit Agreement in order to allow the Loan Parties adequate time to comply with such terms.

On March 31, 2022, based on the arithmetic volume weighted average prices of the Company’s Class A common stock for the 30 trading days prior to March 31, 2022, the exercise price of the Whitehawk Warrant was reduced from $2.00 to $1.19 per share.

On April 4, 2022, the Company, the Lender and the Collateral Agent amended the Credit Agreement.  The principal elements of the amendment included (a) an extension of time for the Loan Parties to repay $8.5 million of the principal amount of the term loan from February 28, 2022 to February 28, 2023, and (b) forbearance on $3,500,000 of over advances to grant the Loan Parties until May 16, 2022 to allow the Company to come into compliance with the borrowing base requirements set forth in the Credit Agreement.  In such connection, the Loan Parties intend to obtain credit insurance on certain key customers whose principal offices are located in the European Union and Australia as their accounts owed to the Loan Parties were deemed ineligible for inclusion in the borrowing base calculation primarily due to the perceived inability of the Collateral Agent to enforce security interests on such accounts. In addition, the Lender and Collateral Agent agreed to (i) reduce, through June 30, 2022, the minimum cash reserve requirement for the Loan Parties, (ii) reduce the interest rate by 50 basis points (to Libor plus + 9.75%) after delivery of the Loan Parties’ June 30, 2023 financial statements, subject to the Loan Parties maintaining 1.75 EBITDA coverage ratio, and (iii) waive all prior Events of Default under the Credit Agreement.

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

Management’s Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment and due to the existence of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and our principal accounting and and financial officer have concluded that, as of December 31, 2021, our internal control over financial reporting was not effective.

●	Our written policies and procedures over accounting transaction processing and period end financial close and reporting are limited which has resulted in ineffective oversight in the establishment of proper monitoring controls over accounting and financial reporting.
●	We lacked sufficient review of certain financial transactions, such that a proper review had not been performed by someone other than preparer, and that process documentation is lacking for review and monitoring controls over accounting and financial reporting.

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

We acquired FrontRow on December 31, 2021. Since the date of the acquisition, we have been assessing FrontRows’s internal control over financial reporting to determine their effectiveness and to make controls and procedures consistent across all consolidated entities. We have made changes to procedures and controls and expect to make additional changes in the future. Prior to acquisition, FrontRow was not required to document and assess internal control over financial reporting as required under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). As permitted by guidance issued by the staff of the SEC, FrontRow has been excluded from the scope of our report on internal control over financial reporting.

In light of the material weakness described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present in accordance with U.S. GAAP, in all material respects, our financial condition, results of operations and cash flows for the periods presented in this Annual Report.

Changes in Internal Control Over Financial Reporting

During 2021, management engaged professional services firms to assist with the preparation of the review of the income tax provision. Management also engaged third-party professional service firms to prepare FrontRow financial statements and value warrant issued in connection with Whitehawk credit facility. There were no additional changes made in the internal controls over financial reporting for the year ended December 31, 2021, that have materially affected, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information concerning our executive officers and directors as of March 31, 2022:

Name	Age	Position(s)
Michael Pope	41	Chief Executive Officer, President and Director
Mark Starkey	49	President
Patrick Foley	54	Chief Financial Officer
Henry (“Hank”) Nance	49	Chief Operating Officer
Shaun Marklew	47	Chief Technology Officer
James Mark Elliott	70	Non-Executive Director
Tiffany Kuo	33	Non-Executive Director
Rudolph F. Crew	71	Independent Director (1) (2) (3)
Dale Strang	62	Independent Director (1) (2) (3)
Charles P. Amos	55	Independent Director (3)
R. Wayne Jackson	65	Independent Director (1) (2)

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Set forth below is biographical information about each of the individuals named in the table above:

Michael Pope. Mr. Pope was appointed by our board on March 20, 2020 to serve as our Chief Executive Officer and Chairman. From July 2015 until November 2020, Mr. Pope also served as our president. He has been a director of our Company since September 18, 2014. Mr. Pope served as Managing Director at Vert Capital, a Los Angeles based merchant bank, and its affiliates from October 2011 to October 2016, managing portfolio holdings in the education, consumer products, technology and digital media sectors. Prior to joining Vert Capital, from May 2008 to October 2011, Mr. Pope was Chief Financial Officer and Chief Operating Officer for the Taylor Family in Salt Lake City, managing family investment holdings in consumer products, professional services, real estate and education. Mr. Pope also held positions including senior SEC reporting at Omniture (Nasdaq: OMTR) and Assurance Associate at Grant Thornton. Mr. Pope holds an active CPA license and serves on the boards of various organizations. Mr. Pope earned his undergraduate and graduate degrees in accounting from Brigham Young University with academic honors. Our board of directors believes Mr. Pope’s industry experience, as well as his extensive finance and operations experience, uniquely position him to lead the Company through our next phase as a company.

Mark Starkey. Mr. Starkey has served as the Company’s President since November 2020, shortly after the Company’s acquisition of Sahara. Mr. Starkey served as CEO of Sahara Presentations since February 2020. Prior to that, from October 2015 until February 2020, Mr. Starkey served as Senior Director, EMEA and head of Sales Strategy for Western Europe at Dell and EMC. From 2004 until 2015, Mr. Starkey worked in senior management roles at Localis UK, an IT integrator, including serving in the positions of Managing Director, Chief Operating Officer and Commercial Director. Mr. Starkey started his career as a Chartered Accountant at Ernst & Young, where he worked from 1994 to 1998. Mr. Starkey received his B.Sc. degree in economics at Brunel University London and is qualified as a Chartered Accountant. We believe Mr. Starkey’s extensive experience in the technology sector will enhance our business as we expand development globally.

Patrick Foley. Mr. Foley has been our Chief Financial Officer in January 2021. Prior to that, from January 2020 until January 2021, Mr. Foley served as Chief Financial Officer of Sahara Presentation Systems Ltd. (“Sahara”), which was acquired by the Company in September 2020. Prior to joining Sahara, Mr. Foley spent 13 years at Arts Alliance Media and 10 years at Universal Pictures, where he served in senior leadership roles. Mr. Foley holds a Master of Science – Strategic Business Management degree from The Manchester Metropolitan University and is a Chartered Management Accountant (ACMA / CGMA). We believe Mr. Foley’s global business experience is a significant asset to Boxlight.

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

Shaun Marklew. Mr. Marklew began serving as our Chief Technology Officer in November, 2020 and was appointed to the position of a Named Executive Officer in July of 2021. Mr. Marklew previously served as Chief Operating Officer of Sahara, where he was employed beginning in February 2012. Mr. Marklew has more than 20 years of experience in the professional audio, visual and interactive technology industry, including more than nine years at Sahara where he was responsible for building the global, multi-award-winning interactive touchscreen and digital signage brand, Clevertouch. Mr. Marklew’s knowledge and passion for technology continues to be the driving force behind the innovation and success of the Clevertouch ecosystem.

James Mark Elliott. Mr. Elliott is a director on our board, a position he has held since 2014. Prior to that, Mr. Elliot served as our Chief Commercial Officer from January, 2020 until January 2021. He previously served as our Chief Executive Officer from September 2014 until January 2020 and has served as a director since September 2014. From 2012 to date, Mr. Elliott has also served as the President of Genesis. From 2005 through 2012, he was the President of Promethean, Inc., a manufacturer and distributor of whiteboards and interactive learning devices and led the team that grew Promethean in the Americas from $5 million in revenue to $250 million, with over 1,300,000 interactive whiteboards installed around the world. Throughout his career, Mr. Elliott has held senior executive roles, including president, senior vice president or director roles with Apple Computer, Lawson Software, E3 Corporation, PowerCerv Technologies, Tandem Computers, and Unisys/Burroughs. Mr. Elliott received a BBA in Economics from the University of North Georgia and a Master of Science degree in Industrial Management from Georgia Institute of Technology. Based on Mr. Elliott’s position as the chief executive officer of both the Company and Genesis, and his executive level experience in interactive learning devices and computer technology industries, our board of directors believes that Mr. Elliott has the appropriate set of skills to serve as a member of our board of directors.

Tiffany Kuo. Ms. Kuo has been a director of our Company since September 18, 2014. Ms. Kuo has been a General Management Consultant in Strategy and Operations for Deloitte Consulting, LLP in Houston, TX since August 2011. Ms. Kuo graduated from Rice University with a Bachelor of Science and Master of Science in Electrical Engineering in 2011 and is currently in the Sloan Master of Business Administration Program at The Massachusetts Institute of Technology. We believe that Ms. Kuo’s experience in business strategy and operations at Deloitte Consulting, LLP adds value and insight to our board of directors.

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

R. Wayne Jackson. Mr. Jackson has been a director of our company since June 2020. From July 2015 to December 2019, Mr. Jackson served as the Chief Financial Officer of Secureworks Corp. Before joining Secureworks Corp., from May 2003 until June 2015, Mr. Jackson was a partner at PricewaterhouseCoopers, LLP, an independent registered public accounting firm (“PwC”). At PwC, Mr. Jackson was the lead engagement partner for a number of the firm’s largest public company clients before leaving the firm in June 2015. In addition, he served as the global leader of PwC’s Entertainment and Media Group from June 2004 through June 2007. Mr. Jackson also served at PwC in a variety of roles between July 1979 and January 2000, including a partner in its Entertainment, Media and Communications group from 1991 through 1999. From January 2000 to October 2002, Mr. Jackson was Chief Financial Officer and Senior Vice President of Concert Communications Services (“Concert”), a global joint venture created by AT&T Inc. and British Telecommunications plc, two global telecommunications companies. In his role as Chief Financial Officer of Concert, Mr. Jackson was responsible for all finance, treasury, budget, planning and forecast functions for the company. Mr. Jackson is a certified public accountant, and his experiences as an experienced CFO and partner at PwC qualify him as a financial expert.

Charles Amos. Mr. Amos has been a director of our company since June 2020 and is a 30-year veteran of the education market and has served in a number of leadership and board positions over that time. Most recently Mr. Amos served as the CEO of GuideK12, a K-12 education focused data analytics company from June 2012 to February of 2020. GuideK12 was acquired by Forecast 5 in February of 2020. He has been CEO of The Amos Group since August of 2007. Prior to 2008, Mr. Amos served as the CEO and Chairman of Atomic Learning (now called Hoonuit), as well as serving in sales leadership positions at Apple and EdTech, LLC. Mr. Amos received a B.S. in Business with an emphasis on finance. Mr. Amos’ 30 years of experience in the US and international

K-12 market and his long track record as a successful entrepreneur makes him ideally suited to and valued as a member of our board of directors.

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

Director Independence

As of the date of this Annual Report, Dr. Rudy Crew and Messrs. Dale Strang, Charles P. Amos and R. Wayne Jackson are our independent directors. As a Nasdaq listed company, we believe that the foregoing directors satisfy the definition of “Independent Director” under Nasdaq Rule 5605(a)(2). In making this determination, our board of directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

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

Board Leadership Structure and Role in Risk Oversight

Mr. Pope holds the positions of Chief Executive Officer and Chairman of the Board of the Company. The Board believes that Mr. Pope’s services as Chief Executive Officer and Chairman of the Board is in the best interest of the Company and its shareholders. Mr. Pope possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing us in our business and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters relating to the business. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our shareholders, employees and customers.

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

Corporate Governance

Audit Committee

According to its charter, the Audit Committee is to consist of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements under Nasdaq rules, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). A copy of our Audit Committee Charter is located under the “Corporate Governance” tab on our website at www.boxlight.com. At present, the Audit Committee members consist of Mr. Jackson, Mr. Strang and Dr. Crew. All members of the Audit Committee are independent directors. The Audit Committee will assist the Board by overseeing the performance of the independent auditors and the quality and integrity of our internal accounting, auditing and financial reporting practices. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating the engagement of, the independent auditors, annually reviewing the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approving audit and non-audit services to be performed by the auditors and related fees. Our Board had previously determined Mr. Jackson meets the requirements of being an “audit committee financial expert,” as defined by the rules and regulations of the SEC, and, as a result, he serves as Chair of the Audit Committee.

Compensation Committee

The Compensation Committee members are Mr. Strang, Mr. Jackson and Dr. Crew, with Mr. Strang serving as Chair of the Compensation Committee. The Compensation Committee makes recommendations to the board concerning salaries and incentive compensation for our officers, including our principal executive officer, and employees and administers our stock option plans. A copy of our Compensation Committee Charter is located under the “Corporate Governance” tab on our website at www.boxlight.com.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee members are Mr. Amos, Dr. Crew and Mr. Strang, with Mr. Amos serving as Chair of the Corporate Governance and Nominating Committee. All members of the Corporate Governance and Nominating Committee are independent directors. The Corporate Governance and Nominating Committee assists the board in identifying qualified individuals to become board members, in determining the composition of the board and in monitoring the process to assess Board effectiveness. A copy of our Corporate Governance and Nominating Committee Charter is located under the “Corporate Governance” tab on our website at www.boxlight.com.

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

Director Qualifications

The Board of Directors is responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly skilled individuals with various qualities, attributes and professional experience. There are general requirements for service on the Board that are applicable to directors and there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Corporate Governance and Nominating Committee considers the qualifications of director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2021, except for the following:

Name	Late Reports	Transactions Covered	Number of Shares
Michael Ross Pope	Form 4	Common Stock	875,245
	Form 4	Common Stock	3,500
	Form 4	Common Stock	4,000
	Form 4	Common Stock	490,964
	Form 4	Common Stock	163,637
		Stock Options	494,069
Roger Wayne Jackson	Form 4	Conversion of RSUs into Common Stock	13,587
		Conversion of RSUs into Common Stock	13,587
	Form 4	Conversion of RSUs into Common Stock	13,587
	Form 4	Common Stock	18,440
		Conversion of RSUs into Common Stock	13,587
Charles P. Amos	Form 4	Conversion of RSUs into Common Stock	13,587
		Conversion of RSUs into Common Stock	13,587
	Form 4	Conversion of RSUs into Common Stock	13,587
	Form 4	Common Stock	18,440
		Conversion of RSUs into Common Stock	13,587
Mark Starkey	Form 4	Conversion of RSUs into Common Stock	12,500
		Common Stock	10,000
		Common Stock	10,000
	Form 4	Conversion of RSUs into Common Stock	12,500
	Form 4/A	Conversion of RSUs into Common Stock	12,500
		Common Stock	11,750
		Common Stock	10,000
		Common Stock	10,000
	Form 4/A	Conversion of RSUs into Common Stock	12,500
	Form 4/A	Common Stock	5,875
		Common Stock	20,000
	Form 4	Conversion of RSUs into Common Stock	12,500
		Common Stock	5,875
		Common Stock	27,000
	Form 4	Conversion of RSUs into Common Stock	12,500
		Common Stock	5,875
Rudolph F. Crew	Form 4	Common Stock	3,600
	Form 4	Common Stock	17,297
Dale Strang	Form 4	Common Stock	23,063
		Common Stock	20,000
		Common Stock	20,000
		Common Stock	5,000
		Stock Options	20,000
Tiffany Kuo	Form 4	Common Stock	23,063
Henry “Hank” Nance	Form 4	Common Stock	2,000

James Mark Elliott	Form 4	Common Stock	24,476
		Common Stock	100,000
		Common Stock	100,000
		Stock Options	100,000
Patrick Foley	Form 3	Common Stock	200,000
	Form 4	Common Stock	11,750
		Common Stock	5,875
		Common Stock	5,875
	Form 4	Common Stock	5,875
Shaun Marklew	Form 5	Common Stock	188,250
		Common Stock	5,875
		Common Stock	5,875
		Series B Preferred Stock	195,740
		Series C Preferred Stock	163,117
	Form 4	Common Stock	5,875

*All reference to RSUs refer to restricted stock units, which are periodically convertible into the Company’s Class A common stock upon achievement of certain vesting conditions. All references to Common Stock refer to the Company’s Class A common stock.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding the total compensation received by, or earned by, our Chief Executive Officer, our President, our Chief Operating Officer, our Chief Financial Officer and our Chief Information Officer (collectively, the “named executive officers”) during the years ended December 31, 2021 and 2020.

				Bonus		Stock	Option
Name & Principal Position		Year	Salary ($)	Award ($)		Awards ($)	Award ($)		Total ($)
Michael Pope, Chief Executive Officer	(1)	2021	300,000	300,000	(13)	—	2,468,191	(14)	3,068,178
		2020	274,111	300,000	(12)	—	400,601	(5)(6)(8)	974,712

James Mark Elliott, Former Chief Executive Officer (2)		2021	58,692	—		—	70,000	(15)	128,692
		2020	123,369	—		—	134,213	(6)(7)	257,852

Mark Starkey, President (3)		2021	280,351	188,962		—	—		469,313
		2020	71,233	32,942		—	332,000	(10)	436,175

Henry Nance, Chief Operating Officer		2021	379,022	—		—	—		379,022
		2020	200,850	180,000	(12)	—	324,143	(6)(8)	704,981

Patrick Foley, Chief Financial Officer	(4)	2021	274,203	120,249		—	—		394,452
		2020	62,027	—		—	332,000	(10)	394,027

Takesha Brown, Chief Financial Officer	(4)	2021	14,152	—		—	—		14,152
		2020	169,950	—		—	176,900	(9)	346,850

Shaun Marklew, Chief Technology Officer	(11)	2021	274,367	120,249		—	—		394,616
		2020	239,514	49,400		—	—		288,914

(1)	Mr. Pope was appointed to the position of Chief Executive Officer and Chairman on March 20, 2020. He has served as an executive officer since July 15, 2015 and a director since September 18, 2014.
(2)

Mr. Elliott served as our Chief Executive Officer until January 2020, at which time he stepped down to assume a part-time position with the Company while continuing his role as a director. He is now retired as an employee but continues to serve as a director.

(3)

Mr. Starkey was appointed as President of the Company in November 2020. Prior to that, Mr. Starkey had served as President of Sahara from February 2020 until November 2020 and Senior Director, EMEA and head of Sales Strategy for Western Europe at Dell and EMC from October 2015 through February 2020.

(4)

Mr. Foley was appointed as Chief Financial Officer in January 2021, replacing Ms. Brown, whose previously announced resignation was effective at the same time. Ms. Brown’s resignation was for personal reasons and not as the result of disagreements between Ms. Brown and the Company on any matter relating to the Company’s operations, policies or practices. Prior to his appointment as Chief Financial Officer, Mr. Foley served as Chief Financial Officer of Sahara from January 2020 until January 2021.

(5)	On March 20, 2020, the Company granted 186,484 restricted common shares. These shares vested over a one-year period and had an aggregated fair value of approximately $76,000.
(6)

On January 2, 2020, the Company granted 100,000 options with an exercise price of $1.15, a term of five years and vesting over a one-year period. The options had a fair value of approximately $88,000 on the date of grant that was calculated using the Black-Scholes option-pricing method.

(7)

On January 13, 2020, the Company granted 50,000 options with an exercise price of $1.20, a term of five years and vesting over a one-year period. The options had a fair value of approximately $46,000 on the date of grant that was calculated using the Black-Scholes option-pricing method.

(8)

On April 15, 2020, the Company granted 400,000 options with an exercise price of $0.70, a term of five years and vesting over a four-year period. The options had a fair value of approximately $236,000 on the date of grant that was calculated using the Black-Scholes option-pricing method.

(9)

On April 15, 2020, the Company granted 300,000 options with an exercise price of $0.70, a term of five years and vesting over a four-year period. The options had a fair value of approximately $177,000 on the date of grant that was calculated using the Black-Scholes option-pricing method.

(10)	On September 25, 2020, the Company granted 200,000 restricted stock units. These shares vested over a four-year period and had an aggregated fair value of approximately $332,000.
(11)

On January 2, 2019, the Company granted 100,000 options with an exercise price of $1.30, a term of five years and vesting over a one-year period. The options had a fair value of approximately $111,000 on the date of grant that was calculated using the Black-Scholes option-pricing method.

(12)	Bonus was earned in calendar year 2020 and paid in 2021.
(13)	2021 bonus has not yet been paid.

(14) On March 20, 2021, the Company granted 875,245 restricted stock units that vest over a one-year period and had an aggregate fair value of approximately $2,500,000.

(15)

On February 24, 2021, the Company granted Mr. Elliott, in his role as a member of the Board of Directors, was granted 24,476 shares of restricted common stock with an aggregate value of approximately $70,000.

Employment Agreements

We have entered into employment agreements with Messrs. Pope, Starkey, Foley, Nance and Marklew, the terms of which are set forth below. In addition, we had entered into employment agreements with Mr. Elliott and Ms. Brown, prior to their resignations in January 2020 and January 2021, respectively.

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

On March 20, 2020, the Company entered into an amended and restated employment agreement with Mr. Pope, pursuant to which Mr. Pope was appointed to the position of Chief Executive Officer, President and Chairman. Under the amended and restated employment agreement, Mr. Pope will receive a base salary of $300,000 per year, up to $600,000 in an annual performance bonus in the event he achieves certain performance goals as set by the Board of Directors, and 186,484 shares of Class A common stock of the Company, which shares will vest in equal installments over 12 months. On each anniversary of Mr. Pope’s employment, he will receive an additional equity grant equal to 1% of the outstanding common stock of the Company, on a fully diluted basis, that will vest over 12 months.

On February 14, 2022, with an effective date of January 1, 2022, the Company entered into a new employment (the “New Employment agreement”) agreement with Mr. Pope, extending the term of his employment with the Company. Under the terms of the

New Employment Agreement, Mr. Pope will receive based compensation of $400,000 per year, eligibility for an annual performance bonus of between $350,000 to $525,000 depending on the achievement of certain performance goals established by the board of directors, along with a grant of 163,637 Restricted Stock Units, valued at approximately $180,000, and $420,000 in the form of options to purchase Class A Common Stock, both of which are valued using the Black-Scholes Model with the Company’s customary inputs. Mr. Pope will also continue to be eligible to participate in customary fringe benefit plans and programs, as may be generally available to senior executives of the Company from time to time. The New Employment Agreement continues through December 31, 2024 (the “Initial Term”), which Initial Term may be renewed or extended by mutual agreement of the Company and Mr. Pope. The New Employment Agreement supersedes in its entirety the terms of the prior employment agreements between Mr. Pope and the Company dated November 30, 2017 and March 20, 2020.

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

James Mark Elliott

The Company entered into an amended and restated employment agreement with Mr. Elliott, dated January 13, 2020 pursuant to which Mr. Elliott shall receive a base salary of $120,000 per year and shall, upon evaluation of his performance by the Company’s CEO, be eligible for an annual cash bonus of $50,000. In addition to (and not in lieu of) the Base Salary, the Corporation shall grant to the Mr. Elliott stock options (vesting in equal monthly installments over a one-year period commencing on January 13, 2020 (the “Grant Date”), entitling the Mr. Elliott to purchase shares of Common Stock of the Corporation which shall represent Fifty Thousand (50,000) shares, pursuant to the Corporation’s 2014 Stock Incentive Plan (the “2014 Plan”). The exercise price for each of the stock option grants will be the closing market price on the grant date. Upon termination, the Employee has one year from the termination date to exercise any vested options.  Mr. Elliott resigned from his position in January 2020, at which time he stepped down to assume a part-time position with the company while continuing his role as director.

Mr. Elliott’s employment agreement also contained confidentiality and non-competition and non-solicitation covenants that continue during and for two years following the expiration of his employment agreement; provided, that such restrictive covenants expire immediately if we breach his employment agreement or, in nine months, if we elect to terminate him employment prior to the expiration of the term of the agreement for reasons other than for cause (as defined in the employment agreement).

Mark Starkey

Mr. Starkey is compensated pursuant to the terms of his employment agreement with Sahara, originally dated, as amended by a deed of variation, dated September 24, 2020 (the “Deed of Variation”), Mr. Starkey receives annual compensation of £200,000, a quarterly bonus of £12,500 if he meets 90% of a gross profit target and £25,000 if he achieves 100% of the gross profit target, as such gross profit target may be set by the Corporation’s board of directors or compensation committee, with a maximum annual bonus of up to £100,000. Mr. Starkey is entitled to 27 days of vacation, a company vehicle, and is required to provide the Corporation with 12 months’ advance notice prior to resignation.

Patrick Foley

Mr. Foley is compensated pursuant to the terms of his employment agreement with Sahara Presentation Systems, originally dated April 7, 2020 (the “Foley Employment Agreement”), as amended by a deed of variation, dated September 24, 2020 (the “Foley Deed of Variation”), Mr. Foley receives annual compensation of £175,000, a quarterly bonus of £6,250 if he meets 90% of a gross profit target and £12,500 if he achieves 100% of the gross profit target, as such gross profit target may be set by the corporation’s board of directors or compensation committee, with a maximum annual bonus of up to £50,000. Mr. Foley is entitled to 27 days of vacation, a yearly car allowance of £9,600, and is required to provide six months’ advance notice prior to resignation.

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

Takesha Brown

The Company entered into an employment agreement with Ms. Brown, dated as of March 19, 2018, pursuant to which Ms. Brown shall receive a base salary of $165,000 per year and shall, upon evaluation of her performance and at the discretion of the Company’s chief executive officer, be awarded a cash bonus in the amount of $12,500 on a quarterly basis commencing on the quarter ending June 30, 2018. In addition to (and not in lieu of) the base salary, the Company shall grant Ms. Brown employee stock options to purchase up to 35,000 shares of common stock (vesting in equal monthly installments over a one-year period, commencing on March 19, 2018), pursuant to the Corporation’s 2014 Stock Incentive Plan. On February 26, 2020, the Company entered into an amended and restated employment agreement with Ms. Brown pursuant to which she received a base salary of $170,000.

Ms. Brown’s agreement contained standard confidentiality, non-competition and non-solicitation covenants that continue during and for two years following the expiration of her employment agreement; provided, that such restrictive covenants expire immediately if we breach her employment agreement or, in nine months, if we elect to terminate her employment prior to the expiration of the term of the agreement for reasons other than for cause (as defined in the employment agreement). Ms. Brown tendered her resignation effective January 14, 2021, at which time Mr. Foley assumed his appointment as the Company’s Chief Financial Officer. Ms. Brown’s resignation was for personal reasons and not as the result of disagreements between Ms. Brown and the Company on any matter relating to the Company’s operations, policies or practices.

Shaun Marklew

Mr. Marklew, originally Chief Operating Officer of Sahara, is compensated pursuant to the terms of his employment agreement with Sahara. Under his employment agreement, dated January 1, 2019, as amended by a deed of variation, dated September 24, 2020.  Mr. Marklew receives annual compensation of £175,000, a quarterly bonus of £6,250 if he meets 90% of a gross profit target and £12,500 if he achieves 100% of the gross profit target, as such gross profit target may be set by the Company’s board of directors or compensation committee, with a maximum annual bonus of up to £50,000. Mr. Marklew is entitled to 27 days of vacation, a yearly car allowance of £9,600, and is required to provide the six months’ advance notice prior to resignation.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2021 All share amounts and exercise prices in the following table reflects stock splits after grant date.

	Option Awards						Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securiteis underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Michael Pope	January 2, 2018, January 2, 2019, January 2, 2020, April 15, 2020	466,667	233,333	-	$0.70 - $5.01	January 2, 2023, January 2, 2024, January 2, 2025, April 15, 2025	-	-	218,811	301,959
Patrick Foley		-	-	-			-	-	137,500	189,750
Takesha Brown	Febraury 14, 2018, March 19, 2018, April 4, 2019, April 15, 2020	134,375	-	-	$0.70 - $5.60	February 14, 2023, March 19, 2023, April 4, 2023, and April 15, 2025	-	-
Mark Starkey		-	-	-			-	-	137,500	189,750
Henry "Hank" Nance	November 30, 2017, December 31, 2017, January 2, 2018, January 2, 2019, January 2, 2020, April 15, 2020	710,687	233,333	-	$0.70 - $7.00	September 18, 2019, September 18, 2019, January 2, 2023, January 2, 2024, January 2, 2025, and April 15, 2025	-	-
Shaun Marklew				-			-	-	137,500	189,750

Director Compensation

We reimburse all members of our board of directors for their direct out of pocket expenses incurred in attending meetings of our board. This table summarizes the compensation paid to each of our non-executive directors and independent directors during the fiscal year ended December 31, 2021 who served in such capacity at any time during such fiscal year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total($)
Rudolph F. Crew	-	65,960.18	65,960.18
James Mark Elliott	-	65,960.18	65,960.18
Dale Strang	-	65,960.18	65,960.18
Tiffany Kuo	-	65,960.18	65,960.18
Charles P. Amos	-	52,738.40	52,738.40
R. Wayne Jackson	-	52,738.40	52,738.40

Director Compensation Arrangements

Rudolph F. Crew

Dr. Crew was granted 23,063 restricted stock units, which units automatically convert into an equal number of shares Class A Common Stock upon vesting, with vesting to occur in equal quarterly installments over a one year period commencing May 24, 2021.

James Mark Elliott

Mr. Elliott was granted 23,063 restricted stock units, which units automatically convert into an equal number of shares Class A Common Stock upon vesting, with vesting to occur in equal quarterly installments over a one year period commencing May 24, 2021.

Dale Strang

Mr. Strang was granted 23,063 restricted stock units, which units automatically convert into an equal number of shares Class A Common Stock upon vesting, with vesting to occur in equal quarterly installments over a one year period commencing May 24, 2021.

Tiffany Kuo

Ms. Kuo was granted 23,063 restricted stock units, which units automatically convert into an equal number of shares Class A Common Stock upon vesting, with vesting to occur in equal quarterly installments over a one year period commencing May 24, 2021.

Charles P. Amos

On June 30, 2020, Mr. Amos entered into a letter agreement with the Company pursuant to which he would annually receive $50,000 of the Company’s restricted stock units (“RSUs”), which will vest quarterly over a one-year period, pursuant to the company’s 2014 Equity Incentive Plan. On February 24, 2021, he was granted 18,440 RSUs which vest in substantially equal quarterly installments over on year.

R. Wayne Jackson

On June 30, 2020, Mr. Jackson entered into a letter agreement with the Company pursuant to which he would annually receive $50,000 of the Company’s RSUs, which will vest quarterly over a one-year period, pursuant to the company’s 2014 Equity Incentive Plan. On February 24, 2021, Mr. Jackson was granted 18,440 RSUs which vest in substantially equal quarterly installments over one year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2022, certain information with respect to the beneficial ownership of our Class A common stock, by each beneficial owner of more than 5% of the Company’s Class A common stock, each director and each named executive officer and all directors and executive officers of the Company as a group, except as qualified by the information set forth in the Footnotes to this table. As of March 31, 2022, 65,522,438 shares of our Class A common stock were issued and outstanding.

Unless otherwise indicated, the address for each of the selling shareholders named below is c/o Boxlight Corporation, 1045 Progress Circle, Lawrenceville, Georgia 30043.

	Number of
Name of Beneficial Stockholder	Shares Owned	% Owned **
Named Executive Officers
Michael Pope (1)	2,245,582	3.43%
Mark Starkey (2)	286,750	*
Henry F. Nance (3)	1,168,761	1.78
Patrick Foley (4)	264,750	*
Shaun Marklew (5)	264,750	*
Directors
James Mark Elliott (6)	764,457	1.17
Rudolph F. Crew (7)	186,620	*
Dale Strang (8)	362,453	*
Tiffany Kuo (9)	337,453	*
Charles P. Amos (10)	130,928	*
R. Wayne Jackson (11)	130,928	*
All Directors and Officers as a group	6,143,432	9.38%

Beneficial Owners of 5% or More of our Outstanding Common Stock	—

**	calculated based on 65,522,438 shares of Class A common stock outstanding as of March 31, 2022.
*	denotes less than 1%
(1)

Michael Pope is our Chief Executive Officer. His holdings include 505,392 shares of Class A Common Stock issuable upon exercise of stock options. His holdings include 9,248 RSUs that will vest and be converted into 9,248 shares of Class A Common Stock within 60 days as well as 841,020 shares which remain subject to certain vesting conditions and assume continuous employment of Mr. Pope.

(2)

Mark Starkey is our President. His holdings include 6,250 RSUs that will vest and be converted into 6,250 shares of Class A Common Stock within 60 days, as well as 218,750 RSUs which remain subject to vesting conditions and assume continuous employment of Mr. Starkey.

(3)

Henry F. Nance is our Chief Operating Officer. His holdings include 122,741 shares of Class A Common Stock and 652,354 Class A Common Stock issuable upon exercise of a stock option. Includes 591,666 shares which remain subject to vesting conditions and assume continuous employment of Mr. Nance.

(4)

Patrick Foley is our Chief Financial Officer. His holdings include 6,250 shares of Class A Common Stock, and restricted stock units that will vest and be converted into 6250 shares of Class A Common Stock within 60 days, as well as 218,750 shares which remain subject to certain vesting conditions and assume continuous employment of Mr. Foley.

(5)

Shaun Marklew is our Chief Technology Officer. His holdings include 6,250 shares of Class A Common Stock, and restricted stock units that will vest and be converted into 6,250 shares of Class A Common Stock within 60 days, as well as 218,750 shares which remain subject to certain vesting conditions and assume continuous employment of Mr. Marklew.

(6)

James Mark Elliott is a Director and our former Chief Executive Officer. His holdings include 124,476 shares of Class A Common Stock and restricted stock units that will vest and be converted into 9,690 shares of Class A Common Stock within 60 days and 577,675 shares of Class A Common Stock issuable upon exercise of a fully vested stock options.

(7)

Rudolph F. Crew is a Director on our Board of Directors. His holdings include 23,063 shares of Class A Common Stock, 63,751 shares of Class A Common Stock issuable upon exercise of stock options, and restricted stock units that will vest and be converted into 9,690 shares of Class A Common Stock within 60 days, as well as 90,116 shares which remain subject to certain vesting conditions.

(8)

Dale Strang is a Director on our Board of Directors. His holdings include Includes 177,084 Class A Common Stock issuable upon exercise of a stock option, and restricted stock units that will vest and be converted into 9,690 shares of Class A Common Stock within 60 days, as well as 152,616 shares which remain subject to certain vesting conditions.

(9)

Tiffany Kuo is a Director on our Board of Directors. Her holdings include 106,250 Class A Common Stock issuable upon exercise of stock options, and restricted stock units of which will vest and be converted into 9,690 shares of Class A Common Stock within 60 days, as well as 152,616 shares which remain subject to vesting conditions.

(10)

Charles P. Amos is a Director on our Board of Directors. His holdings include 72,788 shares of Class A Common Stock, and restricted stock units that will vest and be converted into 9,960 shares of Class A Common Stock within 60 days, subject to certain vesting conditions, as well as 48,450 shares which remain subject to certain vesting conditions.

(11) R. Wayne Jackson is a Director on our Board of Directors. His holdings include 72,788 shares of Class A Common Stock, and restricted stock units that will vest and be converted into 9,690 shares of Class A Common Stock within 60 days, subject to certain vesting conditions, as well as 48,450 shares which remain subject to certain vesting conditions.

The following table provides information as of December 31, 2021 with respect to shares of the Company’s Class A common stock that may be issued under the Company’s equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available
			for future issuance
	Number of Securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
Plan Category	warrants and rights	warrants and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by the security holders (1)	6,467,041	2.02	3,249,084
Equity compensation plans not approved by security holders	1,674,313	1.66	—
Total	8,141,354		3,249,084

(1)	Includes 6,390,438 shares available for issuance under the Company’s 2014 Equity Incentive Plan and 5,000,000 shares available for issuance under the Company’s 2020 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On January 31, 2018, the Company entered into a management agreement (the “Management Agreement”) with an entity owned and controlled by our Chief Executive Officer, Michael Pope. The Management Agreement is separate and apart from Mr. Pope’s employment agreement. Under the Management Agreement, which will become effective as of the first day of the same month that Mr. Pope’s employment with the Company terminates and has a term of 13 months, Mr. Pope will provide consulting services to the Company including sourcing and analyzing strategic acquisitions, assisting with financing activities, and other services. As consideration for the services provided, the Company will pay a management fee equal to 0.375% of the consolidated net revenues of the Company, payable in monthly installments, not to exceed $250,000 in any calendar year. At his option, Mr. Pope may defer payment until the end of each year and receive payment in the form of shares of Class A Common Stock of the Company.

On June 21, 2018, the Company issued a warrant to purchase 270,000 Class A Common Stock to an entity wholly owned by Mr. Pope. The warrant has an exercise price is $0.42 per share.  On June 3, 2021, August 19, 2021 and December 29, 2021, Mr. Pope exercised warrants to purchase 30,000, 75,000 and 195,000 shares of common stock, respectively, constituting full exercise of the warrant.

Policies and Procedures for Related Party Transactions

Our Audit Committee Charter provides that our Audit Committee will be responsible for reviewing and approving in advance any related party transaction. Transactions requiring such pre-approval will include, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2021 and 2020, respectively, rendered by Dixon Hughes Goodman LLP. The independent registered public accounting firm is Dixon Hughes Goodman LLP (PCAOB Firm ID No. 57) located in Atlanta, Georgia.

	Fiscal year ended December 31,
	2021	2020
Audit fees [1]	$635,750	$458,800
Audit-related fees [2]	149,684	200,811
Tax fees [3]	147,940	—
Total fees	$933,374	$659,611
1.

Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-K and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

2.

Audit-related fees consist primarily of fees for assurance and related services by the accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

3.	Tax fees include the preparation of federal tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings, and developments.

Audit Committee Pre-Approval Policies

The Audit Committee is tasked with pre-approving any non-audit services proposed to be provided to the Company by the independent auditors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit
3.1	Eleventh Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-204811) filed on December 15, 2016).

3.2	Amended and Restated Bylaws adopted June 24, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 24, 2021).

4.1	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-1 (Reg. No. 377-00845) filed on June 9, 2015).

4.2

Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (Reg. No 333-204811) filed on December 28, 2015.

4.3

Operating Agreement of EOSEDU, LLC, dated September 17, 2018, by and between the Boxlight Corporation and EOSEDU, LLC dated September 17, 2018 (incorporated by reference to Exhibit 4.8 to Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-226068) filed on September 24, 2018).

4.4	Form of Certificate of Designations for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 25, 2020).
4.5	Form of Certificate of Designations for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed September 25, 2020).
4.6

Form of Amended and Restated Certificate of Designations for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2020).

4.7

Form of Amended and Restated Certificate of Designations for the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2020).

4.8	Form of Warrant, dated December 31, 2021, issued to Whitehawk Finance LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8- K filed January 5, 2022).

4.9	Description of Securities.

10.1	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (Reg. No.333-2048111) filed on June 9, 2015).

10.2

Trademark Assignment dated May 27, 2016, between Herbert Myers, Boxlight Corporation and Boxlight Inc. (incorporated by reference to Exhibit 10.6 in the Registration Statement on Form S-1 (Reg. No. 33-204811 filed on May 13, 2016).

10.3

Share Purchase Agreement, dated as of May 10,2016 by and among Boxlight Holdings, Inc., Boxlight Corporation, Boxlight, Inc., Boxlight Latinoamerica, S.A. DE C.V. Boxlight Latinoamerica, Servicios S.A. DE C.V. Everest Display Inc. and Guang Feng International Ltd. (incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on May 13, 2016.

10.4

Employment Agreement, dated November 30, 2017, by and between Boxlight Corporation and James Mark Elliott (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed April 2, 2018).

10.5	Employment Agreement, dated November 30, 2017, by and between Boxlight Corporation and Michael Pope (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed April 2, 2018).

10.6	Employment Agreement, dated November 30, 2017 by and between Boxlight Corporation and Sheri Lofgren (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed April 2, 2018).

10.7	Employment Agreement, dated November 30, 2017 by and between Boxlight Corporation and Henry Nance (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed April 2, 2018).

10.8

$2,000,000 Convertible Promissory Note of Boxlight Corporation to Mim Holdings, dated as of April 1, 2016 (Incorporated by reference to Exhibit 10.14 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on May 13, 2016).

10.9

Agreement, dated December 2015 by and between Loeb & Loeb LLP and Boxlight Corporation (incorporated by reference to Exhibit 10.38 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on December 28, 2015).

10.10

Amendment No. 2 to Membership Interest Purchase Agreement, effective June 30, 2016 among Skyview Capital, LLC, Mimio LLC, MIM Holdings, LLC and Boxlight Corporation (incorporated by reference to Exhibit 10.30 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on December 15, 2016).

10.11

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

10.13

Form of Loan and Security Agreement with Hitachi Capital America Corp (incorporated by reference to Exhibit 10.33 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on August 12, 2016).

10.14

Loan and Security Agreement, dated September 28, 2016, between Boxlight Inc., Crestmark Bank and Mimio LLC (incorporated by reference to Exhibit 10.35 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on January 12, 2017).

10.15

Amendment 1 to Share Purchase Agreement and Option Agreement, dated May 10, 2016 by and Among Everest Display, Inc., GuangFeng International, Ltd., Boxlight Holdings, Boxlight Corporation, Boxlight Inc., Boxlight Latinoamerica S.A. and Boxlight Latinoamerica Servicios, S.A. DE C.V. (incorporated by reference to Exhibit 10.36 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on October 28, 2016).

10.16

Subscription Agreement between K Laser International Co., Ltd. And Boxlight Corporation for $1,000,000 equity investment at $5.60 per share (incorporated by reference to Exhibit 10.37 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on October 28, 2016).

10.17

$2,000,000 Convertible Promissory Note, dated September 29,2016 between Boxlight Corporation and Everest Display, Inc. (incorporated by reference to Exhibit 10.38 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on October 28, 2016).

10.18	Notice of Default dated December 28, 2015 – Skyview Capital (incorporated by reference to Exhibit 10.39 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on January 12, 2017).
10.19

Account Sale and Purchase Agreement, dated September 5, 2017 between Sallyport Commercial Finance LLC and Boxlight Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 11, 2017).

10.20	Employment Agreement, dated March 19, 2018 by and between Boxlight Corporation and Takesha Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2018).

10.21

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

10.23

Membership Interest Purchase agreement, dated as of September 17, 2018, by and among the Boxlight Corporation, Daniel Leis, Aleksandra Leis and EOSEDU, LLC (incorporated by reference to Exhibit 10.24 in Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-226068) filed on September 24, 2018).

10.24

Employment agreement, dated September 1, 2018, by and between Boxlight Corporation and Aleksandra Leis (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-1(Reg. No. 333-226068) filed on September 24, 2018).

10.25

Employment agreement, dated September 1, 2018, by and between Boxlight Corporation and Daniel Leis (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form S-1(Reg. No. 333-226068) filed on September 24, 2018.

10.26

Asset Purchase Agreement, dated March 12, 2019, between Boxlight Corporation, Boxlight Inc., Modern Robotics and Stephen Fuller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2019).

10.27

Securities Purchase Agreement dated March 22, 2019 between Boxlight Corporation and Lind Global Macro Fund L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 25, 2019).

10.28	Form of $4,400,000 Secured Convertible Promissory Note dated March 22, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 25, 2019).

10.29	Security Agreement, dated March 22, 2019, between Boxlight Corporation and Lind Global Macro Fund LP (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed March 25, 2019).

10.30

Intercreditor Agreement, dated March 22, 2019, between Boxlight Corporation, and Sallyport Commercial Finance LLC and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed March 25, 2019).

10.31

Securities Purchase Agreement, dated as of December 13, 2019, between Boxlight Corporation and Lind Global Macro Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 17, 2019).

10.32

Secured Convertible Note, Dated December 13, 2019, issued by Boxlight Corporation to Lind Global Macro Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 17, 2019).

10.33

Amended and Restated Security Agreement dated as of December 13, 2019, between Boxlight Corporation, Sallyport Commercial Finance, LLC. And Lind Global Macro Fund, LP (filed as Exhibit 10.3 to the Current Report on Form 8-K filed December 17, 2019).

10.34

Amended and Restated Intercreditor Agreement, dated as of December 13, 2019, between Boxlight Corporation, Sallyport Commercial Finance, LLC and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed December 17, 2019).

10.35

Amended and Restated Employment Agreement, dated January 13, 2020, between Boxlight Corporation and James Mark Elliott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 14, 2020).

10.36	Employment letter, dated January 13, 2020, between Boxlight Corporation and Harold Bevis (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 14, 2020).

10.37

Asset Purchase Agreement dated February 3, 2020, between Boxlight Corporation, Boxlight Inc., MyStemKit, Inc. and STEM Education Holdings, Pty. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2020).

10.38

Securities Purchase Agreement dated February 4, 2020 between Boxlight Corporation and Lind Global Macro Fund, LP. (Incorporated by reference to Exhibit 10.2 to the Current Report 8-Kfiled February 7, 2020).

10.39	Secured Convertible Note, dated February 4, 2020, (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 7, 2020).

10.40

Second Amended and Restated Security Agreement, dated February 4, 2020, between Boxlight Corporation and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 7, 2020).

10.41

Second Amended and Restated Intercreditor Agreement, dated February 4, 2020, between Boxlight Corporation, Sallyport Commercial Finance, LLC and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 7, 2020).

10.42

Third Restated Convertible Promissory Note, dated February 4, 2020, issued by Boxlight Corporation to Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 7, 2020).

10.43

Second Restated Convertible Promissory Note, dated February 4, 2020, issued by Boxlight Corporation issued by Boxlight Corporation to Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed February 7, 2020).

10.44	Employment Agreement, dated February 21, 2020, between Boxlight Corporation and Takesha Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 26, 2020).

10.45

Agreement, dated March 3, 2020, between Boxlight Corporation, Everest Display, Inc and AMAGIC Holographics, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 13, 2020).

10.46	Employment Agreement, dated March 20, 2020, between Boxlight Corporation and Michael Pope (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 23, 2020).

10.47

Amended and Restated Employment Agreement, dated April 1, 2020, between Boxlight Corporation and Daniel Leis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 10, 2020).

10.48

Letter Agreement, dated April 17, 2020, between Boxlight Corporation, Boxlight Inc. and MyStemKits, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 22, 2020).

10.49	Letter Agreement, dated April 17, 2020, between Boxlight Corporation and Stemify Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 22, 2020).

10.50

Agreement, dated June 11, 2020, between Boxlight Corporation, Everest Display, Inc. and Amagic Holographics, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 24, 2020).

10.51	Letter Agreement, dated June 30, 2020, between Boxlight Corporation and R. Wayne Jackson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 7, 2020).

10.52	Letter Agreement, dated June 30, 2020, between Boxlight Corporation and Charles P. Amos (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 7, 2020).

10.53

Securities Purchase Agreement, dated September 21, 2020, between Boxlight Corporation and Lind Global Asset Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on For 8-K filed September 22, 2020).

10.54	Form of Convertible Secured Note issued to Lind Global Asset Management (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 22, 2020).

10.55

Third Amended and Restated Security Agreement, dated September 21, 2020, between Boxlight Corporation and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 22, 2020).

10.56

Third Amended and Restated Intercreditor Agreement, dated September 21, 2020, between Boxlight Corporation, Sallyport Commercial Finance, LLC, Lind Global Macro Fund, LP and Lind Global Asset Management, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed September 22, 2020).

10.57

Patent Purchase Agreement, dated September 23, 2020, between Boxlight Corporation and Circle Technology Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 24, 2020).

10.58

Securities Purchase Agreement, dated September 24, 2020, between Boxlight Corporation and the Sellers of Sahara Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 25, 2020).

10.59	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 25, 2020).

10.60

Form of Accounts Receivable Agreement, effective September 30, 2020, between Boxlight Inc,, EOSEDU LLC and Sallyport Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 9, 2020).

10.61

Form of Blocked Account Agreement between Boxlight Inc., EOSEDU LLC and Sallyport Commercial Finance LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 9, 2020).

10.62

Employment Agreement, dated November 1, 2019, between Sahara Presentation Systems PLC and Mark Starkey (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 19, 2020).

10.63

Deed of Variation, dated September 24, 2020, between Sahara Presentation Systems PLC and Mark Starkey (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 19, 2020).

10.64

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

10.66

Employment Agreement, dated January 1, 2019, between Sahara Presentation Systems PLC and Shaun Marklew (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed November 30, 2020).

10.67

Deed of variation, dated September 24, 2020, between Sahara Presentation Systems PLC and Shaun Marklew (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 30, 2020).

10.68

Agreement, dated January 29, 2021, between Boxlight Corporation, Everest Display, Inc. and Amagic Holographics, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 1, 2021).

10.69

Preferred Stock Redemption and Conversion Agreement dated March 24, 2021, by and between Boxlight Corporation and the Preferred Stockholders (incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K filed March 31, 2021).

10.70

Share Purchase Agreement, dated March 19, 2021, between Sahara Holdings Ltd., Clevertouch BV and Karel Callens (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 13, 2021).

10.71

Amendment to Preferred Stock Redemption Agreement, dated June 14, 2021, between Boxlight Corporation and the Preferred Stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2021).

10.72

Amendment to Accounts Receivable Agreement, dated July 20, 2021, between Boxlight Inc. and Sallyport Commercial Finance LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 21, 2021).

10.73

Amendment to Accounts Receivable Agreement, dated August 6, 2021, between Boxlight Inc. and Sallyport Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2021).

10.74	Boxlight Corporation 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on October 14, 2021).

10.75

Fourth Amended and Restated Intercreditor Agreement dated August 23, 2021, between Boxlight Corporation, Sallyport Commercial Finance, LLC, Lind Global Macro Fund, LP and Lind Global Asset Management, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 27, 2021).

10.76

Employment Agreement dated September 15, 2021 between Boxlight Corporation and Aleksandra Leis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 20, 2021).

10.77

Membership Interest Purchase Agreement dated October 29, 2021, between Boxlight Corporation, Boxlight Inc., FrontRow Calypso LLC, Phonic Ear Inc. and Calypso Systems LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 1, 2021).

10.78

Credit Agreement dated December 31, 2021, between Boxlight Corporation, its subsidiaries, Whitehawk Finance LLC., and White Hawk Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 5, 2022).

10.79	Employment Agreement dated February 14, 2022, between Boxlight Corporation and Michael Pope (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 18, 2022).

10.80	Notice of Default and Reservation of Rights dated March 29, 2022, from Whitehawk Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 4, 2022).

10.81

Amendment to Credit Agreement, dated April 4, 2022, between Boxlight Corporation, its subsidiaries, Whitehawk Finance LLC and White Hawk Capital Partners, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 4, 2022).

10.82

Amended and Restated Fee Letter, dated April 4, 2022, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed April 4, 2022).

21	Subsidiaries*

23.1	Consent of Dixon Hughes Goodman LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*filed herewith.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXLIGHT, CORPORATION
(Registrant)

By:	/s/ MICHAEL POPE
Michael R. Pope
Chairman of the Board and
Chief Executive Officer
Principal Executive Officer

Date: April 13, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Pope	Chairman of the Board, and	April 13, 2022
Michael R. Pope	Chief Executive Officer
(principal executive officer)

/s/ Patrick N. Foley	Chief Financial Officer	April 13 2022
Patrick N. Foley	(principal financial and accounting officer)

/s/ Rudolph F. Crew	Director	April 13, 2022
Rudolph F. Crew

/s/ Roger W. Jackson	Director	April 13, 2022
Roger W. Jackson

/s/ Tiffany Kuo	Director	April 13, 2022
Tiffany Kuo

/s/ Charles P. Amos	Director	April 13, 2022
Charles P. Amos

/s/ Dale W. Strang	Director	April 13, 2022
Dale W. Strang

/s/ Mark Elliott	Director	April 13, 2022
Mark Elliott