Form 10-Q
period 2022-03-31
Boxlight Corp
filed 2022-05-16
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

2750 Premiere Parkway, Suite 900

Duluth, Georgia 30097

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

The number of shares outstanding of the registrant’s common stock on May 13, 2022 was 65,719,809.

BOXLIGHT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boxlight Corporation

Consolidated Condensed Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2022 and 2021

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues, net	$50,603	$33,424
Cost of revenues	37,987	24,872
Gross profit	12,616	8,552

Operating expense:
General and administrative expenses	15,457	10,112
Research and development	613	474
Total operating expense	16,070	10,586

Loss from operations	(3,454)	(2,034)

Other income (expense):
Interest expense, net	(2,317)	(1,018)
Other income (expense), net	(15)	15
(Gain) loss on settlement of liabilities, net	854	(1,846)
Changes in fair value of derivative liabilities	(10)	(265)
Total other income (expense)	(1,488)	(3,114)

Loss before income taxes	$(4,942)	$(5,148)
Income tax benefit (expense)	86	(21)
Net loss	$(4,856)	$(5,169)
Fixed dividends - Series B Preferred	(317)	(317)
Net loss attributable to common stockholders	(5,173)	(5,486)

Comprehensive loss:
Net loss	$(4,856)	$(5,169)
Other comprehensive loss:
Foreign currency translation adjustment	(1,772)	(261)
Total comprehensive loss	$(6,628)	$(5,430)

Net loss per common share – basic and diluted	$(0.07)	$(0.09)

Weighted average number of common shares outstanding – basic and diluted	65,428	55,150

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Balance Sheets

As of March 31, 2022 and December 31, 2021

(Unaudited)

(in thousands)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$11,265	$17,938
Accounts receivable – trade, net of allowances	30,033	29,573
Inventories, net of reserves	49,094	51,591
Prepaid expenses and other current assets	7,913	9,444
Total current assets	98,305	108,546

Property and equipment, net of accumulated depreciation	1,447	1,073
Operating lease right of use asset	5,198	—
Intangible assets, net of accumulated amortization	62,075	65,532
Goodwill	25,783	26,037
Other assets	308	248
Total assets	$193,116	$201,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$26,131	$33,638
Short-term debt	9,063	9,804
Operating lease liabilities, current	2,003	—
Deferred revenues, current	7,793	7,575
Derivative liabilities	3,073	3,064
Other short-term liabilities	642	667
Total current liabilities	48,705	54,748

Deferred revenues, non-current	14,547	13,952
Long-term debt	41,962	42,137
Deferred tax liabilities, net	8,313	8,449
Operating lease liabilities, non-current	3,230	—
Other long-term liabilities	334	340
Total liabilities	117,091	119,626

Commitments and contingencies (Note 15)
Mezzanine equity:
Preferred Series B, 1,586,620 shares issued and outstanding	16,146	16,146
Preferred Series C, 1,320,850 shares issued and outstanding	12,363	12,363
Total mezzanine equity	28,509	28,509

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 167,972 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 65,522,438 and 63,821,901 Class A shares issued and outstanding, respectively	7	6
Additional paid-in capital	111,715	110,867
Accumulated deficit	(66,162)	(61,300)
Accumulated other comprehensive income	1,956	3,728
Total stockholders’ equity	47,516	53,301

Total liabilities and stockholders’ equity	$193,116	$201,436

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2022 and 2021

(unaudited)

(in thousands)

						Accumulated
	Series A		Class A		Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance as of December 31, 2021	167,972	$—	63,821,901	$6	$110,867	$3,728	$(61,300)	$53,301

Shares issued for:

Stock options exercised	—	—	53,250	—	25	—	—	25

Debt issuance costs	—	—	528,169	—	—	—	—	—

Conversion of Restricted Shares	—	—	1,119,118	1	(1)	—	—	—

Stock compensation	—	—	—	—	1,135	—	—	1,135

Foreign currency translation	—	—	—	—	6	(1,772)	(6)	(1,772)

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	(4,856)	(4,856)

Balance as of March 31, 2022	167,972	—	65,522,438	$7	$111,715	$1,956	$(66,162)	$47,516

Balance as of December 31, 2020	167,972	$—	53,343,518	$6	$86,768	$5,192	$(47,498)	$44,467

Shares issued for:

Conversion of debt obligations	—	—	2,250,663	—	7,660	—	—	7,660

Conversion of accounts payable liabilities	—	—	793,375	—	—	—	—	—

Conversion of Restricted Shares	—	—	58,818	—	—	—	—	—

Stock options exercised	—	—	319,434	—	246	—	—	246

Warrants exercised	—	—	20,749	—	51	—	—	51

Stock compensation	—	—	—	—	677	—	—	677

Foreign currency translation	—	—	—	—	—	(261)	—	(261)

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net income	—	—	—	—	—	—	(5,169)	(5,169)

Balance as of March 31, 2021	167,972	$—	56,786,557	$6	$95,085	$4,931	$(52,667)	$47,354

See accompanying notes to unaudited consolidated condensed financial statements.

Boxlight Corporation

Consolidated Condensed Statements of Cash Flows

For the three months ended March 31, 2022 and 2021

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(4,856)	$(5,169)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount and issuance cost	36	544
Change in debt issuance cost	509	—
Bad debt expense (recovery)	9	(66)
Loss on settlement of liabilities	—	1,846
Changes in deferred tax assets and liabilities	(377)	(497)
Change in allowance for sales returns and volume rebate	(178)	150
Change in inventory reserve	77	(74)
Forgiveness of PPP debt	(835)	—
Change in fair value of derivative liability	10	265
Shares issued for interest payment on notes payable	—	204
Stock compensation expense	1,135	677
Depreciation and amortization	2,321	1,754
Changes in operating assets and liabilities:
Accounts receivable – trade	(796)	(1,255)
Inventories	1,490	(1,527)
Prepaid expenses and other current assets	1,558	800
Other assets	(185)	(30)
Operating lease liability and right of use asset	32	—
Accounts payable and accrued expenses	(6,910)	(533)
Other short-term liabilities	304	3
Warranty liability	(6)	(80)
Accounts payable and accrued expenses - related parties	—	16
Deferred revenues	1,236	1,411
Other liabilities	3	4
Net cash used in operating activities	(5,423)	(1,557)

Cash flows from investing activities:
Business acquisitions (net of cash acquired)	—	(148)
Purchases of furniture and fixtures, net	(526)	(46)
Net cash used in investing activities	(526)	(194)

Cash flows from financing activities:
Proceeds from short-term debt	—	8,343
Principal payments on short-term debt	(625)	(9,374)
Payments of fixed dividends to Series B Preferred stockholders	(317)	(13)
Proceeds from the exercise of options and warrants	30	297
Net cash used by financing activities	(912)	(747)

Effect of foreign currency exchange rates	188	(960)

Net decrease in cash and cash equivalents	(6,673)	(3,458)

Cash and cash equivalents, beginning of the period	17,938	13,460

Cash and cash equivalents, end of the period	$11,265	$10,002

Supplemental cash flow disclosures:

Cash paid for income taxes	$150	$179
Cash paid for interest	$1,718	$769

Non-cash investing and financing transactions:
Shares issued to settle accounts payable	$—	$1,627
Shares issued to convert notes payable – Lind Global	$—	$6,033
Shares issued for acquisition	$—	$1,493
Declared but unpaid fixed dividends on Series B Preferred Stock	$—	$317

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

The accompanying unaudited consolidated condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim unaudited consolidated condensed financial information and interim financial reporting guidelines and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete consolidated condensed financial statements. The unaudited consolidated condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2021 and notes thereto contained in the Company’s Annual Report on Form 10-K. Certain information and note disclosures normally included in consolidated financial statements have been condensed. The December 31, 2021 balance sheet included herein was derived from the audited consolidated financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for 2021 contained in the Annual Report on Form 10-K, filed with the SEC on April 13, 2022, describes the significant accounting policies that the Company used in preparing our consolidated condensed financial statements. On an ongoing basis, the Company evaluates our estimates, including, but not limited to, those related to revenue/reserves and allowances. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2022
Derivative liabilities - warrant instruments	$—	$—	$3,073	$3,073

	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2021
Derivative liabilities - warrant instruments	$—	$—	$3,064	$3,064

The following table shows the change in the Company’s warrant instruments roll-forward for the three months ended March 31, 2022:

Amount
(in thousands)
Balance, December 31, 2021	$3,064
Change in fair value of derivative liabilities	9
Balance, March 31, 2022	$3,073

INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. The dilutive effect of options to purchase common stock, restricted stock units subject to vesting and other share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted calculation for the entire period being presented.

Since the Company was in a loss position for the periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. For the three months ended March 31, 2022, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 7.7 million shares from options to purchase common shares and unvested restricted shares as well as 3.4 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities from the assumed conversion of Series B and Series C convertible preferred stock (Note 12) into Class A common stock are excluded from the denominator because they would be anti-dilutive. For the three months ended March 31, 2021, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 7.7 million shares from options to purchase common shares and unvested restricted shares as well as 340,000 shares issuable upon exercise of warrants. Additionally, potentially dilutive securities from the assumed conversion of Series B and Series C convertible preferred stock (Note 12) into Class A common stock are excluded from the denominator because they would be anti-dilutive.

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

The Company’s installation, training, and professional development services are generally sold separately from the Company’s products. Control of these services is transferred to our customers over time with hours/time incurred in providing the service being the best depiction of the transfer of services since the customer is receiving the benefit of the services as the work is performed.

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

The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company has no material contract assets on March 31, 2022 or December 31, 2021. During the three months ended March 31, 2022 and March 31, 2021, the Company recognized $1.9 million and $1.6 million, respectively of revenue that was included in the deferred revenue balance as of December 31, 2021 and December 31, 2020, respectively.

Variable Consideration

The Company’s otherwise fixed consideration in its customer contracts may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly for “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering or otherwise determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method based on historical experience and are measured at each reporting date. There was no material revenue recognized in the first quarter of 2022 related to changes in estimated variable consideration that existed at December 31, 2021.

Remaining Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of March 31, 2022 and December 31, 2021, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $22.3 million and $21.5 million, respectively. The Company expects to recognize revenue on 35% of the remaining performance obligations during the next twelve months, 26% in 2023, 34% in 2024 and 2025, with the remaining 5% recognized thereafter.

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

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)	(in thousands)
Product Revenues:
Hardware	$47,294	$30,761
Software	1,519	867
Service Revenues:
Professional Services	355	270
Maintenance and Subscription Services	1,435	1,526
	$50,603	$33,424

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

Certain sales commissions incurred by the Company are determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would be recognized over a period that is one year or less, the Company has elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Total deferred commissions, net of accumulated amortization, was $322 thousand on March 31, 2022.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Leases

Accounting Standards Update ("ASU") No. 2016-02 "Leases” (Topic 842), as amended, requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company elected the modified retrospective approach which we applied on January 1, 2022, and therefore have not restated comparative periods. The Company elected certain relief options offered in ASU 2016-02 including the package of practical expedients, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less).The Company also elected the practical expedient to not separate lease and non-lease components, which allows it to account for lease and non-lease components as a single component. Finally, the Company elected the hindsight practical expedient to determine the lease term for existing leases.

Our operating leases relate primarily to office space. As a result of the adoption of ASU 2016-02, the Company recognized an operating lease right-of-use ("ROU") asset of $3.8 million and a current operating lease liability of approximately $1.6 million and a long-term operating lease liability of approximately $2.3 million as of January 1, 2022, with no impact on our Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows. The ROU asset and operating lease liabilities are recorded as separate line items in the Consolidated Condensed Balance Sheets.

SUBSEQUENT EVENTS

We reviewed all material events through the date on which these consolidated condensed financial statements were issued for subsequent event disclosure consideration as described in Note 17.

ACCOUNTING STANDARDS PENDING ADOPTION

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

NOTE 2 – RECENT BUSINESS ACQUISITIONS

FrontRow Calypso LLC

On December 31, 2021, the Company, and its wholly owned subsidiary, Boxlight, Inc., consummated the acquisition of 100% of the membership interests of FrontRow Calypso LLC, a Delaware limited liability company (“FrontRow”). FrontRow was acquired in exchange for payment of $34.7 million to Phonic Ear Inc. and Calypso Systems LLC, the equity holders of FrontRow (the “Equityholders”). The acquisition occurred pursuant to the terms of a membership interest purchase agreement, dated October 29, 2021 (the “Purchase Agreement”), between the Company, Boxlight, FrontRow and the Equityholders, which Purchase Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 29, 2021.

Based in Petaluma, California, FrontRow makes technology that improves communication in learning environments, including developing network-based solutions for intercom, paging, bells, mass notification, classroom sound, lesson sharing, AV control and management. FrontRow also has offices in Toronto, Copenhagen, Brisbane, Hamilton (UK) and Shenzhen.

In order to finance the acquisition of FrontRow, the Company and substantially all of its direct and indirect subsidiaries, including Boxlight and FrontRow as guarantors, entered into a maximum $68.5 million term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral agent. Under the terms of the Credit Agreement, the Company received an initial term loan of $58.5 million on December 31, 2021 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10 million that may be provided for additional working capital purposes under certain conditions.

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

The Company has early adopted ASU 2021-08, and therefore, the acquired contract liabilities of FrontRow have been recognized and measured in accordance with Topic 606 as follows.

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

The following table summarizes the estimated acquisition date fair values of the net assets acquired and liabilities assumed, and the estimate of the fair value of consideration paid:

(in thousands)
Assets acquired:
Cash	$1,647
Accounts receivable	1,045
Inventories	191
Property and equipment	37
Total assets acquired	2,920

Accounts payable and accrued expenses	(821)
Deferred tax liability	(230)
Total liabilities assumed	(1,051)

Net tangible assets acquired	1,869

Identifiable intangible assets:
Tradename	220
Customer relationships	745
Total intangible assets subject to amortization	965

Goodwill	439

Total net assets acquired	$3,273

Consideration paid:
Cash	$1,795
Deferred cash consideration	1,075
Common shares issued	403

Total consideration paid	$3,273

NOTE 3 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	2022	2021

Accounts receivable – trade	$31,507	$31,053
Allowance for doubtful accounts	(383)	(405)
Allowance for sales returns and volume rebates	(1,091)	(1,075)

Accounts receivable - trade, net of allowances	$30,033	$29,573

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

Inventories consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	2022	2021

Finished goods	$50,032	$51,346
Spare parts	240	260
Reserve for inventory obsolescence	(1,178)	(599)
Advanced shipping costs	—	584

Inventories, net	$49,094	$51,591

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	2022	2021

Prepayments to vendors	$6,071	$7,739
Prepaid licenses and other	1,842	1,705
Prepaid expenses and other current assets	$7,913	$9,444

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	Useful lives	2022	2021

Patents	4-10 years	$182	$182
Customer relationships	8-15 years	52,859	55,158
Technology	3-5 years	8,693	8,901
Domain	7 years	14	14
Non-compete	8-15 years	391	391
Tradenames	2-10 years	12,769	13,085

Intangible assets, at cost		74,908	77,731
Accumulated amortization		(12,833)	(12,199)
Intangible assets, net of accumulated amortization		$62,075	$65,532

For the three months ended March 31, 2022 and 2021, the Company recorded amortization expense of $2.2 million and $1.7 million, respectively.

NOTE 7 – LEASES

The Company has entered into various operating leases for certain office, support locations and vehicles with terms extending through February 2027. Generally, these leases have initial lease terms of five years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at our sole discretion. The Company does not consider exercise of any lease renewal options reasonably certain. Certain of our lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. In connection with the adoption of ASC 842, the Company used incremental borrowing rates on January 1, 2022 for operating leases that commenced prior to that date. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At March 31, 2022, the Company had no leases classified as finance leases. The Company is not a lessor in any lease arrangement.

Operating lease cost was $469 thousand for the three months ended March 31, 2022. Variable lease cost and short-term lease cost were not material for the three months ended March 31, 2022. Cash paid for amounts included in the measurement of lease liabilities was $423 thousand for the three months ended March 31, 2022. During the three months ended March 31, 2022, the Company obtained new operating lease right-of-use assets totaling $1.8 million.

Future maturities of the Company's operating lease liabilities are summarized as follows (in thousands):

Fiscal year ended,

2022	$1,641
2023	1,966
2024	1,216
2025	1,050
2026	731
Thereafter	239
6,843
Less imputed interest	(1,610)
Total	$5,233

Supplemental lease information

Weighted-average remaining lease term (years)	3.8
Weighted-average discount rate	15.5%

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSE

Accounts payable and accrued expense consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	2022	2021
Accounts payable	$19,398	$25,714
Accrued expense	5,810	6,440
Other	923	1,484
Accounts payable and other liabilities	$26,131	$33,638

NOTE 9 – DEBT

The following is a summary of our debt as of March 31, 2022 and December 31, 2021 (in thousands):

	2022	2021
Debt – Third Parties
Paycheck Protection Program	173	1,009
Note payable - Whitehawk	57,875	58,500
Total debt	58,048	59,509
Less: Discount and issuance cost	7,023	7,568
Current portion of debt	9,063	9,804
Long-term debt	$41,962	$42,137

Total debt (net of discount)	$51,025	$51,941

Debt - Third Parties:

Whitehawk Finance LLC

In order to finance the acquisition of FrontRow, the Company and substantially all its direct and indirect subsidiaries, including Boxlight and FrontRow as guarantors, entered into a maximum $68.5 million term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral agent. Under the terms of the Credit Agreement, the Company received an initial term loan of $58.5 million on December 31, 2021 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10 million that may be provided for additional working capital purposes under certain conditions (the “Delayed Draw”). The Initial Loan and Delayed Draw are collectively referred to as the “Term Loans”. The proceeds of the Initial Loan were used to finance the Company’s acquisition of FrontRow, pay off all indebtedness owed to our then existing lenders, Sallyport Commercial Finance, LLC and Lind Global Asset Management, LLC, pay related fees and transaction costs, and provide working capital. Of the Initial Loan, $8.5 million was subject to repayment on February 28, 2022, with quarterly principal payments of $625,000 and interest payments commencing March 31, 2022 and the $40.0 million remaining balance plus any Delayed Draw loans becoming due and payable in full on December 31, 2025. The Term Loans will bear interest at the LIBOR rate plus 10.75%; provided that after June 30, 2022, if the Company’s Senior Leverage Ratio (as defined in the Credit Agreement) is less than 2.25, the interest rate would be reduced to LIBOR plus 10.25%. Such terms are subject to the Company maintaining a borrowing base in terms compliant with the Credit Agreement.

On March 29, 2022, the Company received a Notice of Events of Default and Reservation of Rights (the “Notice”)  from the Collateral Agent, alleging, among other things, defaults as a result of (i) failure to repay $8.5 million of the facility by February 28, 2022, (ii) non-compliance with the borrowing base resulting in the Company being in an over advance position under the Credit Agreement, and (iii) failure to timely provide certain reports and documents.  As a result of the Notice, all accrued and unpaid interest owed under the Term Loan, became subject to a post-default interest rate equal to the highest interest rate allowed for under the Credit Agreement plus 2.50% until such time as the Events of Default were either waived or cured. Following the Company’s receipt of the Notice and pursuant to amendment to the Credit Agreement, dated April 4, 2022, the Collateral Agent and Lender agreed to extend the terms of repayment of the $8.5 million originally due on February 28, 2022 until February 28, 2023 and waive and/or otherwise extend compliance with certain other terms of the Credit Agreement in order to allow the Loan Parties adequate time to comply with such terms. The principal elements of the amendment included (a) an extension of time for the Loan Parties to repay $8.5 million of the principal amount of the term loan from February 28, 2022 to February 28, 2023, and (b) forbearance on $3,500,000 in over advances to grant the Loan Parties until May 16, 2022 to allow the Company to come into compliance with the borrowing base requirements set forth in the Credit Agreement.  In such connection, the Loan Parties have obtained credit insurance on certain key customers whose principal offices are located in the European Union and Australia as, without the credit insurance, their accounts owed to the Loan Parties had been deemed ineligible for inclusion in the borrowing base calculation primarily due to the perceived inability of the Collateral Agent to enforce security interests on such accounts.

In addition, the Lender and Collateral Agent agreed to (i) reduce, through June 30, 2022, the minimum cash reserve requirement for the Loan Parties, (ii) reduce the interest rate by 50 basis points (to Libor plus+ 9.75%) after delivery of the Loan Parties’ June 30, 2023 financial statements, subject to the Loan Parties maintaining 1.75 EBITDA coverage ratio, and (iii) waive all prior Events of

Default under the Credit Agreement. In conjunction with the amendment to the Credit Agreement, the parties entered into an amended and restated fee letter (the “Fee Letter”) pursuant to which the parties agreed to prepayment premiums of (i) 5% for payments made on or before December 31, 2022, (ii) 4% for payments made between January 1, 2023 and December 31, 2023, and (iii) 2% for payments made between January 1, 2024 and December 31, 2025 a.  Furthermore, the parties agreed that no prepayment premiums would be payable with respect to the first $5.0 million paid under the Term Loan, any payments made in relation to the $8.5 million due on or before February 28, 2023, any required amortization payments under the Credit Agreement and any mandatory prepayments by way of ECF or casualty events.

In conjunction with its receipt of the Initial Loan, the Company issued to the Lender (i) 528,169 shares of Class A common stock (the “Shares”), which Shares were registered pursuant to our existing shelf registration statement and were delivered to the Lender in January 2022, (ii) a warrant to purchase 2,043,291 shares of Class A common stock (subject to increase to the extent of 3% of any Series B and Series C convertible preferred stock converted into Class A common stock), exercisable at $2.00 per share (the “Warrant”), which Warrant was subject to repricing on March 31, 2022 based on the arithmetic volume weighted average prices for the 30 trading days prior to March 31, 2022, in the event our stock is then trading below $2.00 per share, (iii) a 3% fee of $1,800,000, and (iv) a $500,000 original issue discount. In addition, the Company agreed to register for resale the shares issuable upon exercise of the Warrant. The Company also incurred agency fees, legal fees, and other costs in connection with the execution of the Credit Agreement totaling approximately $1.7 million. Under the terms of the warrant issued to Whitehawk on December 31, 2021, the exercise price of the warrants would reprice if the stock price on March 31, 2022 was less than the original exercise price, at which time the number of warrants would also be increased proportionately, so that after such adjustment the aggregate exercise price payable for the increased number of warrant shares would be the same as the aggregate exercise price previously in effect. The warrants repriced on March 31, 2022 to $1.19 per share and the shares increased to 3,434,103.

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

On September 21, 2020, the Company and Lind Global Asset Management, LLC (“Lind Global”) entered into a securities purchase agreement (the “Lind SPA”) pursuant to which the Company received $20.0 million in exchange for the issuance to Lind of (1) a $22.0 million convertible promissory note, payable at a 4% interest rate, compounded monthly, (2) 310,399 shares of restricted Class A common stock valued at $900,000, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended September 21, 2020, and (3) a commitment fee of $400,000. The Note was to mature over 24 months, with repayment commencing on November 22, 2020, after which time the Company became obligated to make monthly payments of $1.0 million, plus interest. Interest accrued during the first two months of the note, after which time the interest payments, including accrued interest was paid monthly in either conversion shares. The commitment fee in the amount of $400,000 was paid to Lind Global, along with legal fees in the amount of $20,000 The Company paid Lind Global a total of $500,000 in closing fees consisting of commitment and legal fees, by issuing 310,399 shares of Class A common stock. The shares of Class A common stock issuable to Lind under the Note were registered pursuant to our effective shelf registration statement on Form S-3.

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

During the 12 months ended December 31, 2021, the Company repaid principal of $12.0 million and interest of $548,000 to Lind Global by issuing a total of 7.2 million shares Class A common stock with an aggregate value of $15.9 million to Lind Global and recognized a loss extinguishment of det of approximately $3.3 million. Further, on December 31, 2021, the Company paid the remaining principal balance of $8.0 million in connection with the execution of the Whitehawk Credit Agreement discussed above and recognized an additional loss on extinguishment of debt of $1.2 million.

Paycheck Protection Program Loan

On May 22, 2020, the Company received loan proceeds of $1.09 million under the Paycheck Protection Program (“PPP”) established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The loans and accrued interest received under the PPP were forgivable to the extent borrowers use the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains their payroll levels during the designated period prior to which the PPP would otherwise be repayable. The Company used the proceeds for purposes consistent with the PPP.  During 2021, the Company applied for forgiveness in the amount of $835,500. On March 2, 2022, we received a decision letter from our lender that our forgiveness application had been approved, leaving a remaining balance of $173,100 to be paid. The remaining balance is expected to be paid by the Company in May 2022.

Everest Display, Inc.

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

Accounts Receivable Financing – Sallyport Commercial Finance

On August 15, 2017, our subsidiaries, Boxlight Inc. and Genesis entered into a 12-month term account sale and purchase agreement with Sallyport Commercial Finance, LLC (“Sallyport”). According to the agreement, Sallyport agreed to purchase 85% of the eligible accounts receivable during the term with a right of recourse back to the Company if the receivables were not collectible. This agreement required a minimum monthly sales volume of $1,250,000 with a maximum facility limit of $6,000,000. Advances against this agreement accrued interest at the rate of 4% in excess of the highest prime rate publicly announced from time to time with a floor of 4.25%. In addition, the Company was required to pay a daily audit fee of $950 per day. In exchange, the Company granted Sallyport a security interest in all of Boxlight Inc. and Genesis’ assets. This agreement was terminated and replaced with an asset-based lending agreement effective September 30, 2020.

On September 30, 2020, Boxlight Inc., and EOS EDU LLC. entered into a 12-month term asset-based lending agreement with Sallyport. Sallyport agreed to purchase 90% of the eligible accounts receivable of the Company with a right of recourse back to the Company if the receivables were not collectible. This agreement requires a minimum monthly sales volume of $1.25 million with a maximum facility limit of $8 million. Advances against this agreement accrued interest at the rate of 3.50% in excess of the highest prime rate publicly announced from time to time with a floor of 3.25%. In addition, the Company was required to pay a daily audit fee of $950 per day. In exchange, the Company granted Sallyport a security interest in all of the assets of Boxlight Inc. and Genesis.

On July 20, 2021, Boxlight and Sallyport amended the accounts receivable agreement (the “ARC Amendment”) for purposes of increasing the maximum facility limit amount to $13,000,000, as well as increasing the minimum monthly sales from $1,250,000 to $3,000,000. In exchange for entry into the ARC Amendment, Boxlight paid a fee of $50,000, representing one percent of the increased maximum facility limit amount. Other terms of the accounts receivable agreement remain unchanged.

On August 6, 2021, Boxlight and Sallyport entered into an additional amendment of the accounts receivable agreement (the “Second ARC Amendment”), which further increased the maximum facility limit amount to $15,000,000. In exchange for entry into the Second ARC Amendment, Boxlight paid a fee of $20,000, representing one percent of the increased maximum facility limit amount. Other terms of the Agreement remained unchanged.

On August 23, 2021, the Company and Sallyport, as first lien creditor and LGMF and Lind Global, together as second lien creditors, entered into the fourth amended and restated intercreditor agreement (the “Fourth A&R Intercreditor Agreement”) for the sole purpose of increasing the permitted first lien cap thereunder from $6,000,000 million to $20,000,000 million.

On December 31, 2021, the Company obtained funds from its new credit agreement with Whitehawk to pay off the remaining $8,400,000 owed to Sallyport. As a result of paying off the Sallyport lending agreement, the Company recorded a loss on extinguishment of debt of $812,000.

NOTE 10 – DERIVATIVE LIABILITIES

The Company determined that certain warrants to purchase common stock do not satisfy the criteria for classification as equity instruments due to the existence of certain net cash and non-fixed settlement provisions that are not within the sole control of the Company. Conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. Such warrants are measured at fair value at each reporting date, and the changes in fair value are included in determining net income (loss) for the period. The Company hired a third party to determine the fair value of the derivative liabilities at March 31, 2022 and December 31, 2021  using a Monte Carlo Simulation model to determine the fair value.

March 31, 2022
Common stock issuable upon exercise of warrants	3,434,103
Market value of common stock on measurement date	$1.20
Exercise price	$1.19
Risk free interest rate (1)	2.39%
Expected life in years	4.75 years
Expected volatility (2)	79.5%
Expected dividend yields (3)	—%

December 31, 2021
Common stock issuable upon exercise of warrants	2,043,291
Market value of common stock on measurement date	$1.38
Exercise price	$2.00
Risk free interest rate (1)	1.25%
Expected life in years	5 years
Expected volatility (2)	79%
Expected dividend yields (3)	—%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.

(2)   For March 31, 2022, the information was obtained from the third- party model.

(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities roll-forward for the period ended March 31, 2022 and 2021, respectively (in thousands):

Amount
Balance, December 31, 2021	$3,064
Change in fair value of warrants (1)	9
Balance, March 31, 2022	$3,073

(1)	Under the terms of the warrant issued to Whitehawk on December 31, 2021, the exercise price of the warrants would reprice if the stock price on March 31, 2022 was less than the original exercise price, at which time the number of warrants would also be increased proportionately, so that after such adjustment the aggregate exercise price payable for the increased number of warrant shares would be the same as the aggregate exercise price previously in effect.

Amount
Balance, December 31, 2020	$363
Exercise of warrants	(51)
Change in fair value of warrants	265
Balance March 31, 2021	$577

NOTE 11 – INCOME TAXES

Pretax (loss) income resulting from domestic and foreign operations is as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	March 31	March 31,
	2022	2021
United States	$(4,457)	$(5,192)
Foreign	(485)	44
Total pretax book income, (loss)	$(4,942)	$(5,148)

The Company recorded an income tax benefit of $86 thousand and an expense of $21 thousand for the three months ended March 31, 2022 and March 31, 2021, respectively. The year-to-date effective tax rate is (139.3)% due to there being no tax expense/benefit for the legacy Boxlight entities, but the Sahara entities are fully taxable.

The Company operates in the United States, United Kingdom, and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned.

Prior to the Sahara acquisition, the Company had a net deferred tax asset position in the United States, the United Kingdom, and other jurisdictions, primarily driven by net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the loss carryforward applies. The Company also depends on specific tax provisions in each jurisdiction that could impact utilization. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its history of cumulative losses in those jurisdictions, we believe it is appropriate to maintain a full valuation allowance on the Company’s net deferred tax asset at March 31, 2022 and December 31, 2021.

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

The tax years from 2016 to 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company has not identified any uncertain tax positions at this time.

During the second quarter of 2021, the Company became aware of a potential state tax exposure for failure to file minimum tax returns in a state for several years. The Company has tentatively agreed to the proposed tax assessment, but it is appealing the associated interest and penalty assessment. The Company has recorded an exposure item of $82 thousand for its best estimate of the amount for which it will settle the exposure. This amount includes $24 thousand of income tax and $58 thousand of penalties and interest.

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

Issuance of preferred shares

Series A Preferred Stock

At the time of the Company’s initial public offering, the Company issued 250,000 shares of the Company’s non-voting convertible Series A preferred stock to Vert Capital for the acquisition of Genesis. All of the Series A preferred stock was convertible into 398,406 shares of Class A common stock, at the discretion of the Series A stockholder. On August 5, 2019, a total of 82,028 shares of Series A preferred stock were converted into a total of 130,721 shares of Class A common stock. As of March 31, 2022, a total of 167,972 shares of Series A preferred stock remained outstanding.

Series B Preferred Stock and Series C Preferred Stock

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

To the extent not previously converted into the Company’s Class A common stock, the outstanding shares of Series B Preferred Stock shall be redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024, upon ,30 days prior written notice to the holders, for a redemption price, payable in cash, equal to the sum of (a) ($10.00) multiplied by the number of shares of Series B Preferred Stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. The Series C Preferred Stock is also subject to redemption on the same terms commencing January 1, 2026. The aggregate estimated fair value of the Series B and C Preferred Stock of $28.9 million was included as part of the total $94.9 million consideration paid for the purchase of Sahara.

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

Common Stock

The Company’s common stock consists of 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock would automatically convert into shares of Class A common stock. As of March 31, 2022 and December 31, 2021, the Company had 65,522,438 and 63,821,901 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at March 31, 2022 or December 31, 2021.

Issuance of common stock

Credit Facility

In conjunction with its receipt of the Whitehawk loan, the Company issued to the Whitehawk 528,169 shares of Class A common stock, which were registered pursuant to the Company’s existing shelf registration statement and were delivered to the Whitehawk in January 2022.

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

Conversion of restricted stock units

During the three months ended March 31, 2022, 1,119,118 restricted stock units vested and were converted into Class A common stock. During the three months ended March 31, 2021, 58,818 restricted stock units vested and were converted into Class A common stock.

Exercise of stock options

During the three months ended March 31, 2022, options to purchase a total of 53,250 shares of Class A common stock were exercised and during the three months ended March 31, 2021, options to purchase a total of 319,434 shares of Class A common stock were exercised.

Exercise of warrants

No warrants were exercised during the three months ending March 31, 2022. During the three months ended March 31, 2021, 20,749 warrants were exercised, with an exercise price of $0.42 per share.

NOTE 13 – STOCK COMPENSATION

Grants made under the Equity Incentive Plans must be approved by the Company’s board of directors. As of March 31, 2022, the total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees and consultants of the Company or a subsidiary of the Company under the Company’s 2021 Equity Incentive Plan and 2014 Equity Inventive Plan, as amended (together “Equity Incentive Plans”), in the aggregate were 5,000,000 and 725,381 shares, respectively.

The 2021 Equity Incentive Plan was approved by the Company’s Board on April 12, 2021 and approved by the shareholders at the Company’s 2021 Annual Shareholders Meeting held on June 25, 2021.

On April 15, 2020, the Company’s 2014 Equity Incentive Plan was amended, whereby the board of directors approved increasing the shares available for issuance under the 2014 Equity Incentive Plan by 3,700,000 shares. The Company obtained shareholder approval of the aforementioned action at the Company’s 2020 annual meeting of stockholders, which was held on September 4, 2020. The number of underlying shares available under the 2014 Equity Incentive Plan, as amended, was 6,390,438.

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

The following is a summary of the option activities during the three months ended March 31, 2022:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Units	Exercise Price	Term (in years)
Outstanding, December 31, 2021	4,054,116	$1.92	2.29
Granted	494,069	1.10
Exercised	(53,250)	0.70
Cancelled	(670,925)	1.67
Outstanding, March 31, 2022	3,824,010	$1.88	2.84
Exercisable, March 31, 2022	2,262,194	$2.50	2.27

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. As of March 31, 2022 and December 31, 2021, the stock options had an intrinsic value of approximately $1.1 million and $1.9 million, respectively.

Restricted Stock Units

Under our Equity Incentive Plans the Company may grant restricted stock units (“RSUs”) to certain employees and non-employee directors. Upon granting the RSUs, the Company recognizes a fixed compensation expense equal to the fair market value of the underlying shares of RSUs granted on a straight-line basis over the requisite services period for the RSUs. Compensation expense related to the RSUs is reduced by the fair value of units that are forfeited by employees that leave the Company prior to vesting. The RSUs vest over a range of immediately vested to four-year vesting periods in accordance with the terms of the applicable RSU grant agreement.

The following is a summary of the RSU activities during the three months ended March 31, 2022.

		Weighted
		Average
		Grant Date Fair
	Number of Units	Value
Outstanding, December 31, 2021	1,973,947	$1.81
Granted	2,364,110	1.68
Vested	(450,173)	2.27
Forfeited	(24,986)	1.59
Outstanding, March 31, 2022	3,862,898	$1.37

On March 21, 2022, the Company granted an aggregate of 348,840 RSUs to its board members. These RSUs vest ratably over one year and had an aggregated fair value of approximately $450 thousand on the grant date.

On February 14, 2022, with an effective date of January 1, 2022, the Company entered into a letter agreement with Michael Pope, our Chairman and Chief Executive Officer, extending Mr. Pope’s term of employment with the Company. Under the terms of the agreement, Mr. Pope received a grant of 163,637 RSU’s, valued at approximately $180,000, and $420,000 in the form of options to purchase Class A Common Stock, both of which are valued using the Black-Scholes Model with the Company’s customary inputs.

On February 24, 2022, following approval by the Company’s board of directors, the Company’s senior management issued a total of 1,771,950 RSUs under the terms of Amendment No. 2 to the Boxlight Corporation 2014 Stock Incentive Plan, as long-term incentive awards to its employees in the U.S. and Europe. The aggregate fair value of the shares was $2.1 million.

During the three months ended March 31, 2022, Jens Holstebro, a former FrontRow employee, received 39,683 in restricted shares of Class A common stock, valued at $50,000, as a bonus, which immediately vested.

During the three months ended March 31, 2022, and in accordance with the terms of his employment agreement, Michael Pope, our Chairman and Chief Executive Officer, received 166,137 shares of restricted Class A common stock units, and 494,069 of stock options, which shares remain subject to certain vesting conditions. The shares vest in substantially equal monthly installments over a period of twelve months.

During the three months ended March 31, 2021 and in accordance with the terms of his employment agreement, Michael Pope, our Chairman and Chief Executive Officer, received 875,000 shares of restricted Class A common stock. The shares vested in substantially equal monthly installments over a period of 12 months.

Stock compensation expense

For the three months ended March 31, 2022 and 2021, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	2022	2021
Stock options	$115	$237
Restricted stock units	1,019	439
Warrants	1	1
Total stock compensation expense	$1,135	$677

As of March 31, 2022, there was approximately $6.3 million of unrecognized compensation expense related to unvested options, restricted stock units, and warrants, which expense will be amortized over the remaining vesting period of such awards. Of that total, approximately $1.9 million is estimated to be recorded as compensation expense in the remaining nine months of 2022.

NOTE 14 – RELATED PARTY TRANSACTIONS

Management Agreement

On January 31, 2018, the Company entered into a management agreement (the “Management Agreement”) with an entity owned and controlled by our Chief Executive Officer and Chairman, Michael Pope. The Management Agreement is separate and apart from Mr. Pope’s employment agreement with the Company. The Management Agreement will become effective as of the first day of the same month that Mr. Pope’s employment with the Company shall terminate. Thereafter, and for a term of 13 months, Mr. Pope shall provide consulting services to the Company including sourcing and analyzing strategic acquisitions, assisting with financing activities, and other services. As consideration for the services provided, the Company will pay a management fee equal to 0.375% of the consolidated net revenues of the Company, payable in monthly installments, not to exceed $250,000 in any calendar year. At his option, Mr. Pope may defer payment until the end of each year and/or receive payment in the form of shares of Class A common stock of the Company.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases seven office building facilities located in Lawrenceville, Georgia and Duluth, Georgia; Poulsbo, Washington; Lexington, Massachusetts; Scottsdale, Arizona; Miami, Florida and Utica, New York in the U.S., and two office building facilities in Dartford and Kent in the U.K. for sales, marketing, technical support, and service staff. All such facilities are under non-cancelable lease agreements with terms ending from 2023 to 2027.

Purchase Commitments

The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. As of March 31, 2022, the total amount of such open inventory purchase orders was $55.5 million.

NOTE 16 – CUSTOMER AND SUPPLIER CONCENTRATION

There was one customer that accounts for greater than 10% of the Company’s consolidated revenues for the three months ended March 31, 2022. There was no one customer that accounted for greater than 10% of the Company’s consolidated revenues for the three months ended March 31, 2021. Details are as follows:

	Total revenues		Total revenues from the	Accounts
	from the customer	Accounts	customer	receivable from
	as a percentage of	receivable from	as a percentage	the customer as
	total revenues	this customer as of	of total revenues	of
	for the year ended	March 31,	for the year	March 31,
	March 31,	2022 (in	ended March	2021 (in
Customer	2022	thousands)	31, 2021	thousands)
1	10.3%	$1,997	-%	$-

For the three months ended March 31, 2022, the Company’s purchases were concentrated primarily with one vendor. Details are as follows:

	Total purchases		Total purchases
	from the vendor	Accounts payable	from the vendor	Accounts payable
	as a percentage of	(prepayment) to	as a percentage	(prepayment) to
	total cost of	the	of total cost of	the
	sales for	vendor as of	revenues for	vendor as of
	the year ended	March 31,	the year ended	March 31,
	March 31,	2022	March 31,	2021
Vendor	2022	(in thousands)	2021	(in thousands)
1	29%	$4,536	40%	$3,916

The Company believes there are other suppliers that could be substituted should the above cited supplier become unavailable or non-competitive.

NOTE 17 – SUBSEQUENT EVENTS

On April 5, 2022, the Company received notice from its Chief Financial Officer, Patrick Foley, that he was resigning from the Company, effective October 4, 2022.  Mr. Foley provided the Company the six months advance notice in compliance with the terms of his employment agreement and stated that he is resigning for personal reasons and not due to any dispute with the Company. As of this time, the Company has not yet located an interim or permanent replacement for the position of Chief Financial Officer and Mr. Foley has agreed to assist the Company in its search.

On May 3, 2022, the Boxlight board of directors adopted a resolution, in exchange for a three year non-compete agreement, to grant James Mark Elliott, a member of the board and former CEO of the Company, an extension of previously granted stock options to purchase a total of 577,675 shares of Class A common stock, par value $0.001 per share, which had expired on January 12, 2022. The stock price on the remeasurement date was $1.04 and the fair value of the stock is $314,000.

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

Overview

We are a technology company that is seeking to become a world-wide leading innovator and integrator of interactive products and software for schools, education, business, and government interactive spaces. We currently design, produce and distribute interactive displays, collaboration software, supporting accessories and professional services. We also distribute science, technology, engineering, and math (or “STEM”) products, including our robotics and coding system, 3D printing solution and portable science lab. Our products are integrated into our software suite that provides tools for presentation creation and delivery, assessment, and collaboration.

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

Recent Acquisitions

On December 31, 2021, the Company and its wholly owned subsidiary, Boxlight, Inc, consummated the acquisition of 100% of the membership interests of FrontRow Calypso LLC, a Delaware limited liability company (“FrontRow”). FrontRow was acquired in exchange for payment of $34.7 million to Phonic Ear Inc. and Calypso Systems LLC, the equity holders of FrontRow (the “Equityholders”). The acquisition occurred pursuant to the terms of a membership interest purchase agreement, dated October 29, 2021 (the “Purchase Agreement”), between the Company, Boxlight, FrontRow and the Equityholders.

Based in Petaluma, California, FrontRow makes technology that improves communication in learning environments, including developing network-based solutions for intercom, paging, bells, mass notification, classroom sound, lesson sharing, AV control and management. FrontRow also has offices in Toronto, Copenhagen, Brisbane, Hamilton (UK) and Shenzhen

On March 23, 2021, the Company acquired 100% of the outstanding shares of Interactive Concepts BV, a company incorporated and registered in Belgium and a distributor of interactive technologies (“Interactive”), for total consideration of approximately $3.3 million in cash, common stock, and deferred consideration. Interactive has been the Company’s key distributor in Belgium and Luxembourg.

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

Operating Results – Boxlight Corporation

For the three-month periods ended March 31, 2022 and 2021

Revenues. Total revenues for the three months ended March 31, 2022 were $50.6 million as compared to $33.4 million for the three months ended March 31, 2021, resulting in a 51.5% increase in revenue. Revenues primarily consist of hardware revenue, software revenue, and professional development. The increase in revenues was primarily due to the acquisition of FrontRow in December 2021, as well as increased demand for our solutions in the U.S. and Europe. FrontRow revenue for the three months ended March 31, 2022 was $6.5 million.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2022 was $38.0 million compared to $24.9 million for the three months ended March, 31, 2021, resulting in a 52.6% increase. Cost of revenues consists primarily of product cost, freight expenses, customs expense, and inventory adjustments. The increase in cost of revenues was associated with the acquisitions and growth of the business and was also due to additional increases in global freight/shipping which the company has experienced (as have many others) as a result of supply chain issues arising as a result of the COVID-19 pandemic. During 2021, the cost increase was approximately four times normal costs as compared to pre-pandemic levels. We expect such cost increases to continue throughout 2022.

Gross Profit. Gross profit for the three months ended March 31, 2022, was $12.6 million, as compared to $8.6 million for the three months ended March 31, 2021. The gross profit margin for the three months was 24.9% which is a reduction of 7 basis points compared to the comparable three months in 2021. Gross profit margin, adjusted for the net effect of acquisition-related purchase accounting, was 27.4% as compared to the 28.0%, as adjusted, reported for the three months ended March 31, 2021. As previously reported gross margins continue to be adversely impacted by supply chain challenges with increased freight costs which are now expected to continue throughout 2022; however, we anticipate gross profit percentage improvements in Q2 and beyond with reduced manufacturing costs.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2022 were $15.5 million and 30% of revenues, as compared to $10.1 million and 30% of revenues for the three months ended March 31, 2021. The increase was mainly a result of new hires for planned growth and stock compensation issuances.

Research and Development Expenses. Research and development expenses were $612 thousand and 1.2% of revenues for the three months ended March 31, 2022, as compared to $474 thousand and 1.4% of revenues for the three months ended March 31, 2021. Research and development expense primarily consists of costs associated with development of our proprietary hardware and software technologies.

Other Expense (net). Other expense (net) for the three months ended March 31, 2022 was $1.5 million, as compared to $3.1 million for the three months ended March 31, 2021. Other expense decreased primarily due to $2.7 million less in losses recognized upon the settlement of certain debt obligations in exchange for issuance of common shares, offset by a $1.3 million increase in interest expense associated with increased borrowings due to the new credit facility.

Income Tax Expense (benefit). Income tax benefit for the three months ending March 31, 2021 was $86 thousand, as compared to $21 thousand in income tax expenses for the three months ended March 31, 2021.

Net Loss. Net loss was $4.9 million in the three months ended March 31, 2022 and $5.2 million for the three months ended March 31, 2021, respectively.

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

The following table contains reconciliations of net losses to EBITDA and adjusted EBITDA for the periods presented.

	March 31,	March 31,
(in thousands)	2022	2021
Net loss	$(4,856)	$(5,169)
Depreciation and amortization	2,321	1,754
Interest expense	2,317	1,018
Income tax expense	(86)	21
EBITDA	$(304)	$(2,376)
Stock compensation expense	1,086	677
Change in fair value of derivative liabilities	9	265
Acquisition costs	—	—
Restructuring costs	—	—
Purchase accounting impact of fair valuing inventory	617	15
Purchase accounting impact of fair valuing deferred revenue	649	807
Net loss on settlement of Lind debt in stock	—	2,203
Net gain on forgiveness of PPP loan	(835)	—
Adjusted EBITDA	$1,222	$1,591

Discussion of Effect of Seasonality on Financial Condition

Certain accounts on our financial statements are subject to seasonal fluctuations. As our business and revenues grow, we expect these seasonal trends to be reduced. The bulk of our products are shipped to our educational customers prior to the beginning of the school year, usually in July, August, or September. To prepare for the upcoming school year, we generally build up inventories during the second quarter of the year. Therefore, inventories tend to be at the highest levels at that point in time. In the first quarter of the year, inventories tend to decline significantly as products are delivered to customers and we do not need the same inventory levels during the first quarter. Accounts receivable balances tend to be at the highest levels in the third quarter, in which we record the highest level of sales.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $11.3 million, a working capital balance of $49.6 million, and a current ratio of 2.02. This financial position represents a significant improvement from a year ago at March 31, 2021 when we had $10.0 million of cash and cash equivalents, a working capital balance of $21.8 million, and a current ratio of 1.56.

In addition to the cash flows generated by our ongoing operating activities we financed our operations during first quarter 2022 with our new credit facility from Whitehawk.

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

On March 29, 2022, the Company received a Notice of Events of Default and Reservation of Rights (the “Notice”)  from the Collateral Agent, alleging, among other things, defaults as a result of (i) failure to repay $8.5 million of the facility by February 28, 2022, (ii) non-compliance with the borrowing base resulting in the Company being in an over advance position under the Credit Agreement, and (iii) failure to timely provide certain reports and documents.  As a result of the Notice, all accrued and unpaid interest owed under the Term Loan, became subject to a post-default interest rate equal to the highest interest rate allowed for under the Credit Agreement plus 2.50% until such time as the Events of Default are either waived or cured. Following the Company’s receipt of the Notice and pursuant to amendment to the Credit Agreement, dated April 4, 2022, the Collateral Agent and Lender agreed to extend the terms of repayment of the $8.5 million originally due on February 28, 2022 until February 28, 2023 and waive and/or otherwise extend compliance with certain other terms of the Credit Agreement in order to allow the Loan Parties adequate time to comply with such terms. The principal elements of the amendment included (a) an extension of time for the Loan Parties to repay $8.5 million of the principal amount of the term loan from February 28, 2022 to February 28, 2023, and (b) forbearance on $3,500,000 of over advances to grant the Loan Parties until May 16, 2022 to allow the Company to come into compliance with the borrowing base requirements set forth in the Credit Agreement.  In such connection, the Loan Parties have since obtained credit insurance on certain key customers whose principal offices are located in the European Union and Australia as, without the credit insurance, their accounts owed to the Loan Parties had been deemed ineligible for inclusion in the borrowing base calculation primarily due to the perceived inability of the Collateral Agent to enforce security interests on such accounts.

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

Status as Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we were able to take advantage of certain specified reduced reporting and other regulatory requirements that are available to public companies that are emerging growth companies.

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

We elected to take advantage of the exemption from the adoption of new or revised financial accounting standards until they would apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Under Section 2(a)(19) of the Securities Act of 1933 and Section 3(a)(80) of the Securities Exchange Act of 1934, as amended, an emerging growth company will lose its status upon the earliest of several conditions, one of which is reaching the last day of the fiscal year in which the fifth anniversary of the company’s first sale of equity securities pursuant to an effective registration statement occurs. For the Company, this will occur on January 1, 2023.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company,” this item is not required.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses described in our 2021 Annual Report on Form 10-K.

Notwithstanding the existence of these material weaknesses, we believe that the consolidated condensed financial statements included in this quarterly report on Form 10-Q fairly present in accordance with U.S. GAAP, in all material respects, our financial condition, results of operations and cash flows for the periods presented in this report.

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

During 2022, the Company’s management has engaged professional services firms to assist with the preparation of the review of the income tax provision. Management has also engaged third-party professional services who prepared FrontRow financial statements and value warrant issued in connection with Whitehawk credit facility. There were no additional changes made in the internal controls over financial reporting for the quarter ended March 31, 2022, that have materially affected our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Company has experienced challenges within the global supply chain which has impacted the business in three key areas: (i) movement and/or delay in production schedules due to component shortages, (ii) continued delays to global shipping and receipt of goods and (iii) increased shipping costs which has reduced gross profit margin. In addition, there is presently a global silicon chip supply shortage that could potentially cause disruptions in our supply chain. While the Company’s business has not yet been affected by such disruption, in the event any of our suppliers experience such supply chain disruption, there is potential that such disruption could ultimately affect our ability to timely obtain and deliver finished goods and products. Furthermore, there is heightened uncertainty surrounding global supply chains, global markets and general global economic uncertainty as a result of the ongoing conflict between Russia and the Ukraine ad the continuing COVID-19 pandemic.

For additional risk factors pertinent our business please refer to the Part I Item 1A of the Company’s 2021 Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
4.1	Form of Warrant, dated December 31, 2021, issued to Whitehawk Finance LLC. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed January 5, 2022).
10.1

Credit Agreement, dated December 31, 2021, between Boxlight Corporation, its subsidiaries, Whitehawk Finance LLC and Whitehawk Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed January 5, 2022).

10.2	Employment Agreement, dated February 14, 2022, between Boxlight Corporation and Michael Pope (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 18, 2022).

10.3

Notice of Default and Reservation of Rights, dated March 29, 2022, from Whitehawk Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 18, 2022).

10.4

Amendment to Credit Agreement, dated April 4, 2022, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated March 29, 2022).

10.5

Amended and Restated Fee Letter, dated April 5, 2022, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated March 29, 2022).

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

BOXLIGHT CORPORATION

May 16, 2022	By:	/s/ Michael Pope
Michael Pope
Chief Executive Officer

May 16, 2022	By:	/s/ Patrick Foley
Patrick Foley
Chief Financial Officer (Principal Financial and Accounting Officer)