Form 10-Q
period 2022-06-30
Boxlight Corp
filed 2022-08-11
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock on August 8, 2022 was 71,210,568.

BOXLIGHT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boxlight Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and six months ended June 30, 2022 and 2021

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues, net	$59,628	$46,754	$110,231	$80,177
Cost of revenues	42,794	33,920	80,781	58,791
Gross profit	16,834	12,834	29,450	21,386

Operating expense:
General and administrative expenses	15,304	10,800	30,762	20,911
Research and development	649	481	1,261	955
Total operating expense	15,953	11,281	32,023	21,866

Income (loss) from operations	881	1,553	(2,573)	(480)

Other income (expense):
Interest expense, net	(2,417)	(764)	(4,733)	(1,782)
Other income (expense), net	(60)	5	(74)	20
Gain (loss) on settlement of liabilities, net	3	(533)	856	(2,378)
Changes in fair value of derivative liabilities	1,660	41	1,650	(225)
Total other income (expense)	(814)	(1,251)	(2,301)	(4,365)

Income (loss) before income taxes	$67	$302	$(4,874)	$(4,845)
Income tax (expense) benefit	(41)	(2,522)	45	(2,543)
Net income (loss)	$26	$(2,220)	$(4,829)	$(7,388)
Fixed dividends - Series B Preferred	(317)	(317)	(635)	(635)
Deemed contribution -Series B Preferred	—	367	—	367
Net loss attributable to common stockholders	$(291)	$(2,170)	$(5,464)	$(7,656)

Comprehensive loss:
Net income (loss)	$26	$(2,220)	$(4,829)	$(7,388)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,637)	530	(6,409)	269
Total comprehensive loss	$(4,611)	$(1,690)	$(11,238)	$(7,119)

Net loss per common share – basic and diluted	$(0.00)	$(0.04)	$(0.08)	$(0.13)

Weighted average number of common shares outstanding – basic and diluted	65,820	57,871	65,405	56,518

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Condensed Consolidated Balance Sheets

As of June 30, 2022 and December 31, 2021

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,620	$17,938
Accounts receivable – trade, net of allowances	41,153	29,573
Inventories, net of reserves	45,287	51,591
Prepaid expenses and other current assets	10,089	9,444
Total current assets	108,149	108,546

Property and equipment, net of accumulated depreciation	1,522	1,073
Operating lease right of use asset	4,718	—
Intangible assets, net of accumulated amortization	56,807	65,532
Goodwill	25,152	26,037
Other assets	343	248
Total assets	$196,691	$201,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$33,385	$33,638
Short-term debt	9,159	9,804
Operating lease liabilities, current	1,757	—
Deferred revenues, current	7,602	7,575
Derivative liabilities	1,414	3,064
Other short-term liabilities	1,002	667
Total current liabilities	54,319	54,748

Deferred revenues, non-current	14,923	13,952
Long-term debt	44,240	42,137
Deferred tax liabilities, net	7,971	8,449
Operating lease liabilities, non-current	2,866	—
Other long-term liabilities	315	340
Total liabilities	124,634	119,626

Commitments and contingencies (Note 15)
Mezzanine equity:
Preferred Series B, 1,586,620 shares issued and outstanding	16,146	16,146
Preferred Series C, 1,320,850 shares issued and outstanding	12,363	12,363
Total mezzanine equity	28,509	28,509

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 167,972 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 66,207,717 and 63,821,901 Class A shares issued and outstanding, respectively	7	6
Additional paid-in capital	112,352	110,867
Accumulated deficit	(66,130)	(61,300)
Accumulated other comprehensive (loss) income	(2,681)	3,728
Total stockholders’ equity	43,548	53,301

Total liabilities and stockholders’ equity	$196,691	$201,436

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2022

(unaudited)

(in thousands, except share amounts)

						Accumulated
	Series A		Class A		Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Total

Balance as of March 31, 2022	167,972	$—	65,522,438	$7	$111,715	$1,956	$(66,156)	$47,522

Shares issued for:

Stock options exercised	—	—	140,591	—	25	—	—	25

Conversion of restricted shares	—	—	544,688	—	—	—	—	—

Stock compensation	—	—	—	—	929	—	—	929

Foreign currency translation	—	—	—	—	—	(4,637)	—	(4,637)

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net income	—	—	—	—	—	—	26	26

Balance as of June 30, 2022	167,972	—	66,207,717	$7	$112,352	$(2,681)	$(66,130)	$43,548

Balance as of December 31, 2021	167,972	$—	63,821,901	$6	$110,867	$3,728	$(61,300)	$53,301

Shares issued for:

Stock options exercised	—	—	196,841	—	58	—	—	58

Debt issuance costs	—	—	528,169	—	—	—	—	—

Conversion of restricted shares	—	—	1,660,806	1	—	—	(1)	—

Stock compensation	—	—	—	—	2,062	—	—	2,062

Foreign currency translation	—	—	—	—	—	(6,409)	—	(6,409)

Fixed dividends Preferred Series B	—	—	—	—	(635)	—	—	(635)

Net loss	—	—	—	—	—	—	(4,829)	(4,829)

Balance as of June 30, 2022	167,972	$—	66,207,717	$7	$112,352	$(2,681)	$(66,130)	$43,548

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 2021

(unaudited)

(in thousands, except share amounts)

						Accumulated
	Series A		Class A		Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance as of March 31, 2021	167,972	$—	56,786,557	$6	$95,084	$4,931	$(52,666)	$47,355

Shares issued for:

Conversion of restricted shares	—	—	484,824	—	—	—	—	—

Conversion of debt obligations	—	—	1,687,809	—	3,839	—	—	3,839

Stock compensation	—	—	—	—	1,182	—	—	1,182

Shares issued for acquisition	—	—	142,882	—	404	—	—	404

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Deemed contribution from Series B preferred	—	—	—	—	367	—	—	367

Foreign currency translation	—	—	—	—	—	530	—	530

Net loss	—	—	—	—	—	—	(2,220)	(2,220)

Balance as of June 30, 2021	167,972	—	59,102,072	6	100,559	5,461	(54,886)	51,140

Balance as of December 31, 2020	167,972	—	53,343,518	$6	$86,768	$5,192	$(47,498)	$44,468

Shares issued for:

Conversion of accounts payable liabilities	—	—	793,375	—	1,626	—	—	1,626

Conversion of debt obligations	—	—	3,935,472	—	9,872	—	—	9,872

Conversion of Restricted Shares	—	—	543,642	—	—	—	—	—

Stock compensation	—	—	—	—	1,859	—	—	1,859

Stock options exercised	—	—	322,434	—	247	—	—	247

Warrants exercised	—	—	20,749	—	50	—	—	50

Shares issued for acquisition	—	—	142,882	—	404	—	—	404

Fixed dividends Preferred Series B	—	—	—	—	(634)	—	—	(634)

Deemed contribution from Series B preferred	—	—	—	—	367	—	—	367

Foreign currency translation	—	—	—	—	—	269	—	269

Net loss	—	—	—	—	—	—	(7,388)	(7,388)

Balance as of June 30, 2021	167,972	—	59,102,072	$6	$100,559	$5,461	$(54,886)	$51,140

See accompanying notes to unaudited condensed consolidated financial statements

Boxlight Corporation

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2022 and 2021

(unaudited)

	Six Months Ended
	June 30,	June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(4,829)	$(7,388)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount and issuance cost	1,097	1,061
Bad debt expense (recovery)	8	(195)
(Gain) loss on settlement of liabilities	(856)	2,378
Changes in deferred tax assets and liabilities	(719)	1,243
Change in allowance for sales returns and volume rebate	191	327
Change in inventory reserve	749	(33)
Change in fair value of derivative liability	(1,650)	225
Shares issued for interest payment on notes payable	—	373
Stock compensation expense	2,062	1,859
Depreciation and amortization	4,587	3,567
Non-cash lease expense	(98)	—
Changes in operating assets and liabilities:
Accounts receivable – trade	(13,839)	(14,560)
Inventories	2,010	37
Prepaid expenses and other assets	(1,149)	(7,365)
Accounts payable and accrued expenses	2,969	10,879
Other liabilities	9	487
Deferred revenues	2,582	2,535
Net cash used in operating activities	(6,876)	(4,570)

Cash flows from investing activities:
Business acquisitions (net of cash acquired)	—	(685)
Settlement of earnout obligations	—	(119)
Purchases of furniture and fixtures, net	(659)	(48)
Net cash used in investing activities	(659)	(852)

Cash flows from financing activities:
Proceeds from short-term debt	2,500	17,350
Principal payments on debt	(1,305)	(17,417)
Payments of fixed dividends to Series B Preferred stockholders	(631)	(317)
Proceeds from the exercise of options and warrants	57	245
Net cash provided by (used in) financing activities	621	(139)

Effect of foreign currency exchange rates	596	(462)

Net decrease in cash and cash equivalents	(6,318)	(6,023)

Cash and cash equivalents, beginning of the period	17,938	13,460

Cash and cash equivalents, end of the period	$11,620	$7,437

Supplemental cash flow disclosures:

Cash paid for income taxes	$215	$1,031
Cash paid for interest	$3,731	$1,368

Non-cash investing and financing transactions:
Shares issued to settle accounts payable	$—	$1,626
Exercise of warrants	$—	$51
Deemed contribution - Series B Preferred	$—	$367
Deferred consideration for acquisition	$—	$537
Shares issued to convert notes payable and accrued interest	$—	$9,872
Shares issued for acquisition	$—	$403
Declared but unpaid fixed dividends on Series B Preferred Stock	$—	$317

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Boxlight Corporation, a Nevada Corporation, (“Boxlight”) designs, produces, and distributes interactive technology solutions to the education, corporate and government markets under its Clevertouch and Mimio brands. The Company’s solutions include interactive displays, collaboration software, supporting accessories and professional services.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Boxlight and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim unaudited condensed consolidated financial information and interim financial reporting guidelines and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete condensed consolidated financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2021 and notes thereto contained in the Company’s Annual Report on Form 10-K. Certain information and note disclosures normally included in consolidated financial statements have been condensed. The December 31, 2021 balance sheet included herein was derived from the audited consolidated financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for 2021 contained in the Annual Report on Form 10-K, filed with the SEC on April 13, 2022, describes the significant accounting policies that the Company used in preparing its dated condensed financial statements. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to revenue/reserves and allowances. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, accounts receivables and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. Debt approximates fair value due to either the short-term nature, variable rate, or recent execution of the debt agreement. The amount of consideration received is deemed to approximate the fair value of long-term debt net of any debt discount and issuance cost.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2022
Derivative liabilities - warrant instruments	$—	$—	$1,414	$1,414

	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2021
Derivative liabilities - warrant instruments	$—	$—	$3,064	$3,064

The following tables reconcile the beginning and ending balances of the warrant instruments within Level 3 of the fair value hierarchy (in thousands):

(in thousands)
Balance, March 31, 2022	$3,074
Change in fair value of derivative liabilities	(1,660)
Balance, June 30, 2022	$1,414

(in thousands)
Balance, December 31, 2021	$3,064
Change in fair value of derivative liabilities	(1,650)
Balance, June 30, 2022	$1,414

(in thousands)
Balance, March 31, 2021	$577
Change in fair value of derivative liabilities	(41)
Balance, June 30, 2021	$536

(in thousands)
Balance, December 31, 2020	$363
Exercise of warrants	(51)
Change in fair value of derivative liabilities	224
Balance, June 30, 2021	$536

INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. The dilutive effect of options to purchase common stock, restricted stock units subject to vesting and other share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted calculation for the entire period being presented.

For the three months ended June 30, 2022, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 7.7 million shares from options to purchase common shares and unvested restricted shares as well as 3.5 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities from the assumed conversion of Series B and Series C convertible preferred stock (Note 12) into Class A common stock are excluded from the denominator because they would be anti-dilutive. For the three months ended June 30, 2021, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 7.3 million shares from options to purchase common shares and unvested restricted shares as well as 344,000 shares issuable upon exercise of warrants. Additionally, potentially dilutive securities from the assumed conversion of Series B and Series C convertible preferred stock (Note 12) into Class A common stock are excluded from the denominator because they would be anti-dilutive.

Since the Company was in a loss position for the periods presented, basic net loss per common share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. For the six months ended June

30, 2022 potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 7.4 million shares from options to purchase common shares and unvested restricted shares as well as 344,000 shares issuable upon exercise of warrants. For the six months ended June 30, 2021, $6.6 million shares were not includable. Additionally, potentially dilutive securities from the assumed conversion of Series B and Series C convertible preferred stock (Note 12) into Class A common stock are excluded from the denominator because they would be anti-dilutive.

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

Customer Financing Arrangements

Through a third-party leasing partner, we provide financing programs that are designed to offer customers a variety of options to purchase interactive technology solutions whereby customers enter into purchase agreements with the Company along with a separate financing or leasing contract with a third-party lender, who advances the proceeds from the sale to us upon contract execution and shipment of goods. In such situations, the sales to the customer are final and the Company bears no risk of loss regarding subsequent payments.

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

The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying condensed consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company has no material contract assets as of June 30, 2022 or December 31, 2021. During the three months ended June 30, 2022 and June 30, 2021, respectively, the Company recognized $1.8 million and $513 thousand of revenue that was included in the deferred revenue balance as of December 31, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2022 and June 30, 2021, respectively, the Company recognized $3.7 million and $1.5 million of revenue that was included in the deferred revenue balance as of December 31, 2021 and December 31, 2020, respectively.

Variable Consideration

The Company’s otherwise fixed consideration in its customer contracts may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly for “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering or otherwise determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method based on historical experience and are measured at each reporting date. There was no material revenue recognized in the three and six months ended June 30, 2022 related to changes in estimated variable consideration that existed at December 31, 2021.

Remaining Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of June 30, 2022 and December 31, 2021, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $22.5 million and $21.5 million, respectively. The Company expects to recognize revenue on 33% of the remaining performance obligations during the next twelve months, 27% in the following twelve months, 21% in the twelve months ended June 30, 2025, 14% in the twelve months ended June 30, 2026, with the remaining 5% recognized thereafter.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Product Revenues:
Hardware	$56,569	$43,145	$103,863	$73,905
Software	1,038	1,818	2,556	2,685
Service Revenues:
Professional Services	479	205	833	475
Maintenance and Subscription Services	1,542	1,586	2,979	3,112
	$59,628	$46,754	$110,231	$80,177

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

Certain sales commissions incurred by the Company are determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would be recognized over a period that is one year or less, the Company has elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Total deferred commissions, net of accumulated amortization, was $328 thousand at June 30, 2022.

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

The Company’s operating leases relate primarily to office space. As a result of the adoption of ASU 2016-02, the Company recognized an operating lease right-of-use ("ROU") asset of $3.8 million and a current operating lease liability of approximately $1.6 million and a long-term operating lease liability of approximately $2.3 million as of January 1, 2022, with no impact on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss or Condensed Consolidated Statement of Cash Flows. The ROU asset and operating lease liabilities are recorded as separate line items in the Condensed Consolidated Balance Sheet.

ACCOUNTING STANDARDS PENDING ADOPTION

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses” (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss methodology with the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade accounts receivable. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842. This new guidance changes the impairment model for most financial assets and certain other instruments. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact that this standard will have, if any, on its financial statements.

There were various other accounting standards and interpretations issued recently, some of which although applicable, are not expected to a have a material impact on the Company’s financial position, operations, or cash flows.

SUBSEQUENT EVENTS

We reviewed all material events through the date on which these condensed consolidated financial statements were issued for subsequent event disclosure consideration as described in Note 17.

NOTE 2 – RECENT BUSINESS ACQUISITIONS

FrontRow Calypso LLC

On December 31, 2021, the Company, and its wholly owned subsidiary, Boxlight, Inc., consummated the acquisition of 100% of the membership interests of FrontRow Calypso LLC, a Delaware limited liability company (“FrontRow”). FrontRow was acquired in exchange for payment of $34.7 million to Phonic Ear Inc. and Calypso Systems LLC, the equity holders of FrontRow.

Based in Petaluma, California, FrontRow makes technology that improves communication in learning environments, including developing network-based solutions for intercom, paging, bells, mass notification, classroom sound, lesson sharing, AV control and management. FrontRow also has offices in Toronto, Copenhagen, Brisbane, Hamilton (UK) and Shenzhen.

In order to finance the acquisition of FrontRow, the Company and substantially all of its direct and indirect subsidiaries, including Boxlight and FrontRow as guarantors, entered into a term loan credit facility with Whitehawk Finance LLC described in Note 9.

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

The Company has early adopted ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” and therefore, the acquired contract liabilities of FrontRow have been recognized and measured in accordance with Topic 606 as follows.

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

The following table summarizes the estimated acquisition date fair values of the net assets acquired and liabilities assumed, and the estimate of the fair value of consideration paid:

(in thousands)
Assets acquired:
Cash	$1,647
Accounts receivable	1,045
Inventories	191
Property and equipment	37
Total assets acquired	2,920

Accounts payable and accrued expenses	(821)
Deferred tax liability	(230)
Total liabilities assumed	(1,051)

Net tangible assets acquired	1,869

Identifiable intangible assets:
Tradename	220
Customer relationships	745
Total intangible assets subject to amortization	965

Goodwill	439

Total net assets acquired	$3,273

Consideration paid:
Cash	$1,795
Deferred cash consideration	1,075
Common shares issued	403

Total consideration paid	$3,273

NOTE 3 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	2022	2021

Accounts receivable – trade	$42,619	$31,053
Allowance for doubtful accounts	(344)	(405)
Allowance for sales returns and volume rebates	(1,122)	(1,075)
Accounts receivable - trade, net of allowances	$41,153	$29,573

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

Inventories consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	2022	2021

Finished goods	$46,227	$51,346
Spare parts	240	260
Reserve for inventory obsolescence	(1,348)	(599)
Advanced shipping costs	168	584
Inventories, net	$45,287	$51,591

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	2022	2021

Prepayments to vendors	$8,574	$7,739
Prepaid licenses and other	1,515	1,705
Prepaid expenses and other current assets	$10,089	$9,444

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	Useful lives	2022	2021

Patents	4-10 years	$182	$182
Customer relationships	8-15 years	50,475	55,158
Technology	3-5 years	8,693	8,901
Domain	7 years	14	14
Non-compete	8-15 years	391	391
Tradenames	2-10 years	12,769	13,085

Intangible assets, at cost		72,524	77,731
Accumulated amortization		(15,717)	(12,199)
Intangible assets, net of accumulated amortization		$56,807	$65,532

For the three months ended June 30, 2022 and 2021, the Company recorded amortization expense of $2.2 million and $1.8 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded amortization expense of $4.4 million and $3.5 million, respectively. Changes to gross carrying amount of recognized intangible assets due to translation adjustments include approximately $2.2 million reduction as of the six months ended June 30, 2022 and $3.0 million increase for the year ended December 31, 2021.

NOTE 7 – LEASES

The Company has entered into various operating leases for certain office, support locations and vehicles with terms extending through February 2027. Generally, these leases have initial lease terms of five years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at its sole discretion. The Company does not consider exercise of any lease renewal options reasonably certain. Certain of the Company’s lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of the Company’s lease agreements provide for periodic adjustments to rental payments for inflation. As the majority of the

Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. In connection with the adoption of ASC 842, the Company used incremental borrowing rates on January 1, 2022 for operating leases that commenced prior to that date. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At June 30, 2022, the Company had no leases classified as finance leases. The Company is not a lessor in any lease arrangement.

Operating lease expense was $579 thousand for the three months ended June 30, 2022 and $1.0 million for the six months ended June 30, 2022. Variable lease cost and short-term lease cost were not material for the three and six months ended June 30, 2022. Cash paid for amounts included in the measurement of lease liabilities was $684 thousand for the three months ended June 30, 2022 and $1.1 million for the six months ended June 30, 2022. During the three months ended June 30, 2022, the Company obtained new operating lease right-of-use assets totaling $44 thousand and for the six months ended June 30, 2022, the Company obtained $1.9 million in operating right-of-use assets.

Future maturities of the Company's operating lease liabilities are summarized as follows (in thousands):

Fiscal year ended,

2022	$974
2023	1,918
2024	1,206
2025	1,033
2026	731
Thereafter	235
6,097
Less imputed interest	(1,474)
Total	$4,623

Supplemental lease information

Weighted-average remaining lease term (years)	3.6
Weighted-average discount rate	15.5%

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	2022	2021
Accounts payable	$23,877	$25,714
Accrued expense	8,316	6,440
Other	1,192	1,484
Accounts payable and other liabilities	$33,385	$33,638

NOTE 9 – DEBT

The following is a summary of the Company’s debt as of June 30, 2022 and December 31, 2021 (in thousands):

	2022	2021
Debt – Third Parties
Paycheck Protection Program	$154	$1,009
Note payable - Whitehawk	59,719	58,500
Total debt	59,873	59,509
Less: Discount and issuance cost	6,474	7,568
Current portion of debt	9,159	9,804
Long-term debt	$44,240	$42,137
Total debt (net of discount)	$53,399	$51,941

Debt - Third Parties:

Whitehawk Finance LLC

In order to finance the acquisition of FrontRow, the Company and substantially all its direct and indirect subsidiaries, including Boxlight and FrontRow as guarantors, entered into a maximum $68.5 million term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral agent. The Company received an initial term loan of $58.5 million on December 31, 2021 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10 million that may be provided for additional working capital purposes under certain conditions (the “Delayed Draw”). The Initial Loan and Delayed Draw are collectively referred to as the “Term Loans”. The proceeds of the Initial Loan were used to finance the Company’s acquisition of FrontRow, pay off all indebtedness owed to the Company’s then existing lenders, Sallyport Commercial Finance, LLC and Lind Global Asset Management, LLC, pay related fees and transaction costs, and provide working capital. Of the Initial Loan, $8.5 million was subject to repayment on February 28, 2022, with quarterly principal payments of $625,000 and interest payments commencing March 31, 2022 and the $40.0 million remaining balance plus any Delayed Draw loans becoming due and payable in full on December 31, 2025. The Term Loans will bear interest at the LIBOR rate plus 10.75%; provided that after March 31, 2022, if the Company’s Senior Leverage Ratio (as defined in the Credit Agreement) is less than 2.25, the interest rate would be reduced to LIBOR plus 10.25%. Such terms are subject to the Company maintaining a borrowing base in terms compliant with the Credit Agreement.

In conjunction with its receipt of the Initial Loan, the Company issued to the Lender (i) 528,169 shares of Class A common stock (the “Shares”), which Shares were registered pursuant to its existing shelf registration statement and were delivered to the Lender in January 2022, (ii) a warrant to purchase 2,043,291 shares of Class A common stock (subject to increase to the extent of 3% of any Series B and Series C convertible preferred stock converted into Class A common stock), exercisable at $2.00 per share (the “Warrant”), which Warrant was subject to repricing on March 31, 2022 based on the arithmetic volume weighted average prices for the 30 trading days prior to June 30, 2022, in the event the Company’s  stock is then trading below $2.00 per share, (iii) a 3% fee of $1,800,000, and (iv) a $500,000 original issue discount. In addition, the Company agreed to register for resale the shares issuable upon exercise of the Warrant. The Company also incurred agency fees, legal fees, and other costs in connection with the execution of the Credit Agreement totaling approximately $1.7 million. Under the terms of the warrant issued to Whitehawk on December 31, 2021, the exercise price of the warrants would reprice if the stock price on March 31, 2022 was less than the original exercise price, at which time the number of warrants would also be increased proportionately, so that after such adjustment the aggregate exercise price payable for the increased number of warrant shares would be the same as the aggregate exercise price previously in effect. The warrants repriced on March 31, 2022 to $1.19 per share and the shares increased to 3,434,103.

On March 29, 2022, the Company received a notice  from the collateral agent, alleging, among other things, defaults as a result of (i) failure to repay $8.5 million of the facility by February 28, 2022, (ii) non-compliance with the borrowing base resulting in the Company being in an over advance position under the Credit Agreement, and (iii) failure to timely provide certain reports and documents.  As a result, all accrued and unpaid interest owed under the Term Loan, became subject to a post-default interest rate equal to the highest interest rate allowed for under the Credit Agreement plus 2.50% until such time as the events of default were either waived or cured. In February 2022, WhiteHawk and the Company agreed in principle to an extension of the February 2022 Payment. Pursuant to amendment to the Credit Agreement, dated April 4, 2022, the Collateral Agent and Lender agreed to extend the terms of repayment of the $8.5 million originally due on February 28, 2022 until February 28, 2023 and waive and/or otherwise extend compliance with certain other terms of the Credit Agreement in order to allow the Loan Parties adequate time to comply with such terms. In July 2022, the Company and Whitehawk agreed that the notice had inadvertently included the default with respect to the failure to repay $8.5 million of the facility. As a result, notwithstanding the notice, both WhiteHawk and the Company have agreed that the Company was not in default in making the February 2022 Payment to WhiteHawk.

The principal elements of the April amendment included (a) an extension of time to repay $8.5 million of the principal amount of the term loan from February 28, 2022 to February 28, 2023, and (b) forbearance on $3,500,000 in over advances until May 16, 2022 to allow the Company to come into compliance with the borrowing base requirements set forth in the Credit Agreement.  In such connection, the Loan Parties have obtained credit insurance on certain key customers whose principal offices are located in the European Union and Australia as, without the credit insurance, their accounts owed to the Loan Parties had been deemed ineligible for inclusion in the borrowing base calculation primarily due to the perceived inability of the Collateral Agent to enforce security interests on such accounts. In addition, the Lender and Collateral Agent agreed to (i) reduce, through June 30, 2022, the minimum cash reserve requirement for the Loan Parties, (ii) reduce the interest rate by 50 basis points (to Libor plus+ 9.75%) after delivery of the Loan Parties’ June 30, 2023 financial statements, subject to the Loan Parties maintaining 1.75 EBITDA coverage ratio, and (iii) waive all prior Events of Default under the Credit Agreement. In conjunction with the amendment to the Credit Agreement, the parties entered into an amended and restated fee letter (the “Fee Letter”) pursuant to which the parties agreed to prepayment premiums of (i) 5% for payments made on or before December 31, 2022, (ii) 4% for payments made between January 1, 2023 and December 31, 2023, and (iii) 2% for payments made between January 1, 2024 and December 31, 2025 a.  Furthermore, the parties agreed that no prepayment premiums would be payable with respect to the first $5.0 million paid under the Term Loan, any payments made in relation to the $8.5 million due on or before February 28, 2023, any required amortization payments under the Credit Agreement and any mandatory prepayments by way of ECF or casualty events.

On June 21, 2022, the Company and substantially all of its direct and indirect subsidiaries (together with the Company, the “Loan Parties”), entered into a second amendment (the “Second Amendment”) to the four year term loan credit facility, originally entered into December 31, 2021 and as amended on April 4, 2022 (the “Credit Agreement”), with the Collateral Agent and Lender.

The Second Amendment to the Credit Agreement was entered into for purposes of the Lender funding a $2.5 million delayed draw term loan and adjusting certain terms to the Credit Agreement, including adjusting the Applicable Margin (as defined in the Second Amendment) to 13.25% for  LIBOR Rate Loans and 12.25% for Reference Rate Loans, increasing the definition of change of control from 33% voting power to 40% voting power, requiring the Company to engage a financial advisor, and allowing additional time, until July 15, 2022, for the Company to come into compliance with certain borrowing base requirements set forth in the Second Amendment to the Credit Agreement, among other adjustments.

During the six-month period ending June 30, 2022, the Company repaid principal of $1.3 million and interest of $3.6 million to Whitehawk.

Lind Global Marco Fund and Lind Global Asset Management

During the six months ended June 30, 2021, the Company repaid principal of $6.8 million and interest of $373 thousand, to Lind Global by issuing a total of 3.9 million shares of Class A common stock with an aggregate value of $9.9 million to Lind Global and recognized a loss extinguishment of debt of approximately $2.7 million.

Paycheck Protection Program Loan

On May 22, 2020, the Company received loan proceeds of $1.09 million under the Paycheck Protection Program.  During 2021, the Company applied for forgiveness in the amount of $835,500. On March 2, 2022, we received a decision letter from the lender that the forgiveness application had been approved, leaving a remaining balance of $173,100 to be paid. The Company received a payment schedule from our lender on May 5, 2022, extending the payoff date until May 2025.

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

Accounts Receivable Financing – Sallyport Commercial Finance

On September 30, 2020, Boxlight Inc., and EOS EDU LLC entered into an asset-based lending agreement with Sallyport Commercial Finance, LLC (“Sallyport”), which agreement has a 12-month term (the “Term”). Pursuant to the agreement, Sallyport agreed to purchase 90% of the eligible accounts receivable of the Company during the Term with a right of recourse back to the Company if the receivables are not collectible. This agreement requires a minimum monthly sales volume of $1,250,000 with a maximum facility limit of $8,000,000. Advances against this agreement accrue interest at the rate of 3.50% in excess of the highest prime rate publicly announced from time to time with a floor of 3.25%. In addition, the Company is required to pay a daily audit fee of $950 per day. The Company granted Sallyport a security interest in all of the assets of Boxlight Inc. and Genesis Collaboration, LLC.

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

NOTE 10 – DERIVATIVE LIABILITIES

The Company determined that certain warrants to purchase common stock do not satisfy the criteria for classification as equity instruments due to the existence of certain net cash and non-fixed settlement provisions that are not within the sole control of the Company. Conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. Such warrants are measured at fair value at each reporting date, and the changes in fair value are included in determining net income (loss) for the period. The Company used a Monte Carlo Simulation model to determine the fair value of the derivative liabilities at June 30, 2022 and December 31, 2021.

June 30, 2022
Common stock issuable upon exercise of warrants	3,434,103
Market value of common stock on measurement date	$0.68
Exercise price	$1.19
Risk free interest rate (1)	2.97%
Expected life in years	4.5 years
Expected volatility	81.1%
Expected dividend yields (2)	—%

December 31, 2021
Common stock issuable upon exercise of warrants	2,043,291
Market value of common stock on measurement date	$1.38
Exercise price	$2.00
Risk free interest rate (1)	1.25%
Expected life in years	5 years
Expected volatility	79%
Expected dividend yields (2)	—%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The Company does not expect to pay a dividend in the foreseeable future.

NOTE 11 – INCOME TAXES

Pretax (loss) income resulting from domestic and foreign operations is as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	June 30	June 30,
	2022	2021
United States	$510	$(105)
Foreign	(443)	407
Total pretax book income	$67	$302

	Six Months Ended	Six Months Ended
	June 30	June 30,
	2022	2021
United States	$(3,908)	$(5,428)
Foreign	(966)	583
Total pretax book loss	$(4,874)	$(4,845)

The Company recorded income tax expense of $41 thousand and $2.5 million for the three months ended June 30, 2022 and June 30, 2021, respectively and income tax benefit of $45 thousand and income tax expense of $2.5 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The year-to-date effective tax rate is 0.9% due to there being no material tax expense/benefit for the legacy Boxlight entities, due to their valuation allowance position, while the Sahara entities are fully taxable.

The decrease in tax expense year-over-year is largely due to foreign pretax book loss for the three months ended June 30, 2022 as compared to foreign pretax income for the three months ended June 30, 2021, as well as the impact of a significant tax rate change in the UK on the Company’s deferred tax liability that was recorded in the three months ended June 30, 2021.

The Company operates in the United States, United Kingdom, and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned.

The legacy Boxlight entities are in a net deferred tax asset position in the United States, the United Kingdom, and other jurisdictions, primarily driven by the aforementioned net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. For example, in the United States, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because U.S. tax laws limit the time during which the net operating losses generated prior to 2018 may be applied against future taxes, if the Company fails to generate U.S. taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on its net deferred tax asset at June 30, 2022 and December 31, 2021.

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

The tax years from 2009 to 2022 remain open to examination in the U.S. federal jurisdiction.  The tax years from 2020 to 2022 remain open to examination in the U.K.  Statutes of limitations vary in other immaterial jurisdictions.  During the second quarter of 2021, the Company became aware of a potential state tax exposure for failure to file minimum tax returns in a state for several years. The Company has recorded an exposure item of $82 thousand for its best estimate of the amount for which it will settle the exposure. This amount includes $24 thousand of income tax and $58 thousand of penalties and interest. The Company has not identified any other material uncertain tax positions at this time.

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

Issuance of preferred shares

Series A Preferred Stock

At the time of the Company’s initial public offering, the Company issued 250,000 shares of the Company’s non-voting convertible Series A preferred stock to Vert Capital for the acquisition of Genesis. All of the Series A preferred stock was convertible into 398,406 shares of Class A common stock, at the discretion of the Series A stockholder. On August 5, 2019, a total of 82,028 shares of Series A preferred stock were converted into a total of 130,721 shares of Class A common stock. As of June 30, 2022, a total of 167,972 shares of Series A preferred stock remained outstanding.

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

To the extent not previously converted into the Company’s Class A common stock, the outstanding shares of Series B Preferred Stock shall be redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 upon, 30 days prior written notice to the holders, for a redemption price, payable in cash, equal to the sum of (a) ($10.00) multiplied by the number of shares of Series B Preferred Stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. The Series C Preferred Stock is also subject to redemption on the same terms commencing January 1, 2026. The aggregate estimated fair value of the Series B and C Preferred Stock of $28.5 million was included as part of the total $94.9 million consideration paid for the purchase of Sahara.

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

Common Stock

The Company’s common stock consists of 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock would automatically convert into shares of Class A common stock. As of June 30, 2022 and December 31, 2021, the Company had 66,207,717 and 63,821,901 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at June 30, 2022 or December 31, 2021.

Issuance of common stock

Credit Facility

In conjunction with its receipt of the Whitehawk loan, the Company issued to the Whitehawk 528,169 shares of Class A  common stock, which were registered pursuant to the Company’s existing shelf registration statement and were delivered to the Whitehawk in January 2022.

Debt Conversion

During the three months ended June 30, 2021, the Company repaid principal of $3.2 million and interest of $169 thousand by issuing 1.65 million shares Class A common stock to Lind and recognized a $0.5 million loss. During the six months ended June 30, 2021, the Company repaid principal of $6.8 million and interest of $373 thousand by issuing 3.9 million shares Class A common stock with an aggregate value of $9.9 million to Lind and recognized a $2.7 million loss.

Accounts Payable and Other Liabilities Conversion

During the six months ended June 30, 2021, the Company converted $2.0 million of EDI accounts payable in exchange for 793 thousand shares of Class A common stock with an aggregate value of $1.6 million and recognized a $357 thousand gain.

Conversion of restricted stock units

During the three and six months ended June 30, 2022, respectively, 544,688 and 1,660,806 restricted stock units vested and were converted into Class A common stock. During the three and six months ended June 30, 2021, 484,824 and 543,642 restricted stock units vested and were converted into Class A common stock.

Exercise of stock options

During the three and six months ended June 30, 2022, options to purchase a total of 140,591 and 196,841 shares of Class A common stock were exercised. During the three months ended June 30, 2021, no shares options were exercised and during the six months ended June 30, 2021, options to purchase a total of 322,434 shares of Class A common stock were exercised.

Exercise of warrants

No warrants were exercised during the six months ending June 30, 2022. No warrants were exercised during the three months ended June 30, 2021. During the six months ended June 30, 2021, 20,749 warrants were exercised, with an exercise price of $0.42 per share.

NOTE 13 – STOCK COMPENSATION

Grants made under the Equity Incentive Plans must be approved by the Company’s board of directors. As of June 30, 2022, the total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees and consultants of the Company or a subsidiary of the Company under the Company’s 2021 Equity Incentive Plan were 2,663,454 shares.

Stock Options

Under the Company’s stock option program, pursuant to the Equity Incentive Plans, an employee receives an award that provides the opportunity in the future to purchase the Company’s shares at the market price of the stock on the date the award is granted (the strike price). The options become exercisable over a range of immediately vested to four-year vesting periods and expire five years from the grant date, unless stated differently in the option agreements, if they are not exercised. Stock options have no financial statement effect on the date they are granted but rather are reflected over time through compensation expense. We record compensation expense based on the estimated fair value of the awards which is amortized as compensation expense on a straight-line basis over the vesting period. Accordingly, total expense related to the award is reduced by the fair value of options that are forfeited by employees that leave the Company prior to vesting.

The following is a summary of the option activities during the six months ended June 30, 2022:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Units	Exercise Price	Term (in years)
Outstanding, December 31, 2021	4,054,116	$1.92	$2.29
Granted	1,071,744	$1.19
Exercised	(196,841)	$0.32
Cancelled	(699,014)	$1.79
Outstanding, June 30, 2022	4,230,005	$1.83	2.49
Exercisable, June 30, 2022	2,874,787	$2.27	$1.97

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. As of June 30, 2022 and December 31, 2021, the stock options had an intrinsic value of approximately $168 thousand and $1.9 million, respectively.

On May 3, 2022, the Boxlight board of directors adopted a resolution, in exchange for a three year non-compete agreement, to grant James Mark Elliott, a member of the board and former CEO of the Company, an extension for one year, of previously granted stock options to purchase a total of 577,675 shares of Class A common stock, par value $0.001 per share, which had expired on January 12, 2022. The stock price on the remeasurement date was $1.04 and the fair value of the stock is $314,000.

Restricted Stock Units

Under the Company’s Equity Incentive Plans the Company may grant restricted stock units (“RSUs”) to certain employees and non-employee directors. Upon granting the RSUs, the Company recognizes a fixed compensation expense equal to the fair market value of the underlying shares of RSUs granted on a straight-line basis over the requisite services period for the RSUs. Compensation expense related to the RSUs is reduced by the fair value of units that are forfeited by employees that leave the Company prior to vesting. The RSUs vest over a range of immediately vested to four-year vesting periods in accordance with the terms of the applicable RSU grant agreement.

The following is a summary of the RSU activities during the six months ended June 30, 2022.

		Weighted
		Average
		Grant Date Fair
	Number of Units	Value
Outstanding, December 31, 2021	1,973,947	$1.81
Granted	2,411,662	$1.20
Vested	(836,497)	$1.87
Forfeited	(58,611)	$1.37
Outstanding, June 30, 2022	3,490,501	$1.38

On March 21, 2022, the Company granted an aggregate of 348,840 RSUs to its board members. These RSUs vest ratably over one year and had an aggregated fair value of approximately $450 thousand on the grant date.

On February 14, 2022, with an effective date of January 1, 2022, the Company entered into a letter agreement with Michael Pope, the Chairman and Chief Executive Officer, extending Mr. Pope’s term of employment with the Company. Under the terms of the agreement, Mr. Pope received a grant of 163,637 RSU’s, valued at approximately $180,000, and vesting over three years and 494,069 options to purchase Class A Common Stock, which are valued using the Black-Scholes Model with the Company’s customary inputs.

On February 24, 2022, following approval by the Company’s board of directors, the Company’s senior management issued a total of 1,771,950 RSUs under the terms of Amendment No. 2 to the Boxlight Corporation 2014 Stock Incentive Plan, vesting over four years, as long-term incentive awards to its employees in the U.S. and Europe. The aggregate fair value of the shares was $2.1 million.

During the first quarter ended March 31, 2022, Jens Holstebro, a former FrontRow employee, received 39,683 in restricted shares of Class A common stock, valued at $50,000, as a bonus, which immediately vested.

Stock Compensation Expense

For the three and six months ended June 30, 2022 and 2021, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock options	$440	$154	$555	$391
Restricted stock units	489	154	1,506	1,467
Warrants	—	—	1	1
Total stock compensation expense	$929	$308	$2,062	$1,859

As of June 30, 2022, there was approximately $5.7 million of unrecognized compensation expense related to unvested options, restricted stock units, and warrants, which expense will be amortized over the remaining vesting period of such awards. Of that total, approximately $1.3 million is estimated to be recorded as compensation expense in the remaining six months of 2022.

NOTE 14 – RELATED PARTY TRANSACTIONS

Management Agreement

On January 31, 2018, the Company entered into a management agreement (the “Management Agreement”) with an entity owned and controlled by the Chief Executive Officer and Chairman, Michael Pope. The Management Agreement is separate and apart from Mr. Pope’s employment agreement with the Company. The Management Agreement will become effective as of the first day of the same month that Mr. Pope’s employment with the Company shall terminate. Thereafter, and for a term of 13 months, Mr. Pope shall provide consulting services to the Company including sourcing and analyzing strategic acquisitions, assisting with financing activities, and other services. As consideration for the services provided, the Company will pay a management fee equal to 0.375% of the consolidated net revenues of the Company, payable in monthly installments, not to exceed $250,000 in any calendar year. At his option, Mr. Pope may defer payment until the end of each year and/or receive payment in the form of shares of Class A common stock of the Company.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases seven office building facilities located in Lawrenceville, Georgia and Duluth, Georgia; Poulsbo, Washington; Lexington, Massachusetts; Scottsdale, Arizona; Miami, Florida and Utica, New York in the U.S., and two office building facilities in Dartford and Kent in the U.K. for sales, marketing, technical support, and service staff. During the second quarter of 2022, FrontRow entered into a building lease in Australia and assumed a lease from FrontRow’s former owner in Denmark. All such leased facilities are under non-cancelable lease agreements with terms ending from 2023 to 2027.

Purchase Commitments

The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. As of June 30, 2022, the total amount of such open inventory purchase orders was $11.6 million.

NOTE 16 – CUSTOMER AND SUPPLIER CONCENTRATION

There was one customer that accounts for greater than 10% of the Company’s consolidated revenues for the six months ended June 30, 2022. There were two customers that accounted for greater than 10% of the Company’s consolidated revenues for the six months ended June 30, 2021. Details are as follows:

	Total revenues		Total revenues from the	Accounts
	from the customer	Accounts	customer	receivable from
	as a percentage of	receivable from	as a percentage	the customer as
	total revenues	this customer as of	of total revenues	of
	for the year ended	June 30,	for the year	June 30,
	June 30,	2022 (in	ended June 20, 2021	2021 (in
Customer	2022	thousands)		thousands)
1	11.7%	$4,923	11.1%	$5,544
2	N/A	N/A	10.1%	$6,134

For the six months ended June 30, 2022 and 2021, the Company’s purchases were concentrated primarily with two vendors. Details are as follows:

	Total purchases		Total purchases
	from the vendor	Accounts payable	from the vendor	Accounts payable
	as a percentage of	(prepayment) to	as a percentage	(prepayment) to
	total cost of	the	of total cost of	the
	sales for	vendor as of	revenues for	vendor as of
	the year ended	June 30,	the year ended	June 30,
	June 30,	2022	June 30,	2021
Vendor	2022	(in thousands)	2021	(in thousands)
1	39.5%	$10,894	35.8%	$611
2	17.6%	$409	23.8%	$5,002

The Company believes there are other suppliers that could be substituted should the above cited supplier become unavailable or non-competitive.

NOTE 17 – SUBSEQUENT EVENTS

On July 22, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited institutional investor (the “Investor”) pursuant to which the Company agreed to issue and sell, in a registered direct offering directly to the Investor, 7 million shares (the “Shares”) of the Company’s Class A common stock, par value $0.0001 per share (“Common Stock”), pre-funded warrants (the “Pre-Funded Warrants”) to purchase 352,940 shares of Common Stock at an exercise price of $0.0001 per share, which Pre-Funded Warrants are to be issued in lieu of shares of Common Stock to ensure that the Investor does not exceed certain beneficial ownership limitations, and warrants to purchase an aggregate of 7,352,940 shares of Common Stock at an exercise price of $0.68 per share (the “Warrants”, and collectively with the Pre-Funded Warrants and the Shares, the “Securities”). The Securities were sold at a price of $0.68 per share for total gross proceeds to the Company of $5.0 million (the “Offering”), before deducting estimated offering expenses, and excluding the exercise of any Warrants or Pre-Funded Warrants. The Pre-Funded Warrants are exercisable immediately and the Warrants will be exercisable six months after the date of issuance and will expire five and a half years from the date of issuance. The net proceeds to the Company from the Offering were approximately $4.6 million, after deducting placement agent’s fees and estimated expenses payable by the Company, and excluding the exercise of any Warrants or Pre-Funded Warrants. The net proceeds received by the Company will be used for working capital purposes.

The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Investors and customary indemnification rights and obligations of the parties. Pursuant to the terms of the Purchase Agreement, the Company has agreed to certain restrictions on the issuance and sale of its Common Stock or Common Stock Equivalents (as defined in the Purchase Agreement) during the 60-day period following the closing of the Offering, which closed on July 26, 2022. The Securities were offered by the Company pursuant to the Company’s effective shelf registration statement on Form S-3 (SEC File No. 333-239939), which was declared effective on July 28, 2020 (the “Registration Statement”) and the prospectus supplement, filed July 26, 2022.

On July 6, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s Class A common stock was trading below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). The notification has no immediate effect on the Company’s Nasdaq listing and the Company’s Common Stock will continue to trade on Nasdaq under the ticker symbol “BOXL”.

In accordance with Nasdaq Rules, the Company has been provided an initial period of 180 calendar days, or until January 2, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If at any time before the Compliance Date the closing bid price for the Company’s Common Stock is at least $1.00 for a minimum of 10 consecutive business days, the Staff will provide the Company written confirmation of compliance with the Bid Price Requirement. If the Company does not regain compliance with the Bid Price Requirement by the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would then be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Requirement, and will need to provide written notice of its intention to cure the deficiency during the additional 180 calendar day compliance period, which compliance could be achieved by effecting a reverse stock split, if necessary. If the Company does not regain compliance with the Bid Price Requirement by the Compliance Date and is not eligible for an additional compliance period at that time, the Staff will provide written notification to the Company that its common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel. There can be no assurance that the Company will regain compliance or otherwise maintain compliance with any of the other listing requirements. Nonetheless, the Company intends to monitor the closing bid price of its Common Stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement.

On June 13, 2022, the Company entered into an employment agreement with Greg Wiggins, pursuant to which Mr. Wiggins commenced service as the Company’s Chief Financial Officer on July 5, 2022. Mr. Wiggins will receive annual base compensation of $250,000 and be eligible to receive a performance-based bonus of up to $75,000 per year. In addition, Mr. Wiggins was granted stock options entitling him to purchase 150,000 shares of the Company’s Class A common stock pursuant to the terms of Boxlight’s 2021 Equity Incentive Plan, and which options will vest in equal quarterly installments over a four-year term commencing on July 5, 2022. Mr. Wiggins is required to provide three months’ advance written notice to the Company prior to resignation. On April 5, 2022, the Company received notice from its Chief Financial Officer, Patrick Foley, that he was resigning from the Company. Mr. Foley provided the Company the six months advance notice in compliance with the terms of his employment agreement and stated that he is resigning for personal reasons and not due to any dispute with the Company. The Company and Mr. Foley agreed that his resignation is effective July 5, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere herein. The Management’s Discussion and Analysis (“MD&A”) contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this form. The actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

Historical results may not indicate future performance. The Company’s forward-looking statements reflect its current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Overview

We are a technology company that is seeking to become a world-wide leading innovator and integrator of interactive products and software for schools, education, business, and government interactive spaces. We currently design, produce and distribute interactive displays, collaboration software, supporting accessories and professional services. We also distribute science, technology, engineering, and math (or “STEM”) products, including a robotics and coding system, 3D printing solution and portable science lab. The Company’s products are integrated into its software suite that provides tools for presentation creation and delivery, assessment, and collaboration.

To date, we have generated substantially all of the Company revenue from the sale of hardware (primarily consisting of interactive displays) and software to the educational market in the United States and Europe.

We have also implemented a comprehensive plan to reach and maintain profitability both from our core business operations and as a result of making strategic business acquisitions. Highlights of the plan include:

●	Integrating products of the acquired companies and cross training sales representatives to increase their offerings and productivity.
●	Hiring new sales representatives with significant industry experience in their respective territories.
●	Expanding our reseller partner network both in key territories and in new markets, thereby increasing our penetration and reach.

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

On March 23, 2021, the Company acquired 100% of the outstanding shares of Interactive Concepts BV, a company incorporated and registered in Belgium and a distributor of interactive technologies (“Interactive Concepts”), for total consideration of approximately $3.3 million in cash, common stock, and deferred consideration. Interactive has been the Company’s key distributor in Belgium and Luxembourg.

Acquisition Strategy and Challenges

The Company’s growth strategy includes acquiring assets and technologies of companies that have products, technologies, industry specializations or geographic coverage that extend or complement existing business. The process to undertake a potential acquisition is time-consuming and costly. We expect to expend significant resources to undertake business, financial and legal due diligence on our potential acquisition targets, and there is no guarantee that we will complete any acquisition that we pursue.

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

Gross profit and gross profit margin

Gross profit and gross profit margin have been, and may in the future be, influenced by several factors including: product, channel, and geographical revenue mix; changes in product costs related to the release of projector models; component, contract manufacturing and supplier pricing and foreign currency exchange. As we primarily procure our product components and manufacture our products in Asia, our suppliers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on future average selling prices and unit costs. Gross profit and gross profit margin may fluctuate over time based on the factors described above.

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

Income tax expense

We are subject to income taxes in the jurisdictions in which we do business, including the United States, United Kingdom, Mexico, Sweden, Finland, Holland, and Germany. The United Kingdom, Mexico, Sweden, Finland, Holland, and Germany have a statutory tax rate different from that in the United States. Additionally, certain of the  Company’s international earnings are also taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Operating Results – Boxlight Corporation

For the three-month periods ended June 30, 2022 and 2021

Revenues. Total revenues for the three months ended June 30, 2022 were $59.6 million as compared to $46.8 million for the three months ended June 30, 2021, resulting in a 27.5% increase in revenue. Revenues primarily consist of hardware revenue, software revenue, and professional development. The increase in revenues was primarily due to the acquisition of FrontRow in December 2021, as well as increased demand for the Company’s solutions in the U.S. and Europe. FrontRow revenue for the three months ended June 30, 2022 was $6.8 million.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2022 was $42.8 million compared to $33.9 million for the three months ended June, 30, 2021, resulting in a 26.2% increase. Cost of revenues consists primarily of product cost, freight expenses, customs expense, and inventory adjustments. The increase in cost of revenues was associated with the acquisitions and growth of the business and was also due to additional increases in global freight/shipping which the company has experienced as a result of supply chain issues arising as a result of the COVID-19 pandemic. During 2021, the cost increase was approximately four times normal costs as compared to pre-pandemic levels. We expect such cost increases to continue throughout 2022.

Gross Profit. Gross profit for the three months ended June 30, 2022, was $16.8 million, as compared to $12.8 million for the three months ended June 30, 2021. The gross profit margin for the three months was 28.2% which is an increase of approximately 80 basis points compared to the comparable three months in 2021. Gross profit margin, adjusted for the net effect of acquisition-related purchase accounting of $1.2 million and $805 thousand, was 30.2% as compared to the 29.2%, as adjusted, reported for the three months ended June 30, 2022 and June 30, 2021, respectively. As previously reported gross margins continue to be adversely impacted by supply chain challenges with increased freight costs which are now expected to continue throughout 2022.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2022 were $15.3 million and 25.7% of revenues, as compared to $10.8 million and 23.1% of revenues for the three months ended June 30, 2021. The increase was mainly a result of new hires for planned growth and stock compensation issuances.

Research and Development Expenses. Research and development expenses were $649 thousand and 1.1% of revenues for the three months ended June 30, 2022, as compared to $481 thousand and 1.0% of revenues for the three months ended June 30, 2021.

Other Income (Expense). Other expense (net) for the three months ended June 30, 2022 was $814 thousand, as compared to $1.3 million for the three months ended June 30, 2021. Other expense decreased primarily due to $1.6 million decrease in the fair value of derivative liabilities, and $536 thousand less in losses recognized upon the settlement of certain debt obligations in exchange for issuance of common shares in 2021, partially offset by a $1.7 million increase in interest expense associated with increased borrowings due to the new credit facility.

Income Tax Expense. Income tax expense for the three months ending June 30, 2022 was $41 thousand, as compared to $2.5 million in income tax expense for the three months ended June 30, 2021. This significant decrease in income tax expense year-over-year is primarily due to the Company’s recording the discrete impact of a change in UK tax rates that was enacted during second quarter 2021.  The Company recorded $2.2 million of income tax expense in 2021 to adjust its deferred tax liability in the UK to this new rate.   The remaining decrease in income tax expense is due to the lower earnings in 2022 as compared to 2021 in our foreign jurisdictions.

Net Income (Loss). Net income was $26 thousand in the three months ended June 30, 2022 and a $2.2 million loss for the three months ended June 30, 2021, respectively.

For the six-month periods ended June 30, 2022 and 2021

Revenues. Total revenues for the six months ended June 30, 2022 were $110.2 million as compared to $80.2 million for the six months ended June 30, 2021, resulting in a 37.5% increase. The increase in revenues was primarily due to the acquisitions of Interactive Concepts in March 2021 and FrontRow in December 2021, as well as increased demand for our solutions in the U.S., Europe, Middle East, and Africa. Organic revenue growth for Boxlight for the first half of 2022 was 19.5%. FrontRow revenue for the first six months of 2022 was $13.3 million and Interactive was $407 thousand.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2022 were $80.8 million as compared to $58.8 million for the six months ended June 30, 2021, resulting in an 37.4% increase. The increase in cost of revenues was associated with the acquisitions and growth of the business as discussed above and was also due to additional increases in global freight/shipping which the company has experienced following the COVID-19 pandemic. In 2021 we reported the cost increase to be approximately four times higher compared to pre-pandemic levels, this is expected to continue throughout 2022.

Gross Profit. Gross profit for the six months ended June 30, 2022 was $29.5 million as compared to $21.4 million for the six months ended June 30, 2021. The gross profit margin remained flat at 26.7% for the six months ended June 30, 2021 and for the six months ending June 30, 2022.

General and Administrative Expenses. General and administrative (“G&A”) expense for the six months ended June 30, 2022 were $30.8 million and 27.9% of revenue as compared to $20.9 million and 26.1% of revenue for the six months ended June 30, 2021. The increase in G&A expenses resulted from additional personnel costs associated with the acquired FrontRow operations, new hires for planned growth and stock compensation issuances.

Research and Development Expenses. Research and development expenses were $1.3 million and 1.1% of revenue for the six months ended June 30, 2022 as compared to $955 thousand and 1.2% of revenue for the six months ended June 30, 2021.

The increase in research and development expense was primarily driven by an increase in contract services related to software development.

Other Income (Expense). Other expense, net for the six months ended June 30, 2022 was $2.3 million as compared to other expense, net, of $4.4 million for the six months ended June 30, 2021, a decrease of $2.1 million. The decrease was primarily due to a $2.4 million loss recognized upon the settlement of certain debt obligations in exchange for issuance of common shares in 2021 coupled with a gain of $0.9 million recognized upon the settlement of certain debt obligations in 2022 and by a $1.9 million change in the fair value of derivative liabilities, offset by a $3.0 million increase in interest expense associated with increased borrowings due to the new credit facility.

Income Tax Expense. Income tax benefit for the six months ending June 30, 2022 was $45 thousand, as compared to $2.5 million in income tax expense for the six months ended June 30, 2021. This significant decrease in income tax expense year-over-year is primarily due to the Company’s recording the discrete impact of a change in UK tax rates that was enacted during second quarter 2021.  The Company recorded $2.2 million of income tax expense in 2021 to adjust its deferred tax liability in the UK to this new rate.   The remaining decrease in income tax expense is due to the lower earnings in 2022 as compared to 2021 in our foreign jurisdictions.  The effective tax rate is 0.93% for the six months ended June 30, 2021.   The primary reason for this low rate is that there is no material income tax expense on the U.S. operations due to existing net operating loss carryforwards that are offset by a valuation allowance.

Net Loss. Net loss was $4.8 million and $7.4 million for the six months ended June 30, 2022 and 2021 respectively. The decrease in the net loss was primarily due to a $1.7 change in the fair value of the Whitehawk derivative liability, a decrease in loss on settlement of liabilities, partially offset by an increase in interest expense due to the new credit facility.

To provide investors with additional insight and allow for a more comprehensive understanding of the information used by management in its financial and decision-making surrounding operations, we supplement our condensed consolidated financial statements which are prepared in accordance with GAAP with EBITDA and Adjusted EBITDA, both non-GAAP financial measures of earnings.

EBITDA represents net income (loss) before income tax expense, interest income, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, plus stock compensation expense, the change in fair value of derivative liabilities, purchase accounting impact of fair valuing inventory and deferred revenue, and non-cash losses associated with debt settlement and gain on the forgiveness of our PPP loan. Management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of the Company’s business model, and to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. Investors should consider the Company’s non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains reconciliations of net losses to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$26	$(2,220)	$(4,829)	$(7,388)
Depreciation and amortization	2,266	1,815	4,587	3,567
Interest expense	2,417	764	4,733	1,782
Income tax expense (benefit)	41	2,522	(45)	2,543
EBITDA	$4,750	$2,881	$4,446	$504
Stock compensation expense	929	1,182	2,062	1,859
Change in fair value of derivative liabilities	(1,660)	(41)	(1,650)	225
Purchase accounting impact of fair valuing inventory	589	15	1,206	30
Purchase accounting impact of fair valuing deferred revenue	589	790	1,238	1,597
Net loss on settlement of debt	(3)	533	(856)	2,735
Adjusted EBITDA	$5,194	$5,360	$6,446	$6,950

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

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $11.6 million, a working capital balance of $53.8 million, and a current ratio of 1.99. This financial position represents a significant improvement from a year ago at June 30, 2021 when we had $7.4 million of cash and cash equivalents, a working capital balance of $26.7 million, and a current ratio of 1.52.

In addition to the cash flows generated by our ongoing operating activities we financed our operations during first six months of 2022 with our new credit facility from Whitehawk.

Given uncertainty surrounding global supply chains, global markets and general global economic uncertainty as a result of the ongoing conflict between Russia and the Ukraine and the continuing COVID-19 pandemic, the availability of debt and equity capital has been reduced and the cost of capital has increased. Increasing our capital through equity issuance at this time could cause significant dilution to our existing stockholders. However, we are confident that the Company will be able to manage through the current challenges in the equity and debt finance markets by managing payment terms with customers and vendors.

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

Recent Financing;

See Footnote 9 – Debt for a discussion of recent financing.

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

During 2022, the Company’s management has engaged professional services firms to assist with the preparation of the review of the income tax provision. Management has also engaged third-party professional services who prepared and valuation of  warrants issued in connection with Whitehawk credit facility. There were no additional changes made in the internal controls over financial reporting for the quarter ended June 30, 2022, that have materially affected our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Company has experienced challenges within the global supply chain which has impacted the business in three key areas: (i) movement and/or delay in production schedules due to component shortages, (ii) continued delays to global shipping and receipt of goods and (iii) increased shipping costs which has reduced gross profit margin. In addition, there is presently a global silicon chip supply shortage that could potentially cause disruptions in its supply chain. While the Company’s business has not yet been affected by such disruption, in the event any of the Company’s suppliers experience such supply chain disruption, there is potential that such disruption could ultimately affect our ability to timely obtain and deliver finished goods and products. Furthermore, there is heightened uncertainty surrounding global supply chains, global markets and general global economic uncertainty as a result of the ongoing conflict between Russia and the Ukraine and the continuing COVID-19 pandemic.

For additional risk factors pertinent to the Company’s business please refer to the Part I Item 1A of the Company’s 2021 Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 26, 2022).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed July 26, 2022).
10.1	Employment Agreement dated June 13, 2022, between Boxlight Corporation and Greg Wiggins (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 14, 2022).
10.2

Second Amendment to Credit Agreement (including Exhibit A), dated June 21, 2022, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 27, 2022).

10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 26, 2022).
10.4

Form of Placement Agency Agreement, dated July 22, 2022, between Boxlight Corporation and Maxim Group LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 26, 2022).

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

BOXLIGHT CORPORATION

August 11, 2022	By:	/s/ Michael Pope
Michael Pope
Chief Executive Officer

August 11, 2022	By:	/s/ Greg Wiggins
Greg Wiggins
Chief Financial Officer (Principal Financial and Accounting Officer)