Form 10-Q
period 2022-09-30
Boxlight Corp
filed 2022-11-09
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock on November 7, 2022 was 74,124,212.

BOXLIGHT CORPORATION

		Page No.

	PART I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2022 and 2021	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	4

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months and nine months ended September 30, 2022 and 2021	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	37

Item 4.	Controls and Procedures	37

	PART II. Other Information

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	39

Item 6.	Exhibits	39

	Signatures	40

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boxlight Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues, net	$68,736	$61,008	$178,967	$141,186
Cost of revenues	47,716	45,210	128,497	104,002
Gross profit	21,020	15,798	50,470	37,184

Operating expense:
General and administrative expenses	13,952	11,933	44,714	32,844
Research and development	604	355	1,865	1,310
Total operating expense	14,556	12,288	46,579	34,154

Income from operations	6,464	3,510	3,891	3,030

Other income (expense):
Interest expense, net	(2,598)	(870)	(7,330)	(2,652)
Other income (expense), net	(128)	34	(204)	54
Gain (loss) on settlement of liabilities, net	—	(614)	856	(2,992)
Changes in fair value of derivative liabilities	(113)	60	1,537	(164)
Total other expense	(2,839)	(1,390)	(5,141)	(5,754)
Income (loss) before income taxes	$3,625	$2,120	$(1,250)	$(2,724)
Income tax expense	(520)	(1,391)	(475)	(3,936)
Net income (loss)	$3,105	$729	$(1,725)	$(6,660)
Fixed dividends - Series B Preferred	(317)	(317)	(952)	(952)
Deemed contribution -Series B Preferred	—	—	—	367
Net income (loss) attributable to common stockholders	$2,788	$412	$(2,677)	$(7,245)

Comprehensive loss:
Net income (loss)	$3,105	$729	$(1,725)	$(6,660)
Other comprehensive loss:
Foreign currency translation adjustment	(5,040)	(2,008)	(11,449)	(1,738)
Total comprehensive loss	$(1,935)	$(1,279)	$(13,174)	$(8,398)

Net income (loss) per common share – basic	$0.04	$0.01	$(0.04)	$(0.12)

Net income (loss) per common share – diluted	$0.03	$0.01	$(0.04)	$(0.12)

Weighted average number of common shares outstanding – basic	71,547	60,094	67,458	57,723

Weighted average number of common shares outstanding – diluted	89,574	64,710	67,458	57,723

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Condensed Consolidated Balance Sheets

As of September 30, 2022 and December 31, 2021

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,952	$17,938
Accounts receivable – trade, net of allowances	51,254	29,573
Inventories, net of reserves	49,435	51,591
Prepaid expenses and other current assets	9,013	9,444
Total current assets	131,654	108,546

Property and equipment, net of accumulated depreciation	1,675	1,073
Operating lease right of use asset	4,370	—
Intangible assets, net of accumulated amortization	51,913	65,532
Goodwill	24,524	26,037
Other assets	363	248
Total assets	$214,499	$201,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$48,410	$33,638
Short-term debt	9,224	9,804
Operating lease liabilities, current	1,767	—
Deferred revenues, current	8,194	7,575
Derivative liabilities	1,527	3,064
Other short-term liabilities	258	667
Total current liabilities	69,380	54,748

Deferred revenues, non-current	15,016	13,952
Long-term debt	44,056	42,137
Deferred tax liabilities, net	8,036	8,449
Operating lease liabilities, non-current	2,594	—
Other long-term liabilities	148	340
Total liabilities	139,230	119,626

Commitments and contingencies (Note 15)
Mezzanine equity:
Preferred Series B, 1,586,620 shares issued and outstanding	16,146	16,146
Preferred Series C, 1,320,850 shares issued and outstanding	12,363	12,363
Total mezzanine equity	28,509	28,509

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 167,972 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 74,123,492 and 63,821,901 Class A shares issued and outstanding, respectively	7	6
Additional paid-in capital	117,499	110,867
Accumulated deficit	(63,025)	(61,300)
Accumulated other comprehensive (loss) income	(7,721)	3,728
Total stockholders’ equity	46,760	53,301

Total liabilities and stockholders’ equity	$214,499	$201,436

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2022

(unaudited)

(in thousands, except share amounts)

						Accumulated
	Series A		Class A		Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Total

Balance as of June 30, 2022	167,972	$—	66,207,717	$7	$112,352	$(2,681)	$(66,130)	$43,548

Shares issued for:

Shares issued for acquisition	—	—	230,770	—	150	—	—	150

Issuance of warrants and prefunded warrants	—	—	—	—	2,348	—	—	2,348

Warrants exercised	—	—	352,940	—	—	—	—	—

Issuance of stock, net	—	—	7,000,000	—	2,352	—	—	2,352

Vesting of restricted share units	—	—	332,065	—	11	—	—	11

Stock compensation	—	—	—	—	603	—	—	603

Foreign currency translation	—	—	—	—	—	(5,040)	—	(5,040)

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net income	—	—	—	—	—	—	3,105	3,105

Balance as of September 30, 2022	167,972	$—	74,123,492	$7	$117,499	$(7,721)	$(63,025)	$46,760

Balance as of December 31, 2021	167,972	$—	63,821,901	$6	$110,867	$3,728	$(61,300)	$53,301

Shares issued for:

Stock options exercised	—	—	193,841	—	69	—	—	69

Shares issued for acquisition	—	—	230,770	—	150	—	—	150

Issuance of warrants and prefunded warrants	—	—	—	—	2,348	—	—	2,348

Debt issuance costs	—	—	528,169	—	—	—	—	—

Vesting of restricted share units	—	—	1,995,871	—	—	—	—	—

Stock compensation	—	—	—	—	2,665	—	—	2,665

Issuance of stock	—	—	7,000,000	1	2,352	—	—	2,353

Warrants exercised	—	—	352,940	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	(11,449)	—	(11,449)

Fixed dividends Preferred Series B	—	—	—	—	(952)	—	—	(952)

Net loss	—	—	—	—	—	—	(1,725)	(1,725)

Balance as of September 30, 2022	167,972	$—	74,123,492	$7	$117,499	$(7,721)	$(63,025)	$46,760

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 2021

(unaudited)

(in thousands, except share amounts)

						Accumulated
	Series A		Class A		Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance as of June 30, 2021	167,972	$—	59,102,072	$6	$100,559	$5,461	$(54,886)	$51,140

Shares issued for:

Conversion of restricted shares	—	—	216,418	—	—	—	—	—

Conversion of debt obligations	—	—	1,755,009	—	3,911	—	—	3,911

Stock options exercised	—	—	162,400	—	159	—	—	159

Warrants exercised	—	—	75,000	—	152	—	—	152

Stock compensation	—	—	—	—	1,161	—	—	1,161

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Foreign currency translation	—	—	—	—	—	(2,008)	—	(2,008)

Net income	—	—	—	—	—	—	729	729

Balance as of September 30, 2021	167,972	$—	61,310,899	$6	$105,625	$3,453	$(54,157)	$54,927

Balance as of December 31, 2020	167,972	$—	53,343,518	$6	$86,768	$5,192	$(47,498)	$44,468

Shares issued for:

Conversion of accounts payable liabilities	—	—	793,375	—	1,626	—	—	1,626

Conversion of debt obligations	—	—	5,693,481	—	13,783	—	—	13,783

Conversion of restricted shares	—	—	760,060	—	—	—	—	—

Stock compensation	—	—	—	—	3,020	—	—	3,020

Stock options exercised	—	—	481,834	—	405	—	—	405

Warrants exercised	—	—	95,749	—	203	—	—	203

Shares issued for acquisition	—	—	142,882	—	404	—	—	404

Fixed dividends Preferred Series B	—	—	—	—	(951)	—	—	(951)

Deemed contribution from Series B preferred	—	—	—	—	367	—	—	367

Foreign currency translation	—	—	—	—	—	(1,739)	—	(1,739)

Net loss	—	—	—	—	—	—	(6,659)	(6,659)

Balance as of September 30, 2021	167,972	$—	61,310,899	$6	$105,625	$3,453	$(54,157)	$54,927

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2022 and 2021

(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,725)	$(6,660)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount and issuance cost	1,645	1,473
Bad debt expense (recovery)	9	(114)
(Gain) loss on settlement of liabilities	(856)	2,992
Changes in deferred tax assets and liabilities	(654)	912
Change in allowance for sales returns and volume rebate	431	542
Change in inventory reserve	634	56
Change in fair value of derivative liability	(1,537)	164
Shares issued for interest payment on notes payable	—	512
Stock compensation expense	2,665	3,020
Depreciation and amortization	6,818	5,264
Non-cash lease expense	(20)	—
Changes in operating assets and liabilities:
Accounts receivable – trade	(26,240)	(26,658)
Inventories	(4,722)	(10,084)
Prepaid expenses and other assets	(41)	(8,375)
Other assets	(332)	—
Accounts payable and accrued expenses	21,592	17,865
Other liabilities	(1,737)	2,134
Deferred revenues	4,570	3,875
Net cash provided by (used in) operating activities	500	(13,082)

Cash flows from investing activities:
Business acquisitions (net of cash acquired)	—	(804)
Asset acquisition	(100)	—
Purchases of property and equipment, net	(960)	(139)
Net cash used in investing activities	(1,060)	(943)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, net of issuance costs	4,700	405
Proceeds from issuances of short-term debt	2,500	43,269
Proceeds from exercise of options and warrants	70	—
Principal payments on debt	(1,878)	(35,487)
Debt issuance costs	—	(70)
Payments of fixed dividends to Series B Preferred stockholders	(952)	(952)
Net cash provided by financing activities	4,440	7,165

Effect of foreign currency exchange rates	134	(377)

Net increase (decrease) in cash and cash equivalents	4,014	(7,237)

Cash and cash equivalents, beginning of the period	17,938	13,460

Cash and cash equivalents, end of the period	$21,952	$6,223

Supplemental cash flow disclosures:

Cash paid for income taxes	$1,615	$1,458
Cash paid for interest	$7,346	$2,130

Non-cash investing and financing transactions:
Shares issued to settle accounts payable	$—	$1,626
Exercise of warrants	$—	$203
Deemed contribution - Series B Preferred	$—	$367
Deferred consideration for acquisition	$—	$537
Shares issued to convert notes payable and accrued interest	$—	$13,786
Shares issued for asset acquisition	$150	$403

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Boxlight Corporation, a Nevada Corporation, (“Boxlight”) designs, produces and distributes interactive technology solutions to the education, corporate and government markets under its Clevertouch and Mimio brands. The Company’s solutions include interactive displays, collaboration software, supporting accessories and professional services.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2022
Derivative liabilities - warrant instruments	$—	$—	$1,527	$1,527

	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2021
Derivative liabilities - warrant instruments	$—	$—	$3,064	$3,064

The following tables reconcile the beginning and ending balances of the warrant instruments within Level 3 of the fair value hierarchy:

(in thousands)
Balance, June 30, 2022	$1,414
Change in fair value of derivative liabilities	113
Balance, September 30, 2022	$1,527

(in thousands)
Balance, December 31, 2021	$3,064
Change in fair value of derivative liabilities	1,537
Balance, September 30, 2022	$1,527

(in thousands)
Balance, June 30, 2021	$536
Exercise of warrants	(171)
Change in fair value of derivative liabilities	(9)
Balance, September 30, 2021	$356

(in thousands)
Balance, December 31, 2020	$363
Exercise of warrants	(171)
Change in fair value of derivative liabilities	164
Balance, September 30, 2021	$356

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

For the three months ended September 30, 2022 and September 30, 2021, where the Company had income, approximately 17.7 million and 1.89 million of potentially dilutive shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the nine months ended September 30, 2022 potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 7.2 million shares from options to purchase common shares and unvested restricted shares as well as 10.8 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 17.8 million from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive. For the nine months ended September 30, 2021 potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 6.7 million shares from options to purchase common shares and unvested restricted shares as well as 265,000 shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 17.8 million from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive.

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

Significant Judgments

For contracts with multiple performance obligations, each of which represent promises within a contract that are distinct, the Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices (“SSPs”). The Company’s products and services included in its contracts with multiple performance obligations generally are not sold separately and there are no observable prices available to determine the SSP for those products and services. Since observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the unique facts and circumstances related to each performance obligation including, when applicable, the estimated cost to provide the performance obligation, market trends in the pricing for similar offerings, product-specific business objectives, and competitor or other relevant market pricing and margins. Because observable prices are generally not available for the Company’s performance obligations that are sold in bundled arrangements, the Company does not apply the residual approach to determining SSP. However, the Company does have performance obligations for which pricing is highly variable or uncertain, and contracts with those performance obligations generally contain multiple performance obligations with highly variable or uncertain pricing. For these contracts the Company allocates the transaction price to those performance obligations using an alternative method of allocation that is consistent with the allocation objective and the guidance on determining SSPs considering, when applicable, the estimated cost to provide the performance obligation, market pricing for competing product or service offerings, residual values based on the estimated SSP for certain goods, product-specific business objectives, incremental values for bundled transactions that include a service relative to similar transactions that exclude the service, and competitor pricing and margins. A separate price has not been established by the Company for performance obligations generally included in its contracts. In addition, the Company’s contracts generally include performance obligations that are never sold separately, are proprietary in nature, and the related selling price of these products and services is highly variable or uncertain. Therefore, the SSP of these products and services is estimated using the alternative method described above.

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

The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying condensed consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company has no material contract assets as of September 30, 2022, or December 31, 2021. During the three months ended September 30, 2022, and September 30, 2021, the Company recognized $2.2 million and $2.5 million of revenue that was included in the deferred revenue balance as of December 31, 2021, and December 31, 2020, respectively. During the nine months ended September 30, 2022, and September 30, 2021, the Company recognized $5.8 million and $4.4 million of revenue that was included in the deferred revenue balance as of December 31, 2021 and December 31, 2020, respectively.

Variable Consideration

The Company’s otherwise fixed consideration in its customer contracts may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly for “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering or otherwise determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method based on historical experience and are measured at each reporting date. There was no material revenue recognized in the three and nine months ended September 30, 2022 related to changes in estimated variable consideration that existed at June 30, 2022 or December 31, 2021.

Remaining Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of September 30, 2022 and December 31, 2021, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $23.2 million and $21.5 million, respectively. The Company expects to recognize revenue on 33% of the remaining performance obligations during the next twelve months, 26% in the following twelve months, 22% in the twelve months ended September 30, 2025, 14% in the twelve months ended September 30, 2026, with the remaining 5% recognized thereafter.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Product revenues:
Hardware	$64,601	$57,400	$167,967	$131,865
Software	906	1,395	3,959	3,445
Service revenues:
Professional services	1,359	534	2,192	1,103
Maintenance and subscription services	1,870	1,679	4,849	4,773
	$68,736	$61,008	$178,967	$141,186

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

Certain sales commissions incurred by the Company are determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would be recognized over a period that is one year or less, the Company has elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Total deferred commissions, net of accumulated amortization, was $274 thousand at September 30, 2022.

Bill and Hold Arrangements

From time to time the Company enters custodial bill and hold arrangements with customers. Each arrangement is reviewed, and revenue is recognized only when the following criteria have been met: (1) the reason for the bill-and-hold arrangement is substantive (2) the product is identified as the customer’s asset (3) the product is ready for delivery to the customer (4) there must be a fixed schedule for delivery (5) the seller cannot use the product or direct the product to another customer. At September 30, 2022, $5.3 million of revenue was recognized for goods that will be delivered to a customer during the fourth quarter.

RECENTLY ADOPTED ACCOUNTING STANDARDS

Leases

Accounting Standards Update ("ASU") No. 2016-02 "Leases” (Topic 842), as amended, requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company elected the modified retrospective approach which we applied on January 1, 2022, and therefore have not restated comparative periods. The Company elected certain relief options offered in ASU 2016-02 including the package of practical expedients, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company also elected the practical expedient to not separate lease and non-lease components, which allows it to account for lease and non-lease components as a single component. Finally, the Company elected the hindsight practical expedient to determine the lease term for existing leases.

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

In order to finance the acquisition of FrontRow, the Company and substantially all of its direct and indirect subsidiaries, including Boxlight and FrontRow as guarantors, entered into a term loan credit facility with Whitehawk Finance LLC described in more detail in Note 9.

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

Interactive Concepts

On March 23, 2021, the Company acquired 100% of the outstanding shares of Interactive Concepts BV, a company incorporated and registered in Belgium and a distributor of interactive technologies (“Interactive”), for total consideration of approximately $3.3 million in cash, common stock and deferred consideration. Interactive has been Boxlight’s key distributor in Belgium and Luxembourg.

The following table summarizes the estimated acquisition date fair values of the net assets acquired and liabilities assumed, and the estimate of the fair value of consideration paid:

(in thousands)
Assets acquired:
Cash	$1,647
Accounts receivable	1,045
Inventories	191
Property and equipment	37
Total assets acquired	2,920

Accounts payable and accrued expenses	(821)
Deferred tax liability	(230)
Total liabilities assumed	(1,051)

Net tangible assets acquired	1,869
Identifiable intangible assets:
Tradename	220
Customer relationships	745
Total intangible assets subject to amortization	965

Goodwill	439

Total net assets acquired	$3,273

Consideration paid:
Cash	$1,795
Deferred cash consideration	1,075
Common shares issued	403

Total consideration paid	$3,273

NOTE 3 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	2022	2021

Accounts receivable – trade	$53,174	$31,053
Allowance for doubtful accounts	(555)	(405)
Allowance for sales returns and volume rebates	(1,365)	(1,075)
Accounts receivable - trade, net of allowances	$51,254	$29,573

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

Inventories consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	2022	2021

Finished goods	$49,577	$51,346
Spare parts	998	260
Reserve for inventory obsolescence	(1,232)	(599)
Advanced shipping costs	92	584
Inventories, net	$49,435	$51,591

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	2022	2021

Prepayments to vendors	$7,085	$7,739
Prepaid licenses and other	1,928	1,705
Prepaid expenses and other current assets	$9,013	$9,444

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	Useful lives	2022	2021

Patents	4-10 years	$182	$182
Customer relationships	8-15 years	47,650	55,158
Technology	3-5 years	8,521	8,901
Domain	7 years	14	14
Non-compete	8-15 years	391	391
Tradenames	2-10 years	12,065	13,085
Intangible assets, at cost		68,823	77,731
Accumulated amortization		(16,910)	(12,199)
Intangible assets, net of accumulated amortization		$51,913	$65,532

For the three months ended September 30, 2022 and 2021, the Company recorded amortization expense of $2.1 million and $1.8 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded amortization expense of $6.5 million and $5.2 million, respectively. Changes to gross carrying amount of recognized intangible assets due to translation adjustments include approximately $6.3 million reduction as of September 30, 2022 and $3.0 million increase as of December 31, 2021.

NOTE 7 – LEASES

The Company has entered into various operating leases for certain office, support locations and vehicles with terms extending through February 2027. Generally, these leases have initial lease terms of five years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at its sole discretion. The Company does not consider exercise of any lease renewal options reasonably certain. Certain of the Company’s lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of the Company’s lease agreements provide for periodic adjustments to rental payments for inflation. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. In connection with the adoption of ASC 842, the Company used incremental borrowing rates on January 1, 2022 for operating leases that commenced prior to that date. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At September 30, 2022, the Company had no leases classified as finance leases. The Company is not a lessor in any lease arrangement.

Operating lease expense was $439 thousand for the three months ended September 30, 2022 and $1.5 million for the nine months ended September 30, 2022. Variable lease costs and short-term lease cost were not material for the three and nine months ended September 30, 2022. Cash paid for amounts included in the measurement of lease liabilities was $267 thousand for the three months ended September 30, 2022 and $1.4 million for the nine months ended September 30, 2022. During the three months ended September 30, 2022, the Company obtained new operating lease right-of-use assets totaling $143 thousand and for the nine months ended September 30, 2022, the Company obtained $2.0 million in operating right-of-use assets.

Future maturities of the Company's operating lease liabilities are summarized as follows (in thousands):

Fiscal year ended,

2022	$647
2023	2,000
2024	1,271
2025	1,068
2026	731
5,717
Less imputed interest	(1,356)
Total	$4,361

Supplemental lease information

Weighted-average remaining lease term (years)	3.5
Weighted-average discount rate	15.5%

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	2022	2021
Accounts payable	$38,955	$25,714
Accrued expense	8,648	6,440
Other	807	1,484
Accounts payable and other liabilities	$48,410	$33,638

NOTE 9 – DEBT

The following is a summary of the Company’s debt as of September 30, 2022 and December 31, 2021 (in thousands):

	2022	2021
Debt – Third Parties
Paycheck Protection Program	$140	$1,009
Note payable - Whitehawk	59,063	58,500
Total debt	59,203	59,509
Less: Discount and issuance costs	5,923	7,568
Current portion of debt	9,224	9,804
Long-term debt	$44,056	$42,137
Total debt (net of discount and issuance costs)	$53,280	$51,941

Debt - Third Parties:

Whitehawk Finance LLC

In order to finance the acquisition of FrontRow, the Company and substantially all of its direct and indirect subsidiaries, including Boxlight and FrontRow as guarantors, entered into a maximum $68.5 million term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral agent. The Company received an initial term loan of $58.5 million on December 31, 2021 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10 million that may be provided for additional working capital purposes under certain conditions (the “Delayed Draw”). The Initial Loan and Delayed Draw are collectively referred to as the “Term Loans.” The proceeds of the Initial Loan were used to finance the Company’s acquisition of FrontRow, pay off all indebtedness owed to the Company’s then existing lenders, Sallyport Commercial Finance, LLC and Lind Global Asset Management, LLC, pay related fees and transaction costs, and provide working capital. Of the Initial Loan, $8.5 million was subject to repayment on February 28, 2022, with quarterly principal payments of $625,000 and interest payments commencing March 31, 2022 and the $40.0 million remaining balance plus any Delayed Draw loans becoming due and payable in full on December 31, 2025. The Term Loans bear interest at the LIBOR rate plus 10.75%; provided that after March 31, 2022, if the Company’s Senior Leverage Ratio (as defined in the Credit Agreement) is less than 2.25, the interest rate would be reduced to LIBOR plus 10.25%. Such terms are subject to the Company maintaining a borrowing base in terms compliant with the Credit Agreement.

In conjunction with its receipt of the Initial Loan, the Company issued to the Lender (i) 528,169 shares of Class A common stock (the “Shares”), which Shares were registered pursuant to its existing shelf registration statement and were delivered to the Lender in January 2022, (ii) a warrant to purchase 2,043,291 shares of Class A common stock (subject to increase to the extent of 3% of any Series B and Series C convertible preferred stock converted into Class A common stock), exercisable at $2.00 per share (the “Warrant”), which Warrant was subject to repricing on March 31, 2022 based on the arithmetic volume weighted average prices for the 30 trading days prior to September 30, 2022, in the event the Company’s  stock is then trading below $2.00 per share, (iii) a 3% fee of $1,800,000, and (iv) a $500,000 original issue discount. In addition, the Company agreed to register for resale the shares issuable upon exercise of the Warrant. The Company also incurred agency fees, legal fees, and other costs in connection with the execution of the Credit Agreement totaling approximately $1.7 million. Under the terms of the warrant issued to Whitehawk on December 31, 2021, the exercise price of the warrants would reprice if the stock price on March 31, 2022 was less than the original exercise price, at which time the number of warrants would also be increased proportionately, so that after such adjustment the aggregate exercise price payable for the increased number of warrant shares would be the same as the aggregate exercise price previously in effect. The warrants repriced on March 31, 2022 to $1.19 per share and the shares increased to 3,434,103.

On July 22, 2022, the Company entered into a Securities Purchase Agreement with an accredited institutional investor. According to the terms of the Whitehawk agreement, this purchase agreement triggered a reduction of the exercise price of the warrants and a revaluation of the derivative liability. The warrants were repriced to $1.10 and shares increased to 3,715,075.

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

The principal elements of the April amendment included (a) an extension of time to repay $8.5 million of the principal amount of the term loan from February 28, 2022 to February 28, 2023, and (b) forbearance on $3,500,000 in over advances until May 16, 2022 to allow the Company to come into compliance with the borrowing base requirements set forth in the Credit Agreement.  In such connection, the Loan Parties have obtained credit insurance on certain key customers whose principal offices are located in the European Union and Australia as, without the credit insurance, their accounts owed to the Loan Parties had been deemed ineligible for inclusion in the borrowing base calculation primarily due to the perceived inability of the Collateral Agent to enforce security interests on such accounts. In addition, the Lender and Collateral Agent agreed to (i) reduce, through September 30, 2022, the minimum cash reserve requirement for the Loan Parties, (ii) reduce the interest rate by 50 basis points (to Libor plus+ 9.75%) after delivery of the Loan Parties’ September 30, 2023 financial statements, subject to the Loan Parties maintaining 1.75 EBITDA coverage ratio, and (iii) waive all prior Events of Default under the Credit Agreement. In conjunction with the amendment to the Credit Agreement, the parties entered into an amended and restated fee letter (the “Fee Letter”) pursuant to which the parties agreed to prepayment premiums of (i) 5% for payments made on or before December 31, 2022, (ii) 4% for payments made between January 1, 2023 and December 31, 2023, and (iii) 2% for payments made between January 1, 2024 and December 31, 2025.  Furthermore, the parties agreed that no prepayment premiums would be payable with respect to the first $5.0 million paid under the Term Loan, any payments made in relation to the $8.5 million due on or before February 28, 2023, any required amortization payments under the Credit Agreement and any mandatory prepayments by way of ECF or casualty events.

On June 21, 2022, the Company and substantially all of its direct and indirect subsidiaries (together with the Company, the “Loan Parties”), entered into a second amendment (the “Second Amendment”) to the four year term loan credit facility, originally entered into December 31, 2021 and as amended on April 4, 2022 (the “Credit Agreement”), with the Collateral Agent and Lender.

The Second Amendment to the Credit Agreement was entered into for purposes of the Lender funding a $2.5 million delayed draw term loan and adjusting certain terms to the Credit Agreement, including adjusting the Applicable Margin (as defined in the Second Amendment) to 13.25% for  LIBOR Rate Loans and 12.25% for Reference Rate Loans, increasing the definition of change of control from 33% voting power to 40% voting power, requiring the Company to engage a financial advisor, and allowing additional time, until July 15, 2022, for the Company to come into compliance with certain borrowing base requirements set forth in the Second Amendment to the Credit Agreement, among other adjustments.  During the three-month period ending September 30, 2022, the Company repaid principal of $656 thousand and interest of $2.0 million to Whitehawk. During the nine-month period ending September 30, 2022, the Company repaid principal of $1.9 million and interest of $5.6 million to Whitehawk.

Lind Global Marco Fund and Lind Global Asset Management

During the nine months ended September 30, 2021, the Company repaid principal of $9.9 million and interest of $511 thousand, to Lind Global by issuing a total of 5.7 million shares of Class A common stock with an aggregate value of $13.8 million to Lind Global and recognized a loss extinguishment of debt of approximately $3.4 million.

Paycheck Protection Program Loan

On May 22, 2020, the Company received loan proceeds of $1.1 million under the Paycheck Protection Program.  During 2021, the Company applied for forgiveness in the amount of $836 thousand. On March 2, 2022, we received a decision letter from the lender that the forgiveness application had been approved, leaving a remaining balance of $173 thousand to be paid. The Company received a payment schedule from our lender on May 5, 2022, extending the payoff date until May 2025. The amount remaining on the loan at September 30, 2022 was $140 thousand.

Everest Display, Inc.

On January 26, 2021, the Company entered into an agreement with EDI and EDI’s subsidiary, AMAGIC, settling $1,983,436 in accounts payable owed by the Company to EDI for 793,375 shares of Class A common stock. During the nine months ended September 30, 2021, the Company recognized a $357 thousand gain.

Accounts Receivable Financing – Sallyport Commercial Finance

On September 30, 2020, Boxlight Inc. and EOS EDU LLC entered into an asset-based lending agreement with Sallyport Commercial Finance, LLC (“Sallyport”). Sallyport agreed to purchase 90% of the eligible accounts receivable of the Company during the Term with a right of recourse back to the Company if the receivables are not collectible. Advances against this agreement accrue interest at the rate of 3.50% in excess of the highest prime rate publicly announced from time to time with a floor of 3.25%. In addition, the Company is required to pay a daily audit fee of $950 per day.

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

NOTE 10 – DERIVATIVE LIABILITIES

The Company determined that certain warrants to purchase common stock do not satisfy the criteria for classification as equity instruments due to the existence of certain net cash and non-fixed settlement provisions that are not within the sole control of the Company. Conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. Such warrants are measured at fair value at each reporting date, and the changes in fair value are included in determining net income (loss) for the period. The Company used a Monte Carlo Simulation model to determine the fair value of the derivative liabilities at September 30, 2022 and December 31, 2021.

September 30, 2022
Common stock issuable upon exercise of warrants	3,715,075
Market value of common stock on measurement date	$0.62
Exercise price	$1.10
Risk free interest rate (1)	4.07%
Expected life in years	4.25 years
Expected volatility (2)	92%
Expected dividend yields (3)	—%

December 31, 2021
Common stock issuable upon exercise of warrants	2,043,291
Market value of common stock on measurement date	$1.38
Exercise price	$2.00
Risk free interest rate (1)	1.25%
Expected life in years	5 years
Expected volatility (2)	79%
Expected dividend yields (3)	—%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.

(2)	The Company does not expect to pay a dividend in the foreseeable future.

NOTE 11 – INCOME TAXES

Pretax (loss) income resulting from domestic and foreign operations is as follows (in thousands):

	Three Months	Three Months
	Ended	Ended
	September 30	September 30,
	2022	2021
United States	$3,320	$(3,114)
Foreign	305	5,234
Total pretax book income	$3,625	$2,120

	Nine Months Ended	Nine Months Ended
	September 30	September 30,
	2022	2021
United States	$(589)	$(8,541)
Foreign	(661)	5,817
Total pretax book loss	$(1,250)	$(2,724)

The Company recorded income tax expense of $520 thousand and $1.4 million for the three months ended September 30, 2022 and September 30, 2021, respectively and income tax expense of $475 thousand of $3.9 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The year-to-date effective tax rate is 38% due to there being no material tax expense/benefit for the legacy Boxlight entities, due to their valuation allowance position, while the Sahara entities are fully taxable.

The decrease in tax expense year-over-year is largely due to foreign pretax book loss for the nine months ended September 30, 2022 as compared to foreign pretax income for the nine months ended September 30, 2021, as well as the impact of a significant tax rate change in the UK on the Company’s deferred tax liability that was recorded in the three months ended September 30, 2021.

The Company operates in the United States, United Kingdom, and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned.

The legacy Boxlight entities are in a net deferred tax asset position in the United States, the United Kingdom, and other jurisdictions, primarily driven by the aforementioned net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. For example, in the United States, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because U.S. tax laws limit the time during which the net operating losses generated prior to 2018 may be applied against future taxes, if the Company fails to generate U.S. taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on its net deferred tax asset at September 30, 2022 and December 31, 2021.

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

Issuance of preferred shares

Series A Preferred Stock

At the time of the Company’s initial public offering, the Company issued 250,000 shares of the Company’s non-voting convertible Series A preferred stock to Vert Capital for the acquisition of Genesis. All of the Series A preferred stock was convertible into 398,406 shares of Class A common stock, at the discretion of the Series A stockholder. On August 5, 2019, a total of 82,028 shares of Series A preferred stock were converted into a total of 130,721 shares of Class A common stock. As of September 30, 2022, a total of 167,972 shares of Series A preferred stock remained outstanding.

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

Regarding these amendments, the Company applied the accounting guidance from ASC 470-50 pertaining to determining whether an amendment to an equity-classified preferred share is an extinguishment or modification, and concluded that the Amended Redemption Agreement on June 14, 2021, as it effected the Series B Preferred Stock, resulted in an extinguishment of the original equity instruments subject to redemption agreement. Accordingly, the Series B Preferred Stock subject to the Amended Redemption Agreement was recorded at its fair value as of June 14, 2021, and a $367 thousand deemed contribution was credited to additional-paid-in-capital. With the Redemption Agreement, the Series B Preferred Stock includes a beneficial conversion feature. The Company early adopted (as of January 1, 2021) ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which includes a key provision eliminating the beneficial conversion feature guidance in ASC Subtopic 470-20, “Debt with Conversion and Other Options.

Common Stock

The Company’s common stock consists of 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock would automatically convert into shares of Class A common stock. As of September 30, 2022 and December 31, 2021, the Company had 74,123,492 and 63,821,901 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at September 30, 2022 or December 31, 2021.

Issuance of common stock

Securities Purchase Agreement

On July 22, 2022, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited institutional investor (the “Investor”) pursuant to which the Company agreed to issue and sell, in a registered direct offering directly to the Investor, 7.0 million shares (the “Shares”) of the Company’s Class A common stock, par value $0.0001 per share (“Common Stock”), pre-funded warrants (the “Pre-Funded Warrants”) to purchase 352,940 shares of Common Stock at an exercise price of $0.0001 per share, which Pre-Funded Warrants were issued in lieu of shares of Common Stock to ensure that the Investor did not exceed certain beneficial ownership limitations, and warrants to purchase an aggregate of 7,352,940 shares of Common Stock at an exercise price of $0.68 per share (the “Warrants”, and collectively with the Pre-Funded Warrants and the Shares, the “Securities”). The Securities were sold at a price of $0.68 per share for total gross proceeds to the Company of $5.0 million (the “Offering”), before deducting estimated offering expenses, and excluding the exercise of any Warrants or Pre-Funded Warrants. The Pre-Funded Warrants were exercisable immediately and the Warrants will be exercisable six months after the date of issuance and will expire five and a half years from the date of issuance. As such, the net proceeds to the Company from the Offering, after deducting placement agent’s fees and estimated expenses payable by the Company and excluding the exercise of any Warrants or Pre-Funded Warrants was $4.6 million of which the proceeds net of issuance costs were allocated based on the relative fair values of the instruments, warrants and prefunded warrants; $2.4 million was allocated to common stock, $2.2 million was allocated to warrants and $118 thousand was allocated to the pre-funded warrants. The net proceeds received by the Company will be used for working capital purposes.

The Purchase Agreement contains customary representations and warranties and agreements of the Company and the Investors and customary indemnification rights and obligations of the parties. Pursuant to the terms of the Purchase Agreement, the Company has agreed to certain restrictions on the issuance and sale of its Common Stock or Common Stock Equivalents (as defined in the Purchase

Agreement) during the 60-day period following the closing of the Offering, which was on July 26, 2022. On August 9, 2022, the Investor exercised the prefunded warrants.

The Company evaluated whether the Warrants, Pre-Funded Warrants and/or Shares were in the scope of ASC 480 which discusses the accounting for instruments with characteristics of both liabilities and equity. The guidance in ASC 480, and the resulting liability classification, is applicable to such instruments when certain criteria are met. Based on its analysis, the Company concluded that the Warrants, Pre-Funded Warrants and Shares did not meet any of the criteria to be subject to liability classification under ASC 480 and are therefore classified as equity.

Credit Facility

In conjunction with its receipt of the Whitehawk loan, the Company issued to Whitehawk 528,169 shares of Class A  common stock, which were registered pursuant to the Company’s existing shelf registration statement and were delivered to the Whitehawk in January 2022.

Debt Conversion

During the three months ended September 30, 2021, the Company repaid principal of $3.1 million and interest of $138 thousand by issuing 1.8 million shares Class A common stock to Lind and recognized a $0.7 million loss. During the nine months ended September 30, 2021, the Company repaid principal of $9.9 million and interest of $511 thousand by issuing 5.7 million shares Class A common stock with an aggregate value of $13.8 million to Lind and recognized a $3.4 million loss.

Accounts Payable and Other Liabilities Conversion

During the nine months ended September 30, 2021, the Company converted $2.0 million of EDI accounts payable in exchange for 793 thousand shares of Class A common stock with an aggregate value of $1.6 million and recognized a $357 thousand gain.

Conversion of restricted stock units

During the three and nine months ended September 30, 2022, respectively, 332,065 and 1,995,871 restricted stock units vested and were converted into Class A common stock. During the three and nine months ended September 30, 2021, 217,000 and 760,060 restricted stock units vested and were converted into Class A common stock.

Exercise of stock options

During the three months ended September 30, 2022, no options to purchase stock were exercised and during the nine months ended September 30, 2022, options to purchase a total of 193,841 shares of Class A common stock were exercised. During the three months ended September 30, 2021, 162,000 options were exercised and during the nine months ended September 30, 2021, options to purchase a total of 481,834 shares of Class A common stock were exercised.

Warrants

The following is a summary of the equity warrant activities during the nine months ended September 30, 2022.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Units	Exercise Price	Term (in years)
Outstanding, December 31, 2021	70,000	$5.70	0.94
Granted	7,705,880	$0.65
Exercised	(352,940)	$-
Expired	(50,000)	7.70
Outstanding, September 30, 2022	7,372,940	$0.68	5.25
Exercisable, September 30, 2022	12,500	$0.70	2.56

The Company used the following inputs to value warrants issued during the nine months ending September 30, 2022 using the Black Scholes option valuation method: market value on measurement date, $0.59; exercise price $0.68; risk free interest rate, 2.86%; expected term, 6 years; expected volatility, 132% and expected dividend yield of 0%.

Exercise of warrants

During the three and nine months ended September 30, 2022, pre-funded warrants to purchase 352,940 shares of Common Stock at an exercise price of $0.001 per share were exercised. During the three and nine months ended September 30, 2021, 75,000 and 95,749 warrants were exercised, , respectively with an exercise price of $0.42.

NOTE 13 – STOCK COMPENSATION

Grants made under the Equity Incentive Plans must be approved by the Company’s board of directors. As of September 30, 2022, the total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees and consultants of the Company or a subsidiary of the Company under the Company’s 2021 Equity Incentive Plan were 2,725,400 shares.

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

The following is a summary of the option activities during the nine months ended September 30, 2022:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Units	Exercise Price	Term (in years)
Outstanding, December 31, 2021	4,054,116	$1.92	2.29
Granted	1,221,744	$1.12
Exercised	(193,841)	$0.24
Cancelled	(724,408)	$1.75
Outstanding, September 30, 2022	4,357,611	$1.80	2.28
Exercisable, September 30, 2022	3,042,376	$2.20	1.80

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. The Company used the following inputs to value warrants issued during the nine months ending September 30, 2022 using the Black Scholes option valuation method: market value on measurement date, $0.59 to $0.93; exercise price of $5.01 to $0.68; risk free interest rate, 1.69% to 2.87%; expected term, 3 to 4 years; expected volatility, ranged from 141 to 148 and expected dividend yield of 0%.

As of September 30, 2022 and December 31, 2021, the stock options had an intrinsic value of approximately $150 thousand and $1.9 million, respectively.

On May 3, 2022, the Boxlight board of directors adopted a resolution, in exchange for a three-year non-compete agreement, to grant Mark Elliott, a member of the board and former CEO of the Company, an extension for one year, of previously granted stock options to purchase a total of 577,675 shares of Class A common stock, par value $0.001 per share, which had expired on January 12, 2022. The stock price on the remeasurement date was $1.04 and the incremental compensation recognized was $314,000.

On June 13, 2022, the Boxlight board of directors granted Greg Wiggins, our Chief Financial Officer, stock options for 150,000 shares of the Company’s Class A common stock will vest in equal quarterly installments over a four-year term commencing on July 5, 2022.

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

The following is a summary of the RSU activities during the nine months ended September 30, 2022.

		Weighted
		Average
		Grant Date Fair
	Number of Units	Value
Outstanding, December 31, 2021	1,973,947	$1.81
Granted	2,411,662	$1.20
Vested	(1,179,754)	$1.73
Forfeited	(370,151)	$1.38
Outstanding, September 30, 2022	2,835,704	$1.37

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

During the first quarter ended March 31, 2022, Jens Holstebro, a former FrontRow employee, received 39,683 in restricted shares of Class A common stock, valued at $50,000, as a bonus, which restricted stock vested immediately.

Stock Compensation Expense

For the three and nine months ended September 30, 2022 and 2021, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock options	$128	$153	$683	$544
Restricted stock units	474	1,005	1,980	2,472
Warrants	1	3	2	4
Total stock compensation expense	$603	$1,161	$2,665	$3,020

As of September 30, 2022, there was approximately $4.7 million of unrecognized compensation expense related to unvested options, restricted stock units, and warrants, which expense will be amortized over the remaining vesting period of such awards. Of that total, approximately $608 thousand is estimated to be recorded as compensation expense in the remaining three months of 2022.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases seven office building facilities located in Lawrenceville, Georgia and Duluth, Georgia; Poulsbo; Scottsdale, Arizona; Miami, Florida and Utica, New York in the U.S., and two office building facilities in Dartford and Kent in the U.K. for sales, marketing, technical support, and service staff. During the second quarter of 2022, FrontRow entered into a building lease in Australia and assumed a lease from FrontRow’s former owner in Denmark. All such leased facilities are under non-cancelable lease agreements with terms ending from 2023 to 2027.

Purchase Commitments

The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. As of September 30, 2022, the total amount of such open inventory purchase orders was $33.8 million.

NOTE 16 – CUSTOMER AND SUPPLIER CONCENTRATION

There was one customer that accounts for greater than 10% of the Company’s consolidated revenues for the nine months ended September 30, 2022. There were two customers that accounted for greater than 10% of the Company’s consolidated revenues for the nine months ended September 30, 2021. Details are as follows:

	Total revenues		Total revenues	Accounts
	from the customer	Accounts	from the customer	receivable from
	as a percentage of	receivable from	as a percentage of	the customer as
	total revenues	this customer as of	total revenues	of
	for the nine months ended	September 30,	for the nine months ended	September 30,
	September 30,	2022	September 30,	2021
Customer	2022	(in thousands)	2021	(in thousands)
1	14.1%	$8,532	12.8%	$9,815
2	—	—	10.1%	$5,142

For the nine months ended September 30, 2022 and 2021, the Company’s purchases were concentrated primarily with two vendors. Details are as follows:

	Total purchases		Total purchases
	from the vendor		from the vendor	Accounts payable
	as a percentage of	Accounts payable	as a percentage	(prepayment) to
	total cost of	(prepayment) to	of total cost of	the
	revenues for	the vendor as of	revenues for	vendor as of
	the nine months ended	September 30,	the nine months ended	September 30,
	September 30,	2022	September 30,	2021
Vendor	2022	(in thousands)	2021	(in thousands)
1	44.0%	$8,275	47.0%	$4,188
2	20.0%	$(10,482)	18.4%	$(2,070)

The Company believes there are other suppliers that could be substituted should the above cited supplier become unavailable or non-competitive.

NOTE 17 – SUBSEQUENT EVENTS

On November 4, 2022, the Company made a $4.25 million payment on its Credit Agreement with Whitehawk. The payment will be credited by WhiteHawk toward the repayment of the $8.5 million term loan due on February 28, 2023.There were no pre-payment penalties or premiums included with this payment.

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

Historical results may not be indicative of future performance. The Company’s forward-looking statements reflect its current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

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

To date, we have generated substantially all of the Company’s revenue from the sale of hardware (primarily consisting of interactive displays) and software to the educational market in the United States and Europe.

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

Operating Results – Boxlight Corporation

For the three-month periods ended September 30, 2022 and 2021

Revenues. Total revenues for the three months ended September 30, 2022 were $68.7 million as compared to $61.0 million for the three months ended September 30, 2021, resulting in a 12.7% increase in revenue. Revenues primarily consist of hardware revenue, software revenue, and professional development. The increase in revenues was primarily due to the acquisition of FrontRow in December 2021, as well as increased demand for the Company’s solutions in the U.S. FrontRow revenue for the three months ended September 30, 2022 was $5.6 million.

Cost of Revenues. Cost of revenues for the three months ended September 30, 2022 was $47.7 million compared to $45.2 million for the three months ended September, 30, 2021, resulting in a 5.5% increase. Cost of revenues consists primarily of product cost, freight expenses, customs expense, and inventory adjustments. The increase in cost of revenues was associated with increased sales and the FrontRow acquisition.

Gross Profit. Gross profit for the three months ended September 30, 2022, was $21.0 million, as compared to $15.8 million for the three months ended September 30, 2021. The gross profit margin for the three months ended September 30, 2022 was 30.6% which is an increase of 470 basis points compared to the comparable three months in 2021. Gross profit margin, adjusted for the net effect of acquisition-related purchase accounting of $698 thousand and $730 thousand, was 31.6% as compared to the 27.1%, as adjusted, reported for the three months ended September 30, 2022 and September 30, 2021, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2022 were $14.0 million and 20.4% of revenues, as compared to $11.9 million and 19.6% of revenues for the three months ended September 30, 2021. The increase was primarily a result of new hires for planned growth and equity-based compensation issuances.

Research and Development Expenses. Research and development expenses were $604 thousand and 0.9% of revenues for the three months ended September 2022, as compared to $355 thousand and 0.6% of revenues for the three months ended September 30, 2021.

Other Income (Expense). Other expense (net) for the three months ended September 30, 2022 was $2.8 million, as compared to $1.4 million for the three months ended September 30, 2021. Other expense increased primarily due to a $1.7 million increase in interest expense associated with increased borrowings due to the new credit facility.

Income Tax Expense. Income tax expense for the three months ending September 30, 2022 was $520 thousand and was $1.4 million for the nine months ended September 30, 2021

Net Income. Net income was $3.1 million for the three months ended September 30, 2022 and $729 thousand for the three months ended September 30, 2021.

For the nine-month periods ended September 30, 2022 and 2021

Revenues. Total revenues for the nine months ended September 30, 2022 were $179.0 million as compared to $141.2 million for the nine months ended September 30, 2021, resulting in a 26.8% increase. The increase in revenues was primarily due to the acquisition of FrontRow in December 2021, as well as increased demand for our solutions across all markets. Organic revenue growth for Boxlight for the nine months ended September 30, 2022 was 13.3%. FrontRow revenue for the first nine months of 2022 was $19.0 million.

Cost of Revenues. Cost of revenues for the nine months ended September 30, 2022 were $128.5 million as compared to $104.0 million for the nine months ended Septembers 30, 2021, resulting in an 23.6% increase. The increase in cost of revenues was associated with the acquisitions and growth of the business as discussed above and was also due to additional increases in global freight/shipping which the Company has experienced following the COVID-19 pandemic. In 2021 we reported the cost increase to be approximately four times higher compared to pre-pandemic levels, this continued through the first half of 2022 but has recently begun to decline.

Gross Profit. Gross profit for the nine months ended September 30, 2022 was $50.5 million as compared to $37.2 million for the nine months ended September 30, 2021, an increase of $13.3 million. The gross profit margin was 28.2% for the nine months ended September 30, 2022 and $26.3% for the nine months ending September 30, 2021. The increase in gross profit and an increase in demand for the Company’s services.

margin during the nine months ended September 30, 2022 was a result increased margin associated with FrontRow products

General and Administrative Expenses. General and administrative (“G&A”) expense for the nine months ended September 30, 2022 were $44.7 million and 25% of revenue as compared to $32.8 million and 23.3% of revenue for the nine months ended September 30, 2021. The increase in G&A expenses resulted from additional personnel costs associated with the acquired FrontRow operations, new hires for planned growth and stock compensation issuances.

Research and Development Expenses. Research and development expenses were $1.9 million and 1.0% of revenue for the nine months ended September 30, 2022 as compared to $1.3 million and 0.9% of revenue for the nine months ended September 30, 2021. The increase in research and development expense was primarily driven by an increase in contract services related to software development. The acquisition of FrontRow contributed $180 thousand to the increase.

Other Income (Expense). Other expense, net for the nine months ended September 30, 2022 was $5.1 million as compared to other expense, net, of $5.8 million for the nine months ended September 30, 2021, representing a decrease of $0.7 million. The decrease was primarily due to a $1.7 million change in the fair value of derivative liabilities, a $3.8 million reduction in gain recognized upon the settlement of certain debt obligations, offset by a $4.7 million increase in interest expense associated with increased borrowings due to the new credit facility.

Income Tax Expense. Income tax expense for the nine months ending September 30, 2022 was $475 thousand, as compared to $3.9 million in income tax expense for the nine months ending September 30, 2021. This significant decrease in income tax expense year-over-year was primarily due to the Company’s recording the discrete impact of a change in UK tax rates that was enacted during second quarter 2021.The Company recorded $2.2 million of income tax expense in 2021 to adjust its deferred tax liability in the UK to this new rate. The remaining decrease in income tax expense is due to the lower earnings in 2022 as compared to 2021 in our foreign jurisdictions. The year-to-date effective tax rate is (34.7)% due to there being no material tax expense/benefit for the legacy Boxlight entities, due to their valuation allowance position, while the Sahara entities are fully taxable.

Net Loss. Net loss was $1.7 million and $6.6 million for the nine months ended September 30, 2022 and 2021 respectively. The decrease in net loss was primarily due to a $1.7 million change in the fair value of the Whitehawk derivative liability, and a $3.8 million decrease in loss on settlement of liabilities, partially offset by an increase in interest expense due to the new credit facility.

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

The following table contains reconciliations of net income and losses to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$3,105	$729	$(1,725)	$(6,660)
Depreciation and amortization	2,231	1,697	6,818	5,264
Interest expense	2,598	870	7,330	2,652
Income tax expense	520	1,391	475	3,936
EBITDA	$8,454	$4,687	$12,898	$5,192
Stock compensation expense	603	1,161	2,665	3,020
Change in fair value of derivative liabilities	113	(60)	(1,537)	164
Purchase accounting impact of fair valuing inventory	189	15	1,395	45
Purchase accounting impact of fair valuing deferred revenue	509	715	1,747	2,312
Net (gain) loss on settlement of debt	—	638	(856)	3,373
Adjusted EBITDA	$9,868	$7,156	$16,312	$14,106

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

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $22.0 million, a working capital balance of $62.3 million, and a current ratio of 1.90. This financial position represents a significant improvement from a year ago on September 30, 2021 when we had $6.2 million of cash and cash equivalents, a working capital balance of $32.0 million, and a current ratio of 1.48.

In addition to the cash flows generated by our ongoing operating activities we financed our operations during first nine months of 2022 with our credit facility from Whitehawk.

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

During 2022, the Company’s management has engaged professional services firms to assist with the preparation and review of the income tax provision. Management has also engaged third-party professional services who prepared the valuation of warrants issued in connection with Whitehawk credit facility. There were no additional changes made in the internal controls over financial reporting for the quarter ended September 30, 2022, that have materially affected our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The Company has experienced challenges within the global supply chain which has impacted the business in three key areas: (i) movement and/or delay in production schedules due to component shortages, (ii) continued delays to global shipping and receipt of goods and (iii) increased shipping costs which has reduced gross profit margin. In addition, there is presently a global silicon chip supply shortage that could potentially cause disruptions in our supply chain. While the Company’s business has not yet been materially affected by such disruption, in the event any of the Company’s suppliers experience such supply chain disruption, there is potential that such disruption could ultimately affect our ability to timely obtain and deliver finished goods and products. Furthermore, there is heightened uncertainty surrounding global supply chains, global markets and general global economic uncertainty as a result of the ongoing conflict between Russia and the Ukraine and the continuing COVID-19 pandemic.

As a result of our operations outside of the U.S., the Company is exposed to exchange rate risk that our operations and profitability may be affected by changes in the exchange rates between currencies. There are three types of risk caused by currency volatility: transaction exposure, translation exposure, and economic or operating exposure. Transaction exposure arises from the effect that exchange rate fluctuations have on a company’s obligations to make or receive payments in a foreign currency, translation exposure arises from the effects of currency fluctuations on a company’s consolidated financial statements and economic exposure is the effect of unexpected currency fluctuations on a company’s future cash flows and market value. In general, our reported financial results are affected positively by a weaker U.S. Dollar and are affected negatively by a stronger U.S. Dollar as compared to the foreign currencies in which we conduct our business.

For additional risk factors pertinent to the Company’s business please refer to the Part I Item 1A of the Company’s 2021 Annual Report on Form 10-K, which was filed with the SEC on April 13, 2022 and is incorporated by reference herein.

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

BOXLIGHT CORPORATION

November 9, 2022	By:	/s/ Michael Pope
Michael Pope
Chief Executive Officer

November 9, 2022	By:	/s/ Greg Wiggins
Greg Wiggins
Chief Financial Officer (Principal Financial and Accounting Officer)