Form 10-K
period 2022-12-31
Boxlight Corp
filed 2023-03-17
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

2750 Premiere Pkwy #900

Duluth, Georgia 30097

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (678) 367-0809

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker Symbol(s)	Name of each exchange on which registered

Common Stock, $0.0001 par value	BOXL	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $43,784,486.

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on March 13, 2023 was 74,774,556.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of the Stockholders, which will be filed within 120 days of December 31, 2022.

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

Forward-looking statements include statements concerning the following:

●	our possible or assumed future results of operations;
●	our business strategies;
●	our ability to attract and retain customers;
●	our ability to sell additional products and services to customers;
●	our cash needs and financing plans;
●	our competitive position;
●	our industry environment;
●	our potential growth opportunities;
●	expected technological advances by us or by third parties and our ability to leverage them;
●	our inability to predict, adapt to, or anticipate the duration or long-term economic and business consequences of the ongoing conflict between Ukraine and Russia or the COVID-19 pandemic;
●	our ability to protect the Company against cybersecurity risks and threats;
●	our ability to maintain the listing of our securities on a national securities exchange;
●	the effects of future regulation; and
●	our ability to protect or monetize our intellectual property.

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

PART I

ITEM 1. BUSINESS

We are a technology company that develops, sells and services interactive solutions predominantly for the global education market, but also for the corporate and government sectors. We are seeking to become a worldwide leading innovator and integrator of interactive products and software solutions and improve collaboration and effective communication in meeting environments. We currently design, produce and distribute interactive technologies including our interactive and non-interactive flat panel displays, LED video walls, media players, classroom audio and campus communication, cameras and other peripherals for the education market and non-interactive solutions including flat panels, LED video walls and digital signage. We also distribute science, technology, engineering and math (or “STEM”) products, including our 3D printing and robotics solutions, and our portable science lab. All products are integrated into our classroom software suite that provides tools for whole class learning, assessment and collaboration. In addition, we offer professional training services related to our technology to our U.S. educational customers. To date, we have generated the majority of our revenue in the U.S. and internationally from the sale of interactive displays and related software to the educational market. We have sold our solutions into more than 70 countries and into more than 1.5 million classrooms and meeting spaces. We sell our products and software through more than 1,000 global reseller partners. We believe we offer the most comprehensive and integrated line of interactive display solutions, audio products, peripherals and accessories, software and professional development for schools and enterprises on the market today. The majority of our products are backed by nearly 30 years of research and development.

Advances in technology and new options for the introduction of technology into the classroom have forced school districts to look for solutions that allow teachers and students to bring their own devices into the classroom, provide school districts with information technology departments with the means to access data with or without internet access, handle higher demand for video, as well as control cloud and data storage challenges. Our design teams are able to quickly customize systems and configurations to serve the needs of clients so that existing hardware and software platforms can communicate with one another. Our goal is to become a single source solution to satisfy the needs of educators around the globe and provide a holistic approach to the modern classroom.

We pride ourselves in providing industry-leading service and support and have received numerous product awards:

●	In 2022, Boxlight received Awards from various industry publications including Overall EdTech Company of the Year in the EdTech Breakthrough Awards, Tech and Learning Best of Show for ISTELive 22, multiple awards from Tech & Learning’s Back to School Awards of Excellence, 4 awards for new products from THE Journal, multiple awards from Tech and Learning for Mimio, Clevertouch and FrontRow solutions and the Campus Technology New Product of the Year award for CleverLive digital signage.
●	In 2021, Boxlight received Tech & Learning’s 2021 Awards of Excellence ‐ Best Tools for Back to School, in both Primary and Secondary levels for: MimioConnect® blended learning platform, MimioSTEM solutions, Boxlight‐EOS Professional Development Learning Solutions, and our ProColor interactive flat panel. Clevertouch was awarded for Best Business Growth and Corporate Social Responsibility by InAVation Awards and 4 AV Awards for Product, Manufacturer, Distributor, and Channel Team of the Year.
●	In 2020, UX Pro won Collaboration Innovation of the Year from AV News Awards, Best in Show for InfoComm Awards, AvTechnology Europe, and “Best of Show” at ISE. IMPACT Plus won Innovation Design, high-quality, functionality, ergonomics and ecology from Plus X Awards in Germany, Collaboration Innovation from AV News Awards, Best in Show at InfoComm from Tech & Learning magazine, Best at Show at InfoComm from Installation magazine and best at ISE Show from Installation.
●	In 2019, Clevertouch won Interactive Display of the Year at AV Magazine’s AV Awards, Keiba Awards, Best of Show from Installation and best of Show for IMPACT Plus at Best of Show Tech&Learning awards, as well as the Pro Series Technology for Conferencing and Collaboration at the Innovation Awards, and the AV Display Innovation of the Year at the AV News Awards.

Over the past three years, the COVID-19 pandemic has had a significant impact on economies worldwide, resulting in workforce and travel restrictions, and supply chain and production disruptions across many sectors. While factors have had a significant impact on our supply chain, the financial performance of our business has actually improved substantially since the last quarter of 2020 and we anticipate that trend will continue throughout 2023 as demand for our products and solutions in the education, government and corporate sectors increase. Indeed, we believe that the COVID-19 pandemic has accelerated the move toward unified communications, thus creating greater demand for our products and solutions.

For more detail, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of specific impacts on seasonality and liquidity and capital resources.

Our Company

Boxlight Corporation was incorporated in Nevada on September 18, 2014 for the purpose of acquiring technology companies that sell interactive products into the education market. As of the date of this Annual Report, we have six subsidiaries, consisting of Boxlight Inc., a Washington State corporation, Boxlight Australia, PTY LTD, an Australian Company, Sahara Holdings Limited, an England and Wales corporation, Boxlight Latinoamerica, S.A. DE C.V. (“BLS”) and Boxlight Latinoamerica Servicios, S.A. DE C.V., (“BLA”), both incorporated in Mexico, and EOSEDU, LLC, an Arizona limited liability company (“EOS”). BLS and BLA are currently inactive.  Our Sahara Holding Limited subsidiary has eight directly and indirectly owned subsidiaries located in the United States, the United Kingdom, the Netherlands, Belgium, Sweden, Finland and Germany, and our subsidiary Boxlight Inc., in turn, has four directly and indirectly owned subsidiaries located in the United States, Northern Ireland, Canada and Denmark. See the Boxlight Corporation organization chart on page 8 below.

On December 31, 2021, we acquired FrontRow Calypso LLC, a California company and a leader in classroom and campus communication solutions for the education market.

On March 23, 2021, we acquired Interactive Concepts BV, a company incorporated and registered in Belgium and a distributor of interactive technologies (Interactive) and subsequently renamed to Sahara Presentation Systems (Interactive) Europe BV. The company has been Boxlight’s key distributor in Belgium and Luxembourg.

On September 24, 2020, the Company acquired Sahara Holdings Ltd., a leader in distributed AV products and a manufacturer of multi-award-winning touchscreens and digital signage products, including the globally renowned Clevertouch brand. Headquartered in the United Kingdom, Sahara and its subsidiaries have a strong presence in the EMEA interactive flat panel display (IFPD) market selling into education, health, government, military and corporate sectors.

On April 17, 2020, we acquired MyStemKits Inc. (“MyStemKits”). MyStemKits is in the business of developing, selling and distributing 3D printable science, technology, engineering and math curriculums incorporating 3D printed project kits for education, and owns the right to manufacture, market and distribute Robo 3D branded 3D printers and associated hardware for the global education market.

On March 12, 2019, we acquired Modern Robotics Inc. (“MRI”), based in Miami, Florida. MRI is engaged in the business of developing, selling and distributing science, technology, engineering and math (STEM), robotics and programming solutions to the global education market.

On August 31, 2018, we purchased EOS, an Arizona limited liability company owned by Daniel and Aleksandra Leis. EOS is in the business of providing technology consulting, training, and professional development services to create sustainable programs that integrate technology with curriculum in K-12 schools and districts.

On June 22, 2018, we acquired Qwizdom, Inc. and its subsidiary Qwizdom UK Limited (together, the “Qwizdom Companies”). The Qwizdom Companies develop software and hardware solutions that are quick to implement and designed to increase participation, provide immediate data feedback, and, most importantly, accelerate and improve comprehension and learning. The Qwizdom Companies have offices outside Seattle, WA and Belfast, Northern Ireland and deliver products in more than 40 languages to customers around the world through a network of partners.

On May 9, 2018, we acquired Cohuborate, Ltd., a United Kingdom corporation based in Lancashire, England. Cohuborate produces, sells and distributes interactive display panels designed to provide new learning and working experiences through high-quality technologies and solutions through in-room and room-to-room multi-device multi-user collaboration.

On December 20, 2018, Cohuborate Ltd. transferred all of its assets and liabilities to Qwizdom UK Limited and changed its name to Qwizdom UK Limited. On December 20, 2018, Qwizdom UK Limited changed its name to Boxlight Group Ltd. On January 24, 2019, we merged Qwizdom, Inc. with and into Boxlight, Inc.

The businesses previously conducted by Cohuborate Ltd. and Qwizdom UK Limited are now operated by the Boxlight Group Ltd., a wholly owned subsidiary of Boxlight, Inc.

On May 9, 2016, we acquired Genesis. Genesis Collaboration LLC, a Georgia limited liability company (“Genesis”), is a value-added reseller of interactive learning technologies, selling into the K-12 education market in Georgia, Alabama, South Carolina, northern Florida, western North Carolina and eastern Tennessee. Genesis also sells our interactive solutions into the business and government markets in the United States. Effective August 1, 2016, Genesis was merged into our Boxlight Inc. subsidiary.

On April 1, 2016, we acquired Mimio LLC, a Delaware limited liability company (“Mimio”). Mimio designs, produces and distributes a broad range of Interactive Classroom Technology products primarily targeted at the global K-12 education market. Mimio’s core products include interactive projectors, interactive flat panel displays, interactive touch projectors, touchboards and MimioTeach, which can turn any whiteboard interactive within 30 seconds. Mimio’s product line also includes an accessory document camera, teacher pad for remote control and an assessment system. Manufacturing is by ODMs and OEMs in Taiwan and China. Mimio products have been deployed in over 600,000 classrooms in dozens of countries. Mimio’s software is provided in over 30 languages. Effective October 1, 2016, Mimio was merged into our Boxlight Inc. subsidiary.

For a description of the terms of our recent acquisitions see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Acquisitions” elsewhere in this Annual Report.

The organizational structure of our companies is as follows:

Our Markets

The global interactive technology education industry is undergoing a significant transition, as primary and secondary school districts, colleges and universities, as well as governments, corporations and individuals around the world are increasingly recognizing the importance of using technology to more effectively educate, communicate and collaborate.  Across the globe, state governments along with local communities continue to make sustained investments in education.

The K-12 education sector represents one of the largest industry segments. The US sector is comprised of approximately 15,600 public school districts across the 50 states and 132,000 public and private elementary and secondary schools. In addition to its size, the U.S. and certain EMEA K-12 education markets are highly decentralized and are characterized by complex content adoption processes. We believe this market structure underscores the importance of scale and industry relationships and the need for broad, diverse coverage across states, districts and schools. Even while we believe certain initiatives in the education sector, such as the Common Core State Standards, a set of shared math and literacy standards benchmarked to international standards, have increased standardization in K-12 education content, we believe significant state standard specific customization still exists, and we believe the need to address customization provides an ongoing need for companies in the sector to maintain relationships with individual state and district policymakers and expertise in state-varying academic standards.

According to FutureSource Consulting Ltd., the U.S. display market is expected to reach $37 billion in 2022 and increase to $49 billion in 2026 while the global display market is forecast to approximate $10.5 trillion in 2022 while holding constant at approximately $9.8 trillion for 2023 through 2026. While the education sector has historically represented the majority of displays sold, growth in the corporate sector continue to outpace the education sector with sales to the corporate sector expected to reach approximately 47% of the global display market in 2026. The growth in both the education and corporate sectors provides the Company with significant growth opportunities. In addition, the display market is highly fragmented allowing the Company to position itself for increased market share in each of these sectors.

According to “All Global Market Education & Learning,” an industry publication, the market for hardware products is growing due to increases in the use of interactive whiteboards and simulation-based learning hardware. Educational institutions have become more receptive to the implementation of high-tech learning tools. The advent of technology in the classroom has enabled multi-modal training and varying curricula. In general, technology-based tools help develop student performance when integrated with the curriculum. The constant progression of technology in education has helped educators create classroom experiences that are interactive, developed and collaborative.

Our Opportunity

We believe that our Connected Classroom™ solution uniquely positions Boxlight to be the leading provider of EdTech products within our categories in the global education technology market. Our holistic solution of hardware, software, content and professional development improves learning progression by increasing student engagement and timely interventions. Coupled with our innovations, we have a strong brand, operations and supply-chain; our channel into the US and EMEA remains strong and the global market is growing year-on-year; with our global 24/7 technical and customer services team which retains a high satisfaction rating.

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

HolonIQ reported in the Global EdTech Venture Capital Report that there has been some $32 billion in venture capital investment in the education/technology sector in the last decade (approximately 33% within the US) and predicts nearly triple that investment through to 2030. Further, the Report estimates that the global “expenditure on education and training from governments, parents, individuals and corporates continues to grow to historic levels and is expected to reach USD $10 trillion by 2030.”

Increasing Focus on Accountability and the Quality of Student Education

U.S. K-12 education has come under significant political scrutiny in recent years, with findings that American students rank far behind other global leaders in international tests of literacy, math and science, with the resulting conclusion that the current state of U.S. education severely impairs the United States’ economic, military and diplomatic security as well as broader components of America’s global leadership. We believe this scrutiny will cause there to be increased investment into the education sector.

Trends in Tech-Savvy Education

While industries from manufacturing to health care have adopted technology to improve their results, according to Stanford Business School in its Trends in Tech-Savvy Education, the education field remains heavily reliant on “chalk and talk” instruction conducted in traditional settings; however, that is changing as schools and colleges adopt virtual classrooms, data analysis, online games, highly customized coursework, and other cutting-edge tools to help students learn.

New Technologies

The delivery of digital education content is also driving a substantial shift in the education market. In addition to interactive flat panels, other technologies are being adapted for educational uses on the Internet, mobile devices and through cloud-computing, which permits the sharing of digital files and programs among multiple computers or other devices at the same time through a virtual network. We intend to be a leader in the development and implementation of these additional technologies to create effective digital learning environments.

Growth in the E-learning Market

According to the “E-learning Market – Global Outlook and Forecast 2020-2025,” the e-learning market is expected to display significant growth opportunities in the next five years. While the growth curve is uniform in terms of the number of users, the same is not the case by revenues; the average cost of content creation and delivery with the same is undergoing a consistent decline. However, the advent of cloud infrastructure, peer-to-peer problem solving, open content creation, and rapid expansion of the target audience has enabled e-learning providers to rein in economies of choice and offer course content at a competitive price. While the growth prospects of the e-learning market remain stable, the rise of efficient sub-segments is changing the learning and training landscape gradually.

Vendors are also focusing on offering choices on the course content at competitive prices to gain the share in the global e-learning market. The exponential growth in the number of smartphone users and internet connectivity across emerging markets is driving the e-learning market in these regions. The introduction of cloud-based learning and Augmented/Virtual reality mobile-based learning is likely to revolutionize the e-learning market during the forecast period.

Major vendors are introducing technology-enabled tools that can facilitate user engagement, motivate learners, and help in collaborations, thereby increasing the market share and attracting new consumers to the market. The growing popularity of blended learning that enhances the efficiency of learners will drive the growth of the e-learning market. The e-learning market is expected to generate revenue of $65.41 billion by 2023, growing at a compounded annual growth rate of 7.07% during the forecast period.

Our Portfolio

We currently offer products within the following categories:

●	Front-of-Class Display (Mimio and Clevertouch brands)
●	FrontRow Classroom Audio and IP-based school-wide communication systems for bells, paging, intercom, and alerting

●	STEM
●	Educational Software & Content (Mimio Connect, LYNK Whiteboard, OKTOPUS, MimioStudio)
●	Peripherals and Accessories
●	Professional Development

The Boxlight portfolio of solutions is designed to create dynamic teaching, learning, and presentation experiences. When integrated, our innovative solutions provide opportunity for a holistic approach to in-person or virtual learning experiences, meetings and professional learning, campus wide communication, or any situation where presentation, interaction, or engagement occurs.

Front-of-Class Display Category

Boxlight offers a choice of Interactive Flat Panel Displays (IFPD), Interactive Whiteboards (IWB), and Non-Interactive Flat Panel Displays. Each comes with licensed copies of our software, access to prepared content and Professional Development modules. There are upsell opportunities for our software and Professional Development modules.

Clevertouch, IMPACT Plus

The IMPACT Plus interactive LED flat panels delivers a truly intuitive experience and is available in four sizes 55”, 65”, 75” and 86”. With 4K resolution, 20 points of touch and built collaboration screen sharing with touchback capabilities, IMPACT Plus is built with teacher requirements for a new generation of front of class displays. Running Android 8 with an optional slot in PC, Clevertouch is designed to run and fit into any technology set up. Standard features include built in line array microphones for distance learning, proximity sensors that boot up the screen or shuts down the screen when the room is not in use, built in app store with hundreds of educational apps, enhanced USB-C connectivity and device charging, cloud accounts to log into personal settings and cloud drives; built in digital signage, to display messaging a cloud-based LYNX Whiteboard for lesson planning and deployment and Snowflake software. Every screen runs Over-the-Air (OTA) updates and comes with Mobile Device Management to run diagnostics on each screen.

Clevertouch, IMPACT

The Clevertouch IMPACT is the perfect all-around solution for the modern classroom. Featuring high precision technology, LYNX Whiteboard, Cleverstore, and Snowflake – IMPACT helps save time lesson planning with lots of resources. Available in three sizes 65”, 75” and 86”, each panel is 4K with 20 points of touch, comes with an optional slot in PC and runs on Android 8. All IMACT screens, have Cleverstore which has hundreds of educational apps to keep young minds learning. Also included is the cloud-based LYNX Whiteboard for lesson planning and deployment and Snowflake software as standard. Every screen runs OTA updates and comes with Mobile Device Management to run diagnostics on each screen.

Clevertouch UX Pro

UX Pro interactive LED flat panels are designed for the modern meeting space and is available in four sizes - 55”, 65”, 75” and 86”. With 4K resolution, 20 points of touch and built-in collaboration screen sharing with touchback capabilities, the UX Pro is built around meeting requirements with Stage software to enable remote meetings in which participants can annotate on documents, while the launcher will give instant access to favorite unified communication apps at the touch of a button. Running Android 8 with an optional slot in PC, the UX Pro is designed to run and fit into any technology set up. Key features include built-in line array microphone for meetings; proximity sensors that boot up the screen or shuts down the screen when the room is not in use; enhanced USB-C connectivity and device charging; cloud accounts to log into personal settings and cloud drives; built-in digital signage to display messages; every screen runs OTA updates and comes with Mobile Device Management to run diagnostics on each screen; and Clevershare to enable instant screen sharing through the app or dongle to engage and enhance collaboration.

Clevershare

Clevershare allows users to share content with any device from either the dongle and the USB C connection or the Clevershare app. Up to 50 devices can connect with the Clevertouch screen and share content – images, video, and audio with touch-back for two-way control. The presenter has full control over what is shared and can show up to four device screens simultaneously, increasing collaboration and participation within every session.

CleverLive Digital Signage

CleverLive is a unique cloud-based cloud management platform (or CMP) for managing all Clevertouch device endpoints, designed to customize the user interface based on device functionality, CleverLive combines simplicity of use with feature rich functionality. The platform comes as standard with 200+ editable templates enabling a mix of multimedia content. Features include built-in presentation creation tools for designing bespoke layouts, wayfinding screens and touch interfaces, scheduling, grouping, instant emergency messaging, and QR code creation and display for an audience interactive experience. Rounding off the unique features is the built-in Cleverstore from which users can download apps for their touch screens.

Clevertouch CM Series

The CM Series non-touch large format professional display for meeting presentations and digital signage is available in six sizes - 43′′, 49′′, 55′′, 65′′, 75′′, 86′′. This 4K UHD, non-touch meeting room collaboration screen has wireless display connectivity and RS232 control for professional meeting room integration with control systems. The built-in Android system includes the CleverLive app for managing digital signage content of full screen capacity or can be packaged with a Clevertouch Media Player to enhance digital signage playout multimedia functionality. With 16/7 display, the CM Series has a built-in scheduler to manage on/off timing of messages, including instant messaging when needed. The CleverLive digital signage feature sets this display apart from screens in the marketplace.

Clevertouch Live Rooms

Live Rooms is a room booking solution that simplifies the meeting room booking process. Live Rooms features a 10” tablet that is manufactured with integrated room booking and digital signage software to deliver a powerful product to a busy marketplace. The tablet features red and green LED side lighting for instant availability recognition and is capable of at-the-source and calendar (O365 and ME) room booking with instant updates, to prevent booking overlaps. With analytics that identify users, rooms booked, frequencies and more, Live Rooms offers a smart room booking solution that, when not in use, can also serve as digital signage and provide send instant messages for emergency alerts.

Clevertouch PRO V4

As the enterprise-level media player, the PRO V4 allows organizations to engage with their audience 24/7 or deploy dedicated messages via power scheduling for startup/shutdown and auto reboots. A slimline design, power boosting WIFI connectivity, and both HDMI and DisplayPort Outputs enables connection to multiple screens, the PRO V4 can be connected to a kiosk or UX Pro for touch interaction or a non-touch screen for feature-rich digital signage. The PRO V4 can connect to Clevertouch physical button technology for managing emergency and instant messaging away from the CMP. With multimedia-zoned presentation playout, the PRO V4 can livestream web pages and URL KPIs, text, images, videos, posters, RSS Feeds, social media content, audio, and more.

Clevertouch PICO MK5

PICO MK 5 is a mid-range media player with 24/7 playout capability, WIFI connectivity, and is designed for multimedia-zoned presentations with text, images, videos, posters, RSS Feeds, social media content, and audio.

CleverWall

CleverWall is an all-in-one intelligent display solution, for enriched interaction in large spaces, lecture halls, meeting rooms, and more. This videowall solution is available in nine sizes – 120", 138”, 150”, 165”, 180”, 199”, 220”, 249”, and 299”, the latter three being ultra-wide options or larger spaces like lecture halls. The large displays with in-built audio system and 178-degree viewing angle create an immersive user experience that is unmatched. Its plug-and-play design – one button on/off and smart remote control – make this LED solution user-friendly. Standard features include built-in Android technology, realtime wireless screen-sharing from up to four devices simultaneously, synchronized annotating from multiple devices, and syncing with CleverLive accounts for messaging (instant and scheduled) to all displays for campus or location-wide communication.

MimioPro 4

MimioPro Series 4 adds power to any learning ecosystem – a true Connected Classroom. The MimioPro 4 is a touchscreen UHD HDR display with 20 points of touch, digital passive pen and eraser, and comes in three sizes – 65”, 75” and 86”. Its natural user interface and rich features support teachers to effectively and efficiently realize learning objectives. For example, in Windows Ink compliant applications such as Office 365, the passive digital pen draws, the eraser block erases digital ink (while cleaning the glass), and touches provide gestures without having to use the software’s user interface. The MimioPro 4 has a custom inbuilt Android 11 Launcher tailored for an interactive large screen and comes with: LYNX whiteboarding app to create and capture outcomes, share content, collaborate, and distribute ad-hoc content via cloud services through a dynamic QR code; CleverShare  mirroring app used on all models of Boxlight Interactive Flat Panel Displays that allows teachers to orchestrate up to six simultaneous displays across Windows, Chrome OS, Android and iOS, and casting of the MimioPro 4 to all the devices in a classroom; NDMS (Network Device Management Systems), a cloud-based device management system to remotely manage displays, troubleshoot, message, and schedule; and CleverStore – app store which houses curated Android applications that are safe for teachers to install onto the display.

Mimio DS Series Non-Interactive Display

The Mimio DS Series displays are high-definition displays that feature enhanced color calibration, precise picture quality adjustment, flicker-free and anti-glare viewing and are available in six sizes – 43", 55”, 65”, 75”, 86”, and 98”. The Mimio DS series runs on Android 11 with seamless OTA upgrading, includes a quad-core CPU, 4 GB of RAM, and an invisible IR receiver. Connectivity is made easy with multi-functional USB Type-C ports that enable 4K audio and video transmission, network connections, charging external devices, and provide access to external microphone and camera. The displays can be orientated vertically or horizontally and tilt up to 15-degree for easy viewing from high places. Multiple displays can daisy chain via HDMI ports, up to 3 by 3, and create a larger, unified display through screen splicing. The displays come with the CleverLive management and digital signage platform for enhanced control of content on all displays.

MimioWall

MimioWall LED all-in-one display solution isdesigned to enrich any space, including classrooms, entryways, hallways, shared spaces, and more. Available in nine different sizes (120” - 299”) including three ultra-wide screen options, the 4K UHD Android digital display and built-in speakers provide users an exceptional and immersive experience. Key features include integrated design with no external devices; 3-in-1 board that integrates power supply, a receiving card, and hub board; smart remote-control access to settings; plug-and-play system with one button on/off; and unified hardware. MimioWall enables users to screen-share wirelessly to/from up to four devices (smartphones, tablets, laptops) simultaneously. Also comes with CleverLive digital signage platform to deliver campus- and site-wide communication of information, announcements, and emergency alerts.

MimioTeach Interactive Whiteboard

MimioTeach is one of our best known and longest-lived products. Hundreds of thousands of MimioTeach portable digital interactive whiteboard systems and its predecessor models are used in classrooms around the world. MimioTeach can turn any whiteboard (retrofit) into an interactive whiteboard in as little as 30 seconds. This portable product fits into a tote bag with room for a small desktop projector, which is attractive to teachers who move from classroom to classroom. For schools where “change is our normal,” MimioTeach eliminates the high cost of moving fixed-mount implementations.

MimioFrame Touch Kit

MimioFrame can turn a projection (dry erase) board into an Interactive Whiteboard in 10-15 minutes. Millions of classrooms already have a conventional whiteboard and a non-interactive projector. MimioFrame uses infrared (IR) technology embedded in the four sides of the frame to turn that non-interactive combination into a modern 10touch-interactive Digital Classroom. No drilling or cutting is required, MimioFrame easily and quickly attaches with industrial-strength double-sided tape.

Classroom Audio and School-wide Communication Category

Juno

Juno® is the towering standard of sound quality that reinforces a teacher’s voice so that every student gets a FrontRow seat. Juno sets up in minutes — and yet evenly fills the classroom with the kind of exciting, multi-layered stereo sound typical of larger installed systems. Juno is superior to other products in the classroom audio category, offering premium features such as feedback suppression, digital EQ, Bluetooth, and teacher voice priority. Juno is also uniquely expandable, with the ability to add modules for additional microphones, speakers, analog page override, and Conductor compatibility for networked campus communication.

EzRoom

EzRoom™ is an integrated AV solution designed for larger capital projects such as technology retrofits or new school construction. A highly customizable solution, EzRoom offers wall and ceiling mountable enclosures with pre-installed options customized for a school’s needs, simplifying the installation process for AV integrators (resellers). EzRoom is an “everything but the display” solution, providing sound reinforcement, microphones, speakers, AV control devices, AV wall plates, and networked cameras. The depth and breadth of the solution necessitates a service layer of pre-sale and post-sale support for the channel, supplied by FrontRow architectural/engineering consultant liaisons, providing design support, and the FrontRow Technical Services Group, offering system commissioning and customization. EzRoom can use FrontRow’s SmartIR transmission technology or take advantage of FrontRow’s latest wireless voice technology – ELEVATE – that boasts the benefits of digital RF (Radio Frequency) microphone systems, combined with flexible programmability and ease-of-use features found nowhere else. The ELEVATE teacher microphone can be used as a wearable alert device, notifying administrators of urgent situations in the classroom.

Lyrik

The Lyrik™ amplification solution is a small yet portable system for instruction and audio media to be heard anywhere; from the classroom to the bus line, or even online. The tower has an integrated rechargeable battery and can be connected to a computer or other auxiliary audio source either directly using cables or wirelessly using Bluetooth®. Weighing less than 10 pounds, Lyrik is designed to be taken anywhere voice reinforcement is needed whether on campus or off.

Conductor

The Conductor™ School Communication System is an IP-based, campus-wide communication and control solution that allows administrators to manage their day-to-day operations with Bells, Paging, Intercom, and Alerts. Built on a client-server architecture that utilizes a school’s existing network, Conductor streams digital audio directly to FrontRow ezRoom and Juno Connect equipped classrooms, and interfaces with legacy analog paging systems for common areas to provide comprehensive audio coverage for announcements and alerts. The recently introduced Attention! feature integrates the CleverLive digital signage service with Conductor to synchronize audio with visual alerts to Clevertouch and Mimio interactive panels to maximize the impact of school-wide or zone-specified communications.

STEM Category

Through the acquisitions of Modern Robotics, Robo3D and MyStemKits, Boxlight has added to its portfolio a growing category of STEM (science, technology, engineering, and math) products.

Mimio MyBot

The Mimio MyBot system bridges the gap between learning about robotics in the classroom and the application of robotics in the real world. The intuitive and accessible system helps students develop core skills in programming, engineering, and robotics. We provide a system to facilitate learning and ignite a passion in students with the freedom and flexibility to build, code, and test new and unique models. Mimio MyBot allows students to explore and learn freely while removing common obstacles such as requiring network infrastructure changes or expensive workstations.

Robo3D

Robo E3, and the Robo E3 Pro are smart, safe, and simple 3D printers that come with access to over 300+ lessons of 3D printable STEM curriculum, replacement materials and accessories.

MyStemKits

MyStemKits offers hundreds of standards-driven lesson plans, activities, assessments, and Design Challenges for grades K-12 math and science teachers. High-quality lessons plans are developed and studied by The Florida Center for Research in Science. Technology, Engineering, and Mathematics (FCR-STEM), which is part of one of the nation’s oldest and most productive university-based education research organizations.

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

Educational Software Category

The Mimio suite of software and applications is a combination of titles from acquisitions of Mimio, Qwizdom, and Sahara (Clevertouch) - leading brands in the IWB and Formative Assessment Software Categories, and since then capabilities have been built upon that IP. The premise of our software is to provide the “glue” that integrates the hardware to provide a Connected Classroom; help educators inform their decisions in the classroom, through more systematic data about their students’ performance and behaviors; make learning more engaging, interactive, accessible, and innovative; and support teachers in becoming more efficient in planning, preparation, reporting and analysis, and effective in instruction and assessment.

MimioStudio Interactive Instructional Software

MimioStudio Interactive Instructional Software enables the creation, editing, and presentation of interactive instructional lessons and activities. These lessons and activities can be presented and managed from the front of the classroom using any of Boxlight’s front-of-classroom display systems including MimioTeach, ProColor Interactive LED panels, MimioPro 4, and MimioFrame. MimioStudio can also be operated using a mobile device such as an iPad or tablet  that fully replicates the front-of-classroom display generated by MimioStudio. Operation with a mobile device is enabled via the three-user license for MimioMobile, provided with the MimioStudio license that accompanies all front-of-classroom devices from Mimio.

MimioMobile Collaboration and Assessment Application

The introduction of MimioMobile, a software accessory for MimioStudio, in 2014 introduced a new era of fully interactive student activities that are directly and immediately able to be displayed on the front-of-classroom interactive displays through MimioStudio.

MimioMobile allows fully interactive activities to be pushed to student classroom devices. The students can manipulate objects within the activities, annotate “on top” of them, and even create completely new content on their own handheld devices. MimioMobile also enables assessment using mobile devices. The teacher can create multiple choice, true\false, yes\no, and text entry assessment questions. The students can respond at their own pace and their answers are stored within MimioStudio from which the teacher can display graphs showing student results. This “continuous assessment” provides formative assessment that can help guide the teacher as to whether to re-teach the material if understanding is low or move forward in the lesson. We believe that this interactive and student dependent instructional model can dramatically enhance student outcomes.

OKTOPUS Instructional and Whiteboarding Software

Designed specifically for touch-enabled devices, OKTOPUS Interactive Instructional Software enables the creation, editing, and presentation of interactive instructional lessons and activities. More than 70 interactive widgets, tools, and classroom game modes make it simple and fun to run ad-hoc or pre-planned sessions. Similar to MimioStudio, these lessons and activities can be presented and managed from the front of the classroom using any of Boxlight’s front-of-classroom display systems.

Notes+ Collaboration and Assessment Application

Notes+ is a software accessory for use with OKTOPUS Software or a PPT plugin that allows students to view and interact with the teacher presentation during a live class session. Students can answer questions, annotate, request help, and share content with the main display from nearly any mobile device or laptop. Question types supported include multiple choice, multiple mark, yes/no, true/false, sequencing, numeric and text response.

GameZones Multi-student Interactive Gaming Software

GameZones allows up to four students to work simultaneously on a touch screen or tablet to complete interactive ‘game style’ activities. The solution is extremely simple and easy to use and includes over 150 educational activities.

MimioConnect Student Engagement Platform

MimioConnect is an online student engagement platform that combines innovative lesson building and instructional tools to create an active learning environment. Teachers can create interactive content and assessments from scratch, import existing lessons and content, or draw from 10,000+ premade digital lessons in the lesson library. Built-in tools for collaboration, instant polling, assessment, student monitoring and management, make classroom teaching and discussion more impactful. Other modes extend usage outside of the classroom, allowing students to complete homework or review daily lessons at their own pace. MimioConnect also integrates deeply with all the major LMS (Learning Management System). Users can sign in and access assignments through their LMS, use existing rosters, and pass data back to the LMS. MimioConnect helps teachers and students connect, collaborate, and learn more effectively from anywhere, making it a perfect solution for inside and outside the classroom. A MimioConnect Classroom license (lifetime) and MimioConnect Pro license (1 year) accompanies all front-of-classroom Boxlight displays.

LYNX

Designed for interactive displays, LYNX Whiteboard is a free-to-use lesson building app, enabling student collaboration and allowing teachers to bring vibrancy to their lessons with a built-in media search. In addition, LYNX Whiteboard provides searchable images, gifs and videos, allowing users to drag content into whiteboard presentations, all in a safe search enabled environment. With teacher favorites, such as Rainbow Pen and Spotlight included, as well as interactive learning tools, LYNX Whiteboard is packed with features to make lessons flow seamlessly.

Peripherals and Accessories

We offer a line of peripherals and accessories, mobile carts, installation accessories, and adjustable wall-mount accessories that complement our entire line of interactive LED flat panels and audio solutions.

LessonCam Instructional Camera

The FrontRow LessonCam is a high-definition Pan, Tilt, Zoom (PTZ) instructional camera with 12x optical zoom, enabling dynamic and engaging remote-only, hybrid, or asynchronous learning. LessonCam integrates with the FrontRow ezRoom and Juno classroom audio systems with popular video conferencing solutions such as Microsoft Teams, Microsoft Skype, Zoom, Google Meet, and Cisco Webex. LessonCam is a stand-out educational tool for teachers who want to engage with students wherever they are learning.

Clever Peripherals

Our ever growing suite of Clevertouch products includes a variety of Clever Peripherals such as OPS PC modules, which is a windows i5 and i7 modular PC, and our sensor module which plugs into the Clevertouch screens and measures temperature, humidity CO2 and air quality as well as an NFC.RFID sensor for logging into screens. In addition, we also offer our Clever Connect device that allows users to mirror directly to the screen. These and other Clever Peripherals continue to enhance the user experience of our Clevertouch displays.

Boxlight-EOS Professional Development

Mimio strives to provide the best tools to help teachers improve student outcomes. Through our subsidiary, EOS Education, we can extend our commitment to schools and districts by providing a rich portfolio of classroom training, professional development, and educator certification. EOS Education provides engaging and differentiated professional development for teachers to ensure that every student benefits from the technology tools available in their classrooms and schools. Programs can be customized, building comfort, confidence, and competence using the specific hardware and software platforms available to each teacher.

EOS Education unique professional learning experiences are:

●	Teacher-centric - We help teachers use the technology they have access to for their specific instructional purposes—we go beyond just point and click.
●	Hands-on - Teachers have an opportunity to practice new technical skills during sessions.
●	Differentiated - Adjusted to current skills, knowledge, and teachers’ in-classroom practices.
●	Job-embedded - Grounded in day-to-day teaching to be relevant, engaging, and practical to implement.
●	Student context - Introducing technology tools to students and how to engage them with purpose.

Integration Strategy

We plan to centralize our business management for all acquisitions through an enterprise resource planning (ERP) system which offers streamlined subsidiary integration utilizing a multi-currency platform. We have strengthened and refined the process to drive front-line sales forecasting to factory production. Through the ERP system, we have synchronized five separate accounting and customer relationship management systems through a cloud-based interface to improve inter-company information sharing and allow management of the Company to have immediate access to snapshots of the performance of each of our subsidiaries in a common currency. As we grow, organically or through acquisition, we plan to quickly integrate each subsidiary or division into the Company to allow for clearer and earlier visibility of performance to enable for timely and effective business decisions.

Logistics (Suppliers)

Logistics is currently provided in the US by our Lawrenceville, Georgia facility and internationally by the Sahara team in London. Together these teams manage multiple third-party logistics partners throughout the world (3PL’s). These 3PL partners allow Boxlight to provide affordable freight routes and shorter delivery times to our customers by providing on-hand inventory in localized markets. Contract manufacturing for Boxlight products is through original design manufacturer (ODM) and original equipment manufacturer (OEM) partners according to Boxlight’s specific engineering specifications and utilizing IP developed and owned by Boxlight. Boxlight’s factories for ODM and OEM are located in the USA, Taiwan, China and Germany.

Technical Support and Service

The Company currently has its core technical support and service centers located near Atlanta, GA, London, England, and Belfast, Northern Ireland. Additionally, the Company’s technical support division is responsible for the repair and management of customer service cases, resulting in more than 60% of the Company’s customer service calls ending in immediate closure of the applicable service case. We accomplish this as a result of the familiarity between our products and having specialized customer service technicians hired internally and with key partners in certain international markets.

Sales and Marketing

Our sales force consists of 53 account managers in EMEA including an EMEA sales director, 43 regional account managers in the US including our Vice President Sales US, four sales heads based in Canada, one in Latin America and one in Australia. Our marketing team consists of our Vice President of Marketing Communications, a marketing coordinator, an education specialist, and a graphic designer. Our sales force and marketing teams primarily drive sales of all Boxlight products (including our Mimio, Clevertouch, FrontRow and EOS brands) throughout North, Central and South America, Europe, the Middle East and Asia. In addition, we go to market through an indirect channel distribution model and utilize traditional value-added resellers and support them with training to become knowledgeable about the products we sell. We currently have approximately 800 resellers.

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

We are also developing our Corporate, Higher Education and Government solutions and have separate sales teams in both the US and EMEA focused on these areas.  Our expectation is that over time opportunity in these areas will expand to be as large or potentially larger than our K-12 Education business.

Competition

The interactive education industry is highly competitive and characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of interactive flat panels and interactive whiteboards. Interactive displays, since the time they were first introduced, have evolved from a high-cost technology that involves multiple components requiring professional installers, to a one-piece technology that is available at increasingly reduced-price points and affords simple installations. With lowered technology entry barriers, we face heated competition from other interactive display developers, manufacturers and distributors. We compete with other developers, manufacturers and distributors of interactive displays and personal computer technologies, tablets, television screens and smart phones, such as Smart Technologies, Promethean, ViewSonic, Dell Computers, Samsung, Panasonic and ClearTouch.

Even with these competitors, the market presents new opportunities in responding to demands to replace outdated and failing interactive displays with more affordable and simpler solution interactive displays. Our ability to integrate our technologies and remain innovative and develop new technologies desired by our current and potential new contract manufacturing customers will determine our ability to grow our contract manufacturing divisions. In addition, we have begun to see expansion in the market to sales of complementary products that work in conjunction with the interactive technology, including software, audio solutions, data capture and tablets.

Employees

As of December 31, 2022, we had the following distribution of employees:

Operations	44
Sales & Marketing	98
Administration	45
Total	187

None of our employees are represented by labor organizations. We consider our relationship with our employees to be excellent. A majority of our employees have entered into non-disclosure and non-competition agreements with us or our operating subsidiaries.

Recent Financing

On December 31, 2021, the Company and substantially all of its direct and indirect subsidiaries, including Boxlight, FrontRow, and Sahara as guarantors, entered into a maximum four-year $68.5 million term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with WhiteHawk Finance LLC, as lender (the “Lender”), and WhiteHawk Capital Partners, LP, as collateral agent (“the Collateral Agent”). Under the terms of the Credit Agreement, the Company received an initial term loan of $58.5 million on December 31, 2021 (the “Initial Loan”) and obtained a delayed draw facility of up to $10 million (the “Delayed Draw”). The Initial Loan and the Delayed Draw are collectively referred to as the Term Loans. The “Term Loans” bear interest at the LIBOR rate plus 10.75%; provided that after June 30, 2022, if the Company’s Senior Leverage Ratio (as defined in the Credit Agreement) is less than 2.25, the interest rate would be reduced to LIBOR plus 10.25%. Such terms are subject to the Company maintaining a borrowing base in terms compliant with the Credit Agreement.

The proceeds of the Initial Loan were used to finance the Company’s acquisition of FrontRow, and pay off all indebtedness owed to our then lenders. The terms of the Credit Agreement and related loans are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Of the Initial Loan, $8.5 million, was subject to repayment on February 28, 2022, with quarterly principal payments of $625,000 and interest payments commencing March 31, 2022 and the $40.0 million remaining balance plus any Delayed Draw loans becoming due and payable in full on December 31, 2025.

In conjunction with its receipt of the Initial Loan, the Company issued to the Lender (i) 528,169 shares of Class A common stock (the “Shares”), which Shares were registered pursuant to our existing shelf registration statement and were delivered to the Lender in January 2022, (ii) a warrant to purchase 2,043,291 shares of Class A common stock (subject to increase to the extent of 3% of any Series B and Series C convertible preferred stock converted into Class A common stock), exercisable at $2.00 per share (the “Warrant”), which Warrant may be subject to repricing on March 31, 2022 based on the arithmetic volume weighted average prices for the 30 trading days prior to March 31, 2022, in the event our stock is then trading below $2.00 per share, (iii) a 3% fee of $1,800,000 and (iv) a $500,000 original issue discount. In addition, the Company agreed to register for resale the shares issuable upon exercise of the Warrant. The Company also incurred agency fees, legal fees and other costs in connection with the execution of the Credit Agreement.  Based on the arithmetic volume weighted average prices of the Company’s Class A common stock for the 30 trading days prior to March 31, 2022, the exercise price of the Warrant was reduced to $1.19 per share and the shares increased to 3,434,103. On July 22, 2022, the Company entered into a Securities Purchase Agreement with an accredited institutional investor. According to the terms of the WhiteHawk agreement, this purchase agreement triggered a reduction of the exercise price of the warrants. The warrants were repriced to $1.10 and shares increased to 3,715,075.

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

The principal elements of the April amendment included (a) an extension of time to repay $8.5 million of the principal amount of the term loan from February 28, 2022 to February 28, 2023, and (b) forbearance on $3,500,000 in over advances until May 16, 2022 to allow the Company to come into compliance with the borrowing base requirements set forth in the Credit Agreement.  In such connection, the Loan Parties have obtained credit insurance on certain key customers whose principal offices are located in the European Union and Australia as, without the credit insurance, their accounts owed to the Loan Parties had been deemed ineligible for inclusion in the borrowing base calculation primarily due to the perceived inability of the Collateral Agent to enforce security interests on such accounts. In addition, the Lender and Collateral Agent agreed to (i) reduce, through September 30, 2022, the minimum cash reserve requirement for the Loan Parties, (ii) reduce the interest rate by 50 basis points (to LIBOR plus 9.75%) after delivery of the Loan Parties’ September 30, 2023 financial statements, subject to the Loan Parties maintaining 1.75 EBITDA coverage ratio, and (iii) waive all prior Events of Default under the Credit Agreement. In conjunction with the amendment to the Credit Agreement, the parties entered into an amended and restated fee letter (the “Fee Letter”) pursuant to which the parties agreed to prepayment premiums of (i) 5% for payments made on or before December 31, 2022, (ii) 4% for payments made between January 1, 2023 and December 31, 2023, and (iii) 2% for payments made between January 1, 2024 and December 31, 2025.  Furthermore, the parties agreed that no prepayment premiums would be payable with respect to the first $5.0 million paid under the Term Loan, any payments made in relation to the $8.5 million due on or before February 28, 2023, any required amortization payments under the Credit Agreement and any mandatory prepayments by way of ECF or casualty events.

On June 21, 2022, the Company and substantially all of its direct and indirect subsidiaries (together with the Company, the “Loan Parties”), entered into a second amendment (the “Second Amendment”) to the four-year term loan credit facility, originally entered into December 31, 2021 and as amended on April 4, 2022, with the Collateral Agent and Lender. The Second Amendment to the Credit Agreement was entered into for purposes of the Lender funding a $2.5 million delayed draw term loan and adjusting certain terms to the Credit Agreement, including adjusting the Applicable Margin (as defined in the Second Amendment) to 13.25% for  LIBOR Rate Loans and 12.25% for Reference Rate Loans, increasing the definition of change of control from 33% voting power to 40% voting power, requiring the Company to engage a financial advisor, and allowing additional time, until July 15, 2022, for the Company to come into compliance with certain borrowing base requirements set forth in the Second Amendment to the Credit Agreement, among other adjustments.

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

Summary Risk Factors

Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

●	Unfavorable global economic or political conditions, including the ongoing conflict between Russia and Ukraine may adversely affect our business, financial condition, results from operations, or the businesses of our suppliers, vendors and logistics partners;
●	our inability to predict or anticipate the duration or adapt to the long-term economic and business consequences of a global pandemic linked to the COVID-19 pandemic or any future pandemics;
●	our inability to predict or adapt to the unstable market and economic conditions of the global economy;
●	our ability to continue to attract and retain customers;
●	our ability to sell additional products and services to customers;
●	our ability to raise funds in a timely fashion and successfully manage cash flow needs and financing plans;
●	our ability to successfully maintain a competitive position in our industry and market;
●	our ability to manage our business and sell our products within a changing and evolving industry environment;

●	our ability to locate and leverage potential growth opportunities;
●	our ability to achieve expected technological advances by us or by third parties and our ability to leverage them;
●	our ability to integrate our business acquisitions fully and successfully into Boxlight’s existing business and platform;
●	the effects of future regulation; and
●	our ability to protect and monetize our intellectual property.

Risks Related to Our Business, Operations and Financial Condition

Unfavorable global economic or political conditions, including the ongoing conflict between Russia and Ukraine may adversely affect our business, financial condition, or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. The March 2023 failure of Silicon Valley Bank and its potential near- and long-term effects on the overall banking industry, may also adversely affect our operations and stock price. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine.

On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. While neither Ukraine nor Russia is a key supplier of ours, the scope, intensity, duration and outcome of the ongoing war is uncertain and its continuation or escalation could have a material adverse effect on our business due to the general impact on the global supply chain and prices of certain commodities. While we presently have no business or direct trade relationships with entities located in Russia or Ukraine, the ongoing conflict between Russia and Ukraine could potentially cause supply chain disruptions that could disrupt our business should any of our end-suppliers rely on supplies, products or shipments from those regions.

In response to the war, the United States, other North Atlantic Treaty Organization (“NATO”) member states, as well as non-member states, have announced targeted economic sanctions on Russia, certain Russian citizens and enterprises. Any continuation or escalation of the war may trigger a series of additional economic and other sanctions. Certain companies have experienced negative reactions from their investors, employees, customers, or other stakeholders as a result of their action or inaction related to the war between Russia and Ukraine. We continue to monitor the reactions of our investors, employees, customers and other stakeholders and, as of the date of this report, have neither experienced any material adverse financial impacts nor suffered from the loss of key customers or employees.

In addition, the risk of cybersecurity incidents has increased in connection with the ongoing war, driven by justifications such as retaliation for the sanctions imposed in conjunction with the war, or in response to certain companies’ continued operations in Russia. For example, the war has been accompanied by cyberattacks against the Ukrainian government and other countries in the region. It is possible that these attacks could have collateral effects on additional critical infrastructure and financial institutions globally, which could adversely affect our operations and could increase the frequency and severity of cyber-based attacks against our information technology systems. While we have taken actions to mitigate such potential risks, the proliferation of malware from the war into systems unrelated to the war or cyberattacks against U.S. companies in retaliation for U.S. sanctions against Russia or U.S. support of Ukraine, could also adversely affect our operations.

We insure ourselves against many types of risks; however, while this insurance may mitigate certain of the risks associated with general market disruptions, including the risk related to the banking system and the ongoing war in Ukraine, our level of insurance may not cover all losses we could incur. The potential effects of these conditions could have a material adverse effect on our business, results of operations and financial condition.

War, terrorism, other acts of violence, changing circumstances related to the COVID-19 Pandemic or potential effects of future pandemics, are unpredictable and could adversely affect our business operations and the market for our products.

War, terrorism, other acts of violence or natural or man-made disasters, including a global pandemic, may affect the markets in which the Company operates, the Company’s customers, the Company’s delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial conditions.

The Company’s business may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters, including famine, food, fire, earthquake, storm or pandemic events and spread of disease (including the COVID-19 outbreak which commenced in 2020). Such events may cause customers to suspend their decisions on using the Company’s products and services, make it impossible to attend or sponsor trade shows or other conferences in which our products and services are presented to customers and potential customers, cause restrictions, postponements and cancellations of events that attract large crowds and public gatherings such as trade shows at which we have historically presented our products, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with purchases of goods or services, commitments to develop new products. These events also pose significant risks to the Company’s personnel and to physical facilities, transportation and operations, which could materially adversely affect the Company’s financial results.

While conditions surrounding the COVID-19 pandemic seem to have stabilized, there is nonetheless a risk related to modification of the traditional classroom setting, similar to what occurred during 2020 to 2021 when many classrooms were all virtual, that may result in reduced demand for our classroom solutions, including reduced demand for our interactive displays due to extended or indefinite distance and digital learning.

There is also a risk of reduced borrowing with our factoring and purchase order financing facilities, as well as risk of inability to raise additional capital.

We generate a substantial portion of our revenue from the sale of our display products, and any significant reduction in sales of these products would materially harm our business.

For the year ended December 31, 2022, we generated approximately 80% of our revenues from sales of our interactive display products, consisting of interactive flat panels and whiteboards. A decrease in demand for our interactive displays would significantly reduce our revenue. If any of our competitors introduces attractive alternatives to our interactive displays, we could experience a significant decrease in sales as customers migrate to those alternative products.

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

We are engaged in the interactive education industry. We face substantial competition from developers, manufacturers and distributors of interactive learning products and solutions, including interactive flat-panel displays, interactive whiteboards and micro-computer data logging products and any new product we may offer in the future. The industry is highly competitive and characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of interactive flat-panel displays, interactive whiteboards, and micro-computer-based logging technologies and combinations of them. We face increased competition from companies with strong positions in certain markets we serve, and in new markets and regions we may enter. These companies manufacture and/or distribute new, disruptive or substitute products that compete for the pool of available funds that previously could have been spent on interactive displays and associated products.

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

Our customers include primary and secondary schools, colleges, universities, other education providers and, to a lesser extent, government agencies, each of which depends heavily on government funding. The effects and duration of the COVID-19 pandemic, which has resulted in worldwide disruptions in supply chains and economic recession, are as yet unknown. We anticipate that the COVID-19 pandemic and resulting economic recession could cause a substantial disruption in, decrease or stagnation of, spending and budget priorities for government funding of schools, colleges, universities and other education providers and government agencies. The economy had only recently experienced a similar disruption from the worldwide recession of 2008 and subsequent sovereign debt and global financial crisis, which resulted in substantial declines in the revenues and fiscal capacity of many national, federal, state, provincial and local governments. Like in the 2008 financial crisis, where many of those governments have reacted to the decreases in revenues by cutting funding to educational institutions, we anticipate that governments and governmental entities will react similarly to the economic crisis and resulting decreases in revenue caused by the COVID-19 pandemic by cutting funding to educational institutions. If our products are not a high priority expenditure for such institutions, or if such institutions allocate expenditures to substitute alternative technologies, we could lose revenue.

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

Risks Related to our Foreign Operations.

We are subject to risks inherently related to our foreign operations.

Sales outside the US represented 46% of our revenues for the year ended December 31, 2022. We have committed, and may continue to commit, significant resources to our international operations and sales and marketing activities.

Our significant foreign operations subject us to several risks related to these international business activities that may increase costs, lengthen sales cycles and require significant management attention. International operations carry certain risks and associated costs, such as the complexities and expense of administering a business abroad, complications in compliance with, and unexpected changes in regulatory requirements, foreign laws, international import and export legislation, trading and investment policies, exchange controls, tariffs and other trade barriers, difficulties in collecting accounts receivable, potential adverse tax consequences, uncertainties of laws, difficulties in protecting, maintaining or enforcing intellectual property rights, difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs, and other factors, depending upon the country involved. Moreover, local laws and customs in many countries differ significantly and compliance with the laws of multiple jurisdictions can be complex, difficult and costly. We cannot assure that risks inherent in our foreign operations will not have a material adverse effect on our business.

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

In addition to patents, we will rely on a combination of copyrights, trademarks, trade secrets and other related laws and confidentiality procedures and contractual provisions to protect, maintain and enforce our proprietary technology and intellectual property rights in the United States, the United Kingdom, Mexico, Australia, Malaysia, Canada, Turkey Sweden, Finland, Germany, Holland, and China. However, our ability to protect our brands by registering certain trademarks may be limited. In addition, while we will generally enter into confidentiality and nondisclosure agreements with our employees, consultants, contract manufacturers, distributors and resellers and with others to attempt to limit access to and distribution of our proprietary and confidential information, it is possible that:

●	misappropriation of our proprietary and confidential information, including technology, will nevertheless occur;
●	our confidentiality agreements will not be honored or may be rendered unenforceable;
●	third parties will independently develop equivalent, superior or competitive technology or products;
●	disputes will arise with our current or future strategic licensees, customers or others concerning the ownership, validity, enforceability, use, patentability or registrability of intellectual property; or
●	unauthorized disclosure of our know-how, trade secrets or other proprietary or confidential information will occur.

●	we cannot assure that we will be successful in protecting, maintaining or enforcing our intellectual property rights. If we are unsuccessful in protecting, maintaining or enforcing our intellectual property rights, then our business, operating results and financial condition could be materially adversely affected, which could:
●	adversely affect our relationships with current or future distributors and resellers of our products;
●	adversely affect our reputation with customers;
●	be time-consuming and expensive to evaluate and defend;
●	cause product shipment delays or stoppages;
●	divert management’s attention and resources;
●	subject us to significant liabilities and damages;
●	require us to enter into royalty or licensing agreements; or
●	require us to cease certain activities, including the sale of products.

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

Risks Related to Our Class A Common Stock

We may not be able to maintain a listing of our Class A common stock on Nasdaq Capital Market, or Nasdaq.

Because our Class A common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. At present, we are in the second 180-day compliance period provided by Nasdaq relating to our failure to maintain the $1.00 minimum bid price requirement (the “Minimum Bid Price”).  This second 180-day compliance period expires on July 3, 2023.  In order to regain compliance, we must regain the $1.00 Minimum Bid Price and trade at $1.00 or higher for 10 consecutive days. If we do not organically regain the Minimum Bid Price within that period, we will need to seek stockholder approval to conduct a reverse stock split. If we fail to regain compliance, or otherwise violate or fail to meet any Nasdaq listing requirements, our Class A common stock may be delisted. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our Class A common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our Class A common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Class A common stock. In the event our stock is delisted from Nasdaq, whether by choice or otherwise, the delisting of our Class A common stock could significantly impair our ability to raise capital and stockholder value.

Future sales of our Class A common stock could adversely affect our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in BOXL and may adversely affect the market price of our Class A common stock.

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

The market price of our Class A common stock may be highly volatile and subject to wide fluctuations. In 2022, the price of our Class A common stock declined from $1.41 on January 4, 2022 to $0.31 per share on December 30, 2022. As of March 13, 2023, our Class A common stock closed at $0.48 per share. In addition, our financial performance, government regulatory action, tax laws and market conditions in general, including the ongoing COVID-19 pandemic and its resulting impact on the economy at large, could have a significant impact on the future market price of our Class A common stock. Some of the factors that could negatively affect our share price or result in fluctuations in the price of our common stock include:

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

Our Articles of Incorporation authorize the issuance of common stock and preferred stock. Each share of Class A common stock entitles the holder to one vote on all matters to be voted upon by stockholders, and the Class B common stock has no vote, except as required by law. In addition, our board of directors (“Board”) has the authority to issue additional shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The ability of our Board to issue additional shares of preferred stock could make it more difficult for a third party to acquire a majority of our voting stock. Other provisions of our Bylaws also may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could have an adverse effect on the market price of our Class A common stock.

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

If we fail to develop, implement and maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting in future periods may be adversely affected.

The Sarbanes-Oxley Act and related rules and regulations require that management report annually on the effectiveness of our internal control over financial reporting and assess the effectiveness of our disclosure controls and procedures on a quarterly basis. Effective internal controls are necessary for us to provide timely and reliable financial reports and effectively prevent fraud. We have identified control deficiencies that constituted a material weakness in our internal controls and procedures in the past and may experience a material weakness in future years. If we fail to maintain adequate internal controls, our financial statements may not accurately reflect our financial condition. Any material misstatements could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located at 2750 Premiere Parkway, Duluth, GA, 30097 in an office space of approximately 12,000 square feet, for which we pay approximately $23,000 per month as rent pursuant to a rental agreement. Our corporate headquarters house our administrative offices. The Company leases warehouse space in Lawrenceville, GA, for approximately $13,000 per month.

We also maintain offices in Scottsdale, Arizona and Utica, NY in the U.S., and in Dartford, London, Leeds and Livingston and Belfast in the U.K. for sales, marketing, technical support and service staff. In addition, we also maintain sales, marketing and technical support offices in Apeldoorn, Netherlands, Anzegem, Belgium, Helsinki, Finland, Oskarshamn Kalmar, Sweden, and Düsseldorf, Germany.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are party to litigation matters occurring in the ordinary course of our business. As of the date of this Annual Report, however, there are no material pending or threatened legal or governmental proceedings relating to our Company to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock commenced trading on the Nasdaq Capital Market, or Nasdaq, under the symbol “BOXL” on November 30, 2017. Prior to that time, our common stock was not traded on any exchange or quoted on any over the counter market.

Holders

As of March 13, 2023, we had 378 holders of record of our common stock and 74,774,556 shares of common stock issued and outstanding.

Dividends

We have never paid cash dividends on our Class A common stock. Holders of our Class A common stock are entitled to receive dividends, if any, declared and paid from time to time by the board of directors out of funds legally available. At present, we intend to retain any earnings for the operation and expansion of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and other factors that our board of directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Incentive Plans

The Company has issued grants under two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which  a total of 6,390,438 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 5,000,000 shares of the Company’s Class A common stock have been approved for issuance. Upon approval of the 2021 Plan in June 2021, any shares remaining for issuance under the 2014 Plan were cancelled, and all future grants were issued under the 2021 Plan. The 2021 Plan allows for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights or otherwise, to the Company’s officers, directors, employees and consultants. As of December 31, 2022, a total of approximately 2.3 million shares remained available for issuance under the 2021 Plan.

The following table provides information as of December 31, 2022 about our equity compensation plans and arrangements.

Number of
	securities to be	Weighted-	Number of
	issued upon	average	securities
	exercise of	exercise price of	remaining
	outstanding	outstanding	available for
	options,	options,	future issuance
	warrants and	warrants and	under equity
Plan category	rights (1)	rights	compensation plans
Equity compensation plans approved by security holders	5,383,586		2,293,933
Equity compensation plans not approved by security holders	983,321		-
	6,366,907	$1.61	2,293,933
(1)	Includes 2,725,400 equity incentive grants issued to Sahara employees in conjunction with our acquisition of Sahara Presentation Systems.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, we sold 943,442 shares of Class A common stock to cover tax withholdings for restricted stock vesting.

On December 31, 2021, in connection with the WhiteHawk Credit Agreement, we issued to WhiteHawk (i) 528,169 shares of Class A common stock, which shares were registered pursuant to our existing shelf registration statement, and (ii) a warrant to purchase 2,043,291 shares of Class A common stock (subject to increase to the extent of 3% of any Series B and Series C convertible preferred stock converted into Class A common stock), originally exercisable at $2.00 per share (the “Warrant”). Based on the arithmetic volume weighted average prices of the Company’s Class A common stock for the 30 trading days prior to March 31, 2022, the exercise price of the Warrant was reduced to $1.19 per share and the shares increased to 3,434,103.

On July 22, 2022, the Company entered into a Securities Purchase Agreement with an accredited institutional investor. According to the terms of the WhiteHawk agreement, this purchase agreement triggered a reduction of the exercise price of the warrants and a revaluation of the derivative liability. The warrants were repriced to $1.10 and shares increased to 3,715,075.

As partial consideration for our purchase of Sahara Holdings Ltd. (“Sahara”), on September 25, 2020, the Company issued 1,586,620 shares of Series B convertible redeemable preferred stock (the “Series B Preferred Stock”) and 1,320,850 shares of Series C convertible redeemable preferred stock (the “Series C Preferred Stock”). The fair value of the preferred shares issued was $16.5 million and $12.4 million for the Series B Preferred Stock and Series C Preferred Stock, respectively. Such shares were issued pursuant to an exemption from registration pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933. See further discussion of the features of the preferred shares in Note 12.

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

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. [Reserved]

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

Overview

We are a technology company that develops, sells and services interactive solutions predominantly for the global education market, but  also for the corporate and government sectors. We are seeking to become a worldwide leading innovator and integrator of interactive products and software solutions and improve collaboration and effective communication in meeting environments. We currently design, produce and distribute interactive technologies including our interactive and non-interactive flat panel displays, LED video walls, media players, classroom audio and campus communication, cameras and other peripherals for the education market and non-interactive solutions including flat panels, LED video walls and digital signage. We also distribute science, technology, engineering and math (or “STEM”) products, including our 3D printing and robotics solutions, and our portable science lab. All products are integrated into our classroom software suite that provides tools for whole class learning, assessment and collaboration. In addition, we offer professional training services related to our technology to our U.S. educational customers. To date, we have generated the majority of our revenue in the U.S. and internationally from the sale of interactive displays and related software to the educational market. We have sold our solutions into over 70 countries and into over 1.5 million classrooms and meeting spaces. We sell our products and software through more than 1,000 global reseller partners. We believe we offer the most comprehensive and integrated line of interactive display solutions, audio products, peripherals and accessories, software and professional development for schools and enterprises on the market today. The majority of our products are backed by nearly 30 years of research and development.

Advances in technology and new options for the introduction of technology into the classroom have forced school districts to look for solutions that allow teachers and students to bring their own devices into the classroom, provide school districts with information technology departments with the means to access data with or without internet access, handle higher demand for video, as well as control cloud and data storage challenges. Our design teams are able to quickly customize systems and configurations to serve the needs of clients so that existing hardware and software platforms can communicate with one another. Our goal is to become a single source solution to satisfy the needs of educators around the globe and provide a holistic approach to the modern classroom.

Recent Acquisitions

On December 31, 2021, the Company acquired FrontRow Calypso LLC, a California company and a leader in classroom and campus communication solutions for the education market. While purchase accounting was applied to the acquired assets and assumed liabilities of FrontRow, the fiscal 2021 revenues and the results of operations of FrontRow are not included in our consolidated financial statements for the year ended December 31, 2021 as a result of the year-end acquisition date.

On March 23, 2021, the Company acquired Interactive Concepts BV, a company incorporated and registered in Belgium and a distributor of interactive technologies (“Interactive”). Prior to the acquisition, the company had been Boxlight’s key distributor in Belgium and Luxembourg.

Our Acquisition Strategy and Challenges

Our growth strategy includes acquiring assets and technologies of companies that have products, technologies, industry specializations or geographic coverage that extend or complement our existing business. The process to undertake a potential acquisition is time-consuming and costly. Prior to completing any acquisition, we expect to expend significant resources to undertake business, financial and legal due diligence on our potential acquisition targets, as a result, and there is no guarantee that we will complete any acquisition that we pursue.

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

As a result, we believe that an analysis of the historical costs and expenses of our Target Sellers (a company that is the subject of an attempted acquisition) prior to their acquisition will not provide guidance as to the anticipated results after acquisition. We anticipate that we will be able to achieve significant reductions in our costs of revenue and selling and, general and administrative expenses from the levels currently incurred by the Target Sellers operating independently, thereby increasing our EBITDA and cash flows.

Components of our Results of Operations and Financial Condition

Revenue

The Company’s sales of interactive devices, including panels, whiteboards and other interactive devices generally include hardware maintenance services, a license to software, and the provision of related software maintenance. In most cases, interactive devices are sold with hardware maintenance services.

The Company’s installation, training and professional development service include third-party products and services and are generally sold separately from the Company’s products.

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

We outsource some of our warehouse operations and order fulfillment and we purchase products from related entities and third parties. Our product costs vary directly with volume and based on the costs of underlying product components as well as the prices we negotiate with our contract manufacturers. Shipping costs fluctuate with volume as well as with the method of shipping chosen in order to meet customer demand. As a global company with suppliers centered in Asia and customers located worldwide, we have used, and may in the future use, air shipping to deliver our products directly to our customers. Air shipping is more costly than sea or ground shipping or other delivery options and it is rarely used as a result. The Company did not experience material delays in shipping during 2022 or 2021 that materially negatively impacted our revenues, however, we have faced specific supply chain challenges related to certain component shortages and increased cost of global shipping and margins.

Gross profit and gross profit margin

Our gross profit and gross profit margin have been, and may in the future be, influenced by several factors including: product, channel and geographical revenue mix; changes in product costs related to the release of newer models; component, contract manufacturing and supplier pricing, foreign currency exchange and most recently, increased shipping costs due to the pandemic and global unrest. As we primarily procure our product components and manufacture our products in Asia, our suppliers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. Gross profit and gross profit margin may fluctuate over time based on the factors described above.

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

Income tax expense

We are subject to income taxes in the United States, United Kingdom, Mexico, Sweden, Finland, Holland and Germany where we do business. The United Kingdom, Mexico, Sweden, Finland, Holland and Germany have a statutory tax rate different from that in the United States. Additionally, certain of our international earnings are also taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Operating Results – Boxlight Corporation

For the years ended December 31, 2022 and 2021

Revenues. Total revenues for the year ended December 31, 2022 were $221.8 million as compared to $185.2 million for the year ended December 31, 2021, resulting in a 19.8% increase. The increase in revenues was primarily a result of our acquisition of FrontRow in December 2021 and increased demand for our solutions in both the U.S. and EMEA markets. Excluding FrontRow revenues, revenues increased $11.0 million or 5.9%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Cost of Revenues. Cost of revenues for the year ended December 31, 2022 was $156.9 million as compared to $138.7 million for the year ended December 31, 2021, resulting in an 13.2% increase. The increase in cost of revenues was primarily due to the growth in revenues associated with the acquisition of FrontRow in December 2021. Excluding cost of revenues associated with FrontRow, cost of revenues for Boxlight increased by $5.1 million or 3.7%, to $143.8 million. The increase in cost of revenues, excluding FrontRow, was primarily due to the growth in revenues across all markets partially offset by lower manufacturing and freight and shipping costs.

Gross Profit. Gross profit for the year ended December 31, 2022 was $64.9 million as compared to $46.5 million for the year ended December 31, 2021. Gross profit margin increased from 25.1% for the year ended December 31, 2021 to 29.2% for the year ended December 31, 2022 due to decreased manufacturing and freight and shipping expenses over the prior year following the height of the COVID-19 pandemic and higher margins associated with sales from FrontRow products.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2022 was $59.3 million and 26.8% of revenue as compared to $47.3 million and 25.6% of revenue for the year ended December 31, 2021. The increase primarily resulted from additional costs associated with the FrontRow acquisition. Excluding FrontRow, general and administrative expense for the year ended December 31, 2022 was $50.7 million and 25.8% of revenue.

Research and Development Expense. Research and development expense was $2.5 million or 1.1% of revenue for the year ended December 31, 2022 as compared to $1.8 million or 1.0% of revenue for the year ended December 31, 2021. Research and development expense primarily consists of costs associated with development of proprietary technology. The increase in research and development expense was primarily driven by an increase in contract services related to software development.

Other income (expense), net. Other expense for the year ended December 31, 2022 was $6.7 million as compared to $7.9 million for the year ended December 31, 2021. Other expense decreased by $1.2 million, primarily due to a change in fair value of derivative liabilities due to a decrease in the Company’s stock price. The decrease was partially offset by an increase in interest expense.

Net loss. The net loss attributable to common shareholders was $5.0 million and $14.7 million for the year ended December 31, 2022 and 2021, respectively, after deducting fixed dividends to Series B preferred shareholders of $1.3 million in each year and the fair value revaluation deemed contribution of $367 thousand following the redemption amendment with the Series B shareholders in the second quarter of 2021.

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

EBITDA represents net income (loss) before income tax expense, interest expense, net, and depreciation and amortization expense. Adjusted EBITDA represents EBITDA, adjusted for stock compensation expense and non-recurring expenses changes and changes in fair value of derivative liabilities, purchase accounting impact for fair valuing inventory and deferred revenue, and net (gain) loss on settlement of debt. Our management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of our business model. We use these non-GAAP financial measures to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. We find this especially useful when reviewing results of operations, which include large non-cash amortizations of intangibles assets from acquisitions. Investors should consider our non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains reconciliations of net losses to EBITDA and adjusted EBITDA for the periods presented.

Reconciliation of net loss for the years ended

December 31, 2022 and 2021 to EBITDA and Adjusted EBITDA

(in thousands)	2022	2021
Net loss	$(3,743)	$(13,802)
Depreciation and amortization	9,129	7,177
Interest expense	9,923	3,382
Income tax expense	49	3,310
EBITDA	$15,358	$67
Stock compensation expense	3,313	4,060
Change in fair value of derivative liabilities	(2,591)	(13)
Purchase accounting impact of fair valuing inventory	1,496	60
Purchase accounting impact of fair valuing deferred revenue	2,229	2,980
Net (gain) loss on settlement of debt	(856)	4,940
Adjusted EBITDA	$18,949	$12,094

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

We have been very proactive, and will continue to be proactive, in obtaining contracts during the fourth and first quarters or each year in order to help offset the seasonality of our business.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $14.6 million, a working capital position of $62.8 million, and a current ratio of 2.29. This financial position represents an improvement from a year ago at December 31, 2021 when we had a working capital position of $53.8 million and $17.9 million of cash and cash equivalents.

For the year ended December 31, 2022, we had net cash provided by operating activities of $1.2 million. For the year ended December 31, 2021, we had net cash used in operating activities of $2.3 million. The change in cash from operating activities primarily relates to increases in operating income in 2022 compared to 2021. For the year ended December 31, 2022 and 2021, we had net cash used in investing activities of $1.2 million and $34.0 million, respectively. The decrease in cash used in investing activities primarily relates to the purchase of FrontRow that occurred in 2021, partially offset by an increase in purchases of Property and Equipment. In addition, for the year ended December 31, 2022, we had net cash used in financing activities of $5.1 million. For the year ended December 31, 2021, we had net cash provided by financing activities of $41.1 million. The decrease in cash from financing activities primarily relates to a decrease in net proceeds and principal repayments of debt of $54.5 million and a decrease in debt issuance costs of $3.3 million, partially offset by an increase in proceeds from common stock of $4.3 million.

In addition to the cash flows generated by our ongoing operating activities we financed our operations during 2022 with our current Credit Facility with WhiteHawk and in 2021 with a $20.0 million tranche of debt funded by our previous lender, and from a pre-existing accounts receivable financing arrangement with another lender who purchases 85% of the eligible accounts receivable of the Company, up to $6.0 million, with the right of recourse. We closed these credit lines in December 2021 and replaced them with our Credit Facility with WhiteHawk. Our accounts receivable and our ability to borrow against accounts receivable provides an additional source of liquidity as cash payments are collected from customers in the ordinary course of business. Our accounts receivable balance fluctuates throughout the year based on the seasonality of the business.

Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases and other operating leases. We lease all our office facilities. We expect to make future payments on existing leases from cash generated from operations. We have limited credit available from our major vendors and are required to prepay a percentage of our inventory purchases, which further constrains our cash liquidity.

The Company had an accumulated deficit of $65.0 million as of December 31, 2022 and net cash provided by operations of $1.2 million for the year ended December 31, 2022.

Recent Financing

WhiteHawk Finance LLC

To finance the acquisition of FrontRow, the Company and substantially all of its direct and indirect subsidiaries, including Boxlight and FrontRow as guarantors, entered into a maximum $68.5 million term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with WhiteHawk Finance LLC, as lender (the “Lender”), and WhiteHawk Capital Partners, LP, as collateral agent. The Company received an initial term loan of $58.5 million on December 31, 2021 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10 million that may be provided for additional working capital purposes under certain conditions (the “Delayed Draw”). The Initial Loan and Delayed Draw are collectively referred to as the “Term Loans.” The proceeds of the Initial Loan were used to finance the Company’s acquisition of FrontRow, pay off all indebtedness owed to the Company’s then existing lenders, Sallyport Commercial Finance, LLC and Lind Global Asset Management, LLC, pay related fees and transaction costs, and provide working capital. Of the Initial Loan, $8.5 million was subject to repayment on February 28, 2022, with quarterly principal payments of $625,000 and interest payments commencing March 31, 2022 and the $40.0 million remaining balance plus any Delayed Draw loans becoming due and payable in full on December 31, 2025. The Term Loans bear interest at the LIBOR rate plus 10.75%; provided that after March 31, 2022, if the Company’s Senior Leverage Ratio (as defined in the Credit Agreement) is less than 2.25, the interest rate would be reduced to LIBOR plus 10.25%. Such terms are subject to the Company maintaining a borrowing base in terms compliant with the Credit Agreement.

In conjunction with its receipt of the Initial Loan, the Company issued to the Lender (i) 528,169 shares of Class A common stock (the “Shares”), which Shares were registered pursuant to its existing shelf registration statement and were delivered to the Lender in January 2022, (ii) a warrant to purchase 2,043,291 shares of Class A common stock (subject to increase to the extent of 3% of any Series B and Series C convertible preferred stock converted into Class A common stock), exercisable at $2.00 per share (the “Warrant”), which Warrant was subject to repricing on March 31, 2022 based on the arithmetic volume weighted average prices for the 30 trading days prior to September 30, 2022, in the event the Company’s  stock is then trading below $2.00 per share, (iii) a 3% fee of $1,800,000, and (iv) a $500,000 original issue discount. In addition, the Company agreed to register for resale the shares issuable upon exercise of the Warrant. The Company also incurred agency fees, legal fees and other costs in connection with the execution of the Credit Agreement totaling approximately $1.7 million. Under the terms of the warrant issued to WhiteHawk on December 31, 2021, the exercise price of the warrants would reprice if the stock price on March 31, 2022 was less than the original exercise price, at which time the number of warrants would also be increased proportionately, so that after such adjustment the aggregate exercise price payable for the increased number of warrant shares would be the same as the aggregate exercise price previously in effect. The warrants repriced on March 31, 2022 to $1.19 per share and the shares increased to 3,434,103.

On July 22, 2022, the Company entered into a Securities Purchase Agreement with an accredited institutional investor. According to the terms of the WhiteHawk agreement, this purchase agreement triggered a reduction of the exercise price of the warrants and a revaluation of the derivative liability. The warrants were repriced to $1.10 and warrant shares increased to 3,715,075.

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

The principal elements of the April amendment included (a) an extension of time to repay $8.5 million of the principal amount of the term loan from February 28, 2022 to February 28, 2023, and (b) forbearance on $3,500,000 in over advances until May 16, 2022 to allow the Company to come into compliance with the borrowing base requirements set forth in the Credit Agreement. In such connection, the Loan Parties have obtained credit insurance on certain key customers whose principal offices are located in the European Union and Australia as, without the credit insurance, their accounts owed to the Loan Parties had been deemed ineligible for inclusion in the borrowing base calculation primarily due to the perceived inability of the Collateral Agent to enforce security interests on such accounts. In addition, the Lender and Collateral Agent agreed to (i) reduce, through September 30, 2022, the minimum cash reserve requirement for the Loan Parties, (ii) reduce the interest rate by 50 basis points (to LIBOR plus 9.75%) after delivery of the Loan Parties’ September 30, 2023 financial statements, subject to the Loan Parties maintaining 1.75 EBITDA coverage ratio, and (iii) waive all prior Events of Default under the Credit Agreement. In conjunction with the amendment to the Credit Agreement, the parties entered into an amended and restated fee letter (the “Fee Letter”) pursuant to which the parties agreed to prepayment premiums of (i) 5% for payments made on or before December 31, 2022, (ii) 4% for payments made between January 1, 2023 and December 31, 2023, and (iii) 2% for payments made between January 1, 2024 and December 31, 2025. Furthermore, the parties agreed that no prepayment premiums would be payable with respect to the first $5.0 million paid under the Term Loan, any payments made in relation to the $8.5 million due on or before February 28, 2023, any required amortization payments under the Credit Agreement and any mandatory prepayments by way of ECF or casualty events.

On June 21, 2022, the Company and substantially all of its direct and indirect subsidiaries (together with the Company, the “Loan Parties”), entered into a second amendment (the “Second Amendment”) to the four-year term loan credit facility, originally entered into December 31, 2021 and as amended on April 4, 2022 (the “Credit Agreement”), with the Collateral Agent and Lender.

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

Lind Global Marco Fund and Lind Global Asset Management

On February 4, 2020, the Company and Lind Global Macro Fund, LP (“LGMF”) entered into a securities purchase agreement pursuant to which the Company received $750,000 in exchange for the issuance to Lind of (1) an $825,000 convertible promissory note, payable at an 8% interest rate, compounded monthly, (2) certain shares of restricted Class A common stock valued at $60,000, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended February 4, 2020, and (3) a commitment fee of $26,250. The Note was to mature over 24 months, with repayment commencing on August 4, 2020, after which time the Company made monthly payments of $45,833 plus interest by issuing shares of Class A common stock. The commitment fee in the amount of $26,025 was paid to LGMF, along with legal fees in the amount of $15,000. The Company paid LGMF $60,000 for closing fees by issuing 44,557 shares of Class A common stock. During the year ended December 31, 2021, the Company paid principal of $1.1 million and interest of $32,000 by issuing a total of 671,000 shares Class A common stock with an aggregate value of $1.5 million to Lind Global and recognized a loss extinguishment of debt of approximately $430,000. On December 31, 2021, the LGMF convertible note was paid in full.

On September 21, 2020, the Company and Lind Global Asset Management, LLC (“Lind Global”) entered into a securities purchase agreement (the “Lind SPA”) pursuant to which the Company received $20.0 million in exchange for the issuance to Lind Global of (1) a $22.0 million convertible promissory note, payable at a 4% interest rate, compounded monthly, (2) 310,399 shares of restricted Class A common stock valued at $900,000, calculated based on the 20-day volume average weighted price of the Class A common stock for the period ended September 21, 2020, and (3) a commitment fee of $400,000. The convertible note was to mature over 24 months, with repayment commencing on November 22, 2020, after which time the Company became obligated to make monthly payments of $1.0 million, plus interest. Interest accrued during the first two months of the note, after which time the interest payments, including accrued interest was paid monthly in either conversion shares. The commitment fee in the amount of $40,000 was paid to Lind Global, along with legal fees in the amount of $20,000 The Company paid Lind Global a total of $500,000 in closing fees consisting of commitment and legal fees, by issuing 310,399 shares of Class A common stock. The shares of Class A common stock issuable to Lind under the convertible note were registered pursuant to our effective shelf registration statement on Form S-3.

During the year ended December 31, 2021, as payment for the Lind Global convertible notes, the Company repaid principal of $12.0 million and interest of $584,000 to Lind Global by issuing a total of 7.2 million shares Class A common stock with an aggregate value of $15.9 million to Lind and recognized a $3.3 million loss.

Paycheck Protection Program Loan

On May 22, 2020, the Company received loan proceeds of $1.1 million under the Paycheck Protection Program.  During 2021, the Company applied for forgiveness in the amount of $836 thousand. On March 2, 2022, we received a decision letter from the lender that the forgiveness application had been approved, leaving a remaining balance of $173 thousand to be paid. The Company received a payment schedule from its lender on May 5, 2022, extending the payoff date until May 2025. The amount remaining on the loan at December 31, 2022 was $127 thousand.

Everest Display, Inc.

On January 26, 2021, the Company entered into an agreement with EDI and EDI’s subsidiary, AMAGIC, settling $1,983,436 in accounts payable owed by the Company to EDI for 793,375 shares of Class A common stock. During the year ended December 31, 2021, the Company recognized a $357 thousand gain.

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

On July 20, 2021, Boxlight and Sallyport amended the Accounts Receivable Agreement (the “ARC Amendment”) for purposes of increasing the Maximum Facility Limit Amount (as defined in the ARC Amendment) to $13,000,000, as well as increasing the minimum monthly sales from $1,250,000 to $3,000,000. In exchange for entry into the ARC Amendment, Boxlight agreed to a fee of $50,000, representing one percent of the increased Maximum Facility Limit Amount. Other terms of the Accounts Receivable Agreement remained unchanged. On August 6, 2021, Boxlight and Sallyport entered into an additional amendment of the Accounts Receivable Agreement (the “Second ARC Amendment”), which further increased the Maximum Facility Limit Amount to $15,000,000. In exchange for entry into the Second ARC Amendment, Boxlight agreed to a fee of $20,000, representing one percent of the increased Maximum Facility Limit Amount. Other terms of the Accounts Receivable Agreement remain unchanged. Following the Company’s entry into the Credit Facility with WhiteHawk, on December 31, 2021, all indebtedness to Sallyport was satisfied in full.

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

Our significant accounting policies are discussed in detail in Note 1 to the accompanying consolidated financial statements, and briefly summarized below. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

1.	Revenue Recognition
2.	Business Acquisitions
3.	Goodwill and Intangible assets
4.	Share-based Compensation
5.	Derivative Warrant Liabilities
6.	Income Taxes

REVENUE RECOGNITION

In accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers) (“Topic 606”), the Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and the significant risks and rewards of ownership of products or services are transferred to its customers. Product revenue is derived from the sale of interactive panels, audio and communication equipment and related software and accessories to distributors, resellers, and end users. Service revenue is derived from hardware maintenance services, product installation, training, software maintenance, and subscription services.

The Company’s sales of interactive devices, including panels, whiteboards, audio and communication equipment and other interactive devices generally include hardware maintenance services, a license to software, and the provision of related software maintenance. Interactive devices are generally sold with hardware maintenance services with terms ranging from 36-60 months. Software maintenance includes technical support, product updates on a when and if available basis, and error correction services. At times, non-interactive projectors are also sold with hardware maintenance services with terms ranging from 36-60 months. The Company also licenses software independently of its interactive devices, in which case it is bundled with software maintenance, and in some cases, subscription services that include access to on-line content, access to replacement parts, and cloud-based applications. The Company’s software subscription services provide access to content and software applications on an as needed basis over the Internet, but do not provide the right to take delivery of the software applications.

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

BUSINESS ACQUISITIONS

The Company’s business acquisitions are accounted for as a business combination, in accordance with Topic 350 “Business Combinations,” which requires, among other things, that assets acquired, and liabilities assumed be recognized at their estimated fair values as of the acquisition date on the consolidated balance sheet. Transaction costs are expensed as incurred. Any excess of the consideration transferred over the assigned values of the net assets acquired is recorded as goodwill. Income taxes, where applicable, are recognized and measured in accordance with Topic 740, Accounting for Income Taxes. For transactions occurring on or after January 1, 2021, contract liabilities acquired in a business combination are recognized and measured in accordance with Topic 606. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgement and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, and discount rates.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Goodwill is not amortized and is not deductible for tax purposes. Under ASC Topic 350 “Business Combinations,” we have an option to perform a “qualitative” assessment of the Company to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of the business is less than carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. If we determine that the Company meets these criteria, we perform a qualitative assessment. In this qualitative assessment, we consider the following items: macroeconomic conditions, industry and market conditions, overall financial performance and other entity specific events. In addition, we assess whether the most recent fair value determination results in an amount that exceeds the carrying amount of the Company. Based on these assessments, we determine whether the likelihood that a current fair value determination would be less than the current carrying amount is not more likely than not.

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

SHARE-BASED COMPENSATION

The Company estimates the fair value of each stock option compensation award at the grant date by using the Black-Scholes option pricing model; the fair value of each restricted stock unit awarded is the market price of the underlying shares at the date of grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. Accordingly, stock compensation expense is recognized based on the estimated fair value of the awards which is amortized as compensation expense on a straight-line basis over the vesting period. Total expense related to the award is reduced by the fair value of the options that are forfeited by the employees that leave the Company prior to vesting.

DERIVATIVE WARRANT LIABILITIES

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Boxlight Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Boxlight Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter – Fair Value of Derivative Liabilities

As described in Notes 1 and 10, the Company has issued warrants to purchase common stock which feature net cash settlement provisions or do not have fixed settlement provisions because their conversion and exercise prices may be lowered under certain conditions. The warrants are derivative liabilities and are remeasured at fair value at each reporting date using a Monte Carlo simulation technique. Changes in fair value are included in operations each period. As of

December 31, 2022, the Company estimated the fair value to be $472 thousand and recognized a $2.6 million change in fair value in operations for the year ended December 31, 2022.

We identified the fair value of the liability-classified warrants as a critical audit matter. The principal considerations for that determination were the unobservable inputs used in the Company’s valuation technique are highly subjectivity and involves higher measurement uncertainty. This required a high degree of auditor effort, including specialized skills and knowledge, and significant auditor judgment in evaluating the fair value of the warrants.  The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of management’s process for determining the unobservable inputs for the fair value measurement.
●	Utilizing a valuation specialist, we evaluated the significant assumptions and methods utilized in developing the fair value, including:
o	We evaluated the reasonableness of the Company’s measurement technique and significant assumptions and inputs.
o	We verified developed an independent calculation of the risk-free rate and volatility and compared our rates to those used by management.
o	We performed independent simulations using a Monte Carlo technique to determine the fair value of the warrants and test the accuracy of management’s valuation technique and application.

Critical Audit Matter – Equity-Classified Warrants

As described in Note 12, the Company issued certain warrants and prefunded warrants in connection with a securities purchase agreement to issue and sell 7.0 million shares of the Company’s common stock. The Company evaluated whether the warrants and pre-funded warrants were in the scope of ASC Topic 480 Distinguishing Liabilities from Equity, which discusses the accounting for instruments with characteristics of both liabilities and equity. The guidance in Topic 480, and the resulting liability classification, is applicable to instruments when certain criteria are met. Based on its analysis, the Company concluded that the warrants, and pre-funded warrants did not meet any of the criteria to be subject to liability classification and are therefore classified as equity.

We identified the classification of the warrants as a critical audit matter. The principal considerations for that determination included the complexity and effort required in identifying all relevant features of and obligations under the instruments for evaluation against the criteria for classification. This required a high degree of auditor effort, including specialized skills and knowledge, and significant auditor judgment in evaluating the features of and obligations under the warrants and the determination of whether such features meet the criteria for liability-classification.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of management’s process for identifying and evaluating the critical terms of the warrant agreements in determining the classification.
●	With the assistance of professionals in our firm that have specialized skills and knowledge in accounting for debt and equity instruments:
o	We evaluated management’s analysis and conclusions regarding the relevant provisions and features of the warrants in light of relevant guidance and the criteria for classification.
o	We read the securities purchase agreement and underlying warrant agreements comprising the offering to identify the relevant features and settlement provisions for our evaluation.
o	We independently evaluated the relevant features and settlement provisions of the warrants under relevant guidance considering the criteria for liability-classification.

Critical Audit Matter – Goodwill Impairment Assessment

As described in Note 1, in analyzing goodwill for potential impairment in the quantitative impairment test, the Company uses a combination of the income and market approaches to estimate the fair value. Under the income approach, the Company calculates the fair value based on discounted estimated future cash flows. Under the market approach, the Company estimates the fair value based on the market multiples of revenue or earnings before interest, income taxes, depreciation, and amortization for benchmark companies.

We identified the quantitative impairment test of goodwill as a critical audit matter. The principal considerations for that determination included the judgement involved in assessing management’s impairment test of goodwill due to the measurement uncertainty involved in determining the fair value of equity for the reporting units. In particular, the fair value estimates are sensitive to changes in assumptions such as discount rates, expected future cash flows, long-term growth rates, and comparable company earnings multiples.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of management’s process for assessing goodwill impairment and performing the qualitative goodwill impairment test, including management’s process for developing assumptions used in the income and market approaches to estimate the fair value of reporting units.
●	We evaluated management’s revenue growth rates, margins, and cash flows to current industry and economic trends, while also considering the current and future business, customer base, and product mix.
●	We assessed management’s process for estimating revenue growth and margins by comparing past projections to actual performance.
●	With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the models, valuation methodology, and significant assumptions used in the income and market approaches to estimate the fair values.
●	We tested management’s reconciliation of the fair value of equity of the reporting units to the market capitalization of the Company.

/s/ FORVIS, LLP (Formerly, Dixon Hughes Goodman LLP)

We have served as the Company’s auditor since 2018.

Atlanta, Georgia

March 16, 2023

Boxlight Corporation

Consolidated Balance Sheets

As of December 31, 2022 and 2021

(in thousands except share and per share amounts)

	December 31,	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$14,591	$17,938
Accounts receivable – trade, net of allowances	31,009	29,573
Inventories, net of reserves	58,211	51,591
Prepaid expenses and other current assets	7,433	9,444
Total current assets	111,244	108,546

Property and equipment, net of accumulated depreciation	1,733	1,073
Operating lease right of use asset	4,350	—
Intangible assets, net of accumulated amortization	52,579	65,532
Goodwill	25,092	26,037
Other assets	397	248
Total assets	$195,395	$201,436

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$36,566	$33,638
Short-term debt	845	9,804
Operating lease liabilities, current	1,898	—
Deferred revenues, current	8,308	7,575
Derivative liabilities	472	3,064
Other short-term liabilities	386	667
Total current liabilities	48,475	54,748

Deferred revenues, non-current	15,603	13,952
Long-term debt	43,778	42,137
Deferred tax liabilities, net	4,680	8,449
Operating lease liabilities, non-current	2,457	—
Other long-term liabilities	—	340
Total liabilities	114,993	119,626

Commitments and contingencies (Note 15)
Mezzanine equity:
Preferred Series B, 1,586,620 shares issued and outstanding	16,146	16,146
Preferred Series C, 1,320,850 shares issued and outstanding	12,363	12,363
Total mezzanine equity	28,509	28,509

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 167,972 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 74,716,696 and 63,821,901 Class A shares issued and outstanding at December 31, 2022 and 2021, respectively	7	6
Additional paid-in capital	117,843	110,867
Accumulated deficit	(65,043)	(61,300)
Accumulated other comprehensive (loss) income	(914)	3,728
Total stockholders’ equity	51,893	53,301

Total liabilities and stockholders’ equity	$195,395	$201,436

See Accompanying Notes to Financial Statements.

Boxlight Corporation

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2022 and 2021

(in thousands, except per share amounts)

	2022	2021
Revenues, net	$221,781	$185,177
Cost of revenues	156,913	138,652
Gross profit	64,868	46,525

Operating expense:
General and administrative expenses	59,337	47,270
Research and development	2,482	1,826
Total operating expense	61,819	49,096

Income (loss) from operations	3,049	(2,571)

Other income (expense):
Interest expense, net	(9,923)	(3,382)
Other expense, net	(267)	(20)
Gain (loss) on settlement of liabilities, net	856	(4,532)
Change in fair value of derivative liabilities	2,591	13
Total other expense	(6,743)	(7,921)
Loss before income taxes	(3,694)	(10,492)
Income tax expense	(49)	(3,310)
Net loss	(3,743)	(13,802)
Fixed dividends - Series B Preferred	(1,269)	(1,269)
Deemed contribution -Series B Preferred	—	367
Net loss attributable to common stockholders	$(5,012)	$(14,704)

Comprehensive loss:
Net loss	(3,743)	(13,802)
Other comprehensive loss:
Foreign currency translation adjustment	(4,642)	(1,464)
Total comprehensive loss	$(8,385)	$(15,266)

Net loss attributable to common stockholders	$(5,012)	(14,704)

Net loss per common share – basic and diluted	$(0.07)	$(0.23)

Weighted average number of common shares outstanding – basic and diluted	69,153	58,849

See Accompanying Notes to Financial Statements.

Boxlight Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2022 and 2021

(in thousands except share amounts)

	Series A		Class A		Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, December 31, 2020	167,972	$—	53,343,518	$6	$86,768	$5,192	$(47,498)	$44,468
Shares issued for:
Conversion of liabilities	—	—	8,697,166	—	19,080	—	—	19,080
Stock options exercised	—	—	492,460	—	415	—	—	415
Acquisition	—	—	142,882	—	404	—	—	404
Debt issuance costs	—	—	—	—	660	—	—	660
Vesting of restricted stock units	—	—	916,682	—	—	—	—	—
Warrant redemption, net	—	—	229,193	—	382	—	—	382
Stock compensation	—	—	—	—	4,060	—	—	4,060
Foreign currency translation	—	—	—	—	—	(1,464)	—	(1,464)
Fixed dividends for preferred shareholders	—	—	—	—	(1,269)	—	—	(1,269)
Deemed contribution for preferred shareholders	—	—		—	367	—	—	367
Net loss	—	—	—	—	—	—	(13,802)	(13,802)

Balance, December 31, 2021	167,972	—	63,821,901	6	110,867	3,728	(61,300)	53,301
Shares issued for:
Stock options exercised	—	—	296,841	—	81	—	—	81
Acquisition	—	—	230,770	—	150	—	—	150
Debt issuance costs	—	—	528,169	—	—	—	—	—
Vesting of restricted stock units	—	—	2,486,075	—	—	—	—	—
Securities purchase agreement	—	—	7,000,000	1	2,352	—	—	2,353
Warrant redemption, net	—	—	352,940	—	—	—	—	—
Issuance of warrants and prefunded warrants	—	—	—	—	2,349	—	—	2,349
Stock compensation	—	—	—	—	3,313	—	—	3,313
Foreign currency translation	—	—	—	—	—	(4,642)	—	(4,642)
Fixed dividends for preferred shareholders	—	—	—	—	(1,269)	—	—	(1,269)
Net loss	—	—	—	—	—	—	(3,743)	(3,743)

Balance, December 31, 2022	167,972	$—	74,716,696	$7	$117,843	$(914)	$(65,043)	$51,893

See Accompanying Notes to Financial Statements.

Boxlight Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

(in thousands)

	2022	2021
Cash flows from operating activities:
Net loss	$(3,743)	$(13,802)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount and issuance cost	2,158	2,132
Bad debt expense	266	425
(Gain) loss on settlement of liabilities	(856)	3,345
Changes in deferred tax assets and liabilities	(3,776)	788
Change in allowance for sales returns and volume rebate	316	1,145
Change in inventory reserve	(68)	250
Change in fair value of derivative liability	(2,591)	(13)
Shares issued for interest payment on notes payable	—	617
Stock compensation expense	3,313	4,060
Depreciation and amortization	9,129	7,175
Change in right of use assets and lease liabilities	8	—
Changes in operating assets and liabilities:
Accounts receivable – trade	(3,800)	(6,427)
Inventories	(10,272)	(20,998)
Prepaid expenses and other current assets	1,602	(2,470)
Other assets	(161)	(158)
Accounts payable and accrued expenses	5,756	17,948
Other short-term liabilities	256	344
Deferred revenues	3,965	4,318
Other liabilities	(312)	(1,009)
Net cash provided by (used in) operating activities	$1,190	$(2,330)

Cash flows from investing activities:
Asset acquisition	(100)	(33,604)
Cash paid to settle earnout obligations	—	(119)
Purchases of furniture and fixtures, net	(1,106)	(285)
Net cash used in investing activities	$(1,206)	$(34,008)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, net of issuance costs	4,700	—
Proceeds from issuances of short-term debt	—	54,225
Proceeds from exercise of options and warrants	—	—
Principal payments on debt	(11,141)	(66,912)
Discount on notes payable	—	(500)
Proceeds from long term debt	2,500	58,500
Debt issuance costs	—	(3,324)
Payments of fixed dividends to Series B Preferred stockholders	(1,269)	(1,269)
Proceeds from issuance of common stock	84	428
Other Share based payments
Net cash (used in) provided by financing activities	$(5,126)	$41,148

Effect of foreign currency exchange rates	1,795	(332)

Net (decrease) increase in cash and cash equivalents	(3,347)	4,478

Cash and cash equivalents, beginning of the period	17,938	13,460

Cash and cash equivalents, end of the period	$14,591	$17,938

Supplemental cash flow disclosures:

Cash paid for income taxes	$1,615	$1,476
Cash paid for interest	$8,342	$1,497

Non-cash investing and financing transactions:
Shares issued to settle accounts payable	$—	$1,626
Shares issued for closing fees related to outstanding notes payable – Lind Global	$—	$17,454
Exercise of warrants	$—	$350
Shares issued for asset acquisition	$150	$403
Deemed contribution from Series B Preferred Stock	$—	$367

See Accompanying Notes to Financial Statements.

Notes to Consolidated Financial Statements

Boxlight Corporation

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

COMPANY HISTORY AND RECENT ACQUISITIVE GROWTH

Boxlight Corporation (the “Company”) was incorporated in the State of Nevada on September 18, 2014 with its headquarters in Atlanta, Georgia for the purpose of becoming a technology company that sells interactive educational products. The Company designs, produces and distributes interactive technology solutions predominantly to the education market.

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

ESTIMATES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. Significant estimates include estimates of  reserves for inventory obsolescence; the recoverability of deferred tax assets; the fair value of warrants; the initial fair value of preferred stock, the fair value and recoverability of intangible assets and goodwill; the fair value of stock compensation; the fair values of assets acquired; the relative stand-alone selling prices of goods and services; and variable consideration.

COMPREHENSIVE INCOME

Comprehensive income (loss) reflects the change in equity during the year except those resulting from investments by and distributions to stockholders, and is comprised of all components of net income (loss) and foreign currency translation adjustments.

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

We test goodwill annually for impairment during the fourth quarter.  During the year ended December 31, 2022, we began performing the annual impairment test as of October 1, compared to December 31 in previous years.  This facilitates the overall coordination and timing of our annual financial statement close cycle and the preparation of our annual report. The change to the testing date did not represent a material change to our method of applying the accounting principle in light of requirements to monitor goodwill throughout the reporting period.

Since the acquisition of FrontRow Calypso LLC occurred December 31, 2021, the Company believes that the carrying amount does not exceed the fair value for the reporting unit. Goodwill arising from the FrontRow Calypso LLC acquisition was not included in the goodwill impairment testing for 2022.

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

The Company determined that certain warrants to purchase common stock do not satisfy the criteria for classification as equity instruments due to the existence of certain net cash and non-fixed settlement provisions that are not within the sole control of the Company. Such warrants are measured at fair value at each reporting date, and the changes in fair value are included in determining net income for the period. See Note 10 “Derivative Liabilities” for more information.

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

The following tables set forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2022
Derivative liabilities - warrant instruments	—	—	472	$472

	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2021
Derivative liabilities - warrant instruments	$—	$—	$3,064	$3,064

See Note 10 for discussion of the valuation techniques and inputs and reconciliation of the opening and closing balances of the fair value of warrants.

The following tables reconcile opening and closing balances of contingent consideration for which fair value is based on level 3 inputs (in thousands).

Amount
Balance, December 31, 2020	$119
Amount paid	(119)
Balance, December 31, 2021	—
Amount paid	—
Balance, December 31, 2022	$—

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock were considered to be common stock equivalents. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. The dilutive effect of convertible instruments is determined using the if-converted method, presuming share settlement. Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted calculation for the entire period being presented. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. For the year ended December 31, 2022, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 3.9 million shares from options to purchase common shares and 2.4 million of unvested restricted shares, 10.8 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 17.8 million shares from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive. For the year ended December 31, 2021, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 4.1 million shares from options to purchase common shares, unvested restricted shares of 2.0 million and 2.1 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 17.8 million shares from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive.

REVENUE RECOGNITION

In accordance with Topic 606 Revenue from Contracts with Customers, the Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and the title and the significant risks and rewards of ownership of products or services are transferred to its customers. Product revenue is derived from the sale of interactive panels, audio and communication equipment and related software and accessories to distributors, resellers, and end users. Service revenue is derived from hardware maintenance services, product installation, training, software maintenance, and subscription services.

Nature of Products and Services and Related Contractual Provisions

The Company’s sales of interactive devices, including panels, audio and communication equipment and other interactive devices generally include hardware maintenance services, a license to software, and the provision of related software maintenance. Interactive devices are generally sold with hardware maintenance services with terms of approximately 36-60 months. Software maintenance includes technical support, product updates on a when and if available basis, and error correction services. At times, non-interactive panels are also sold with hardware maintenance services with terms of approximately 60 months. The Company also licenses software independently of its interactive devices, in which case it is bundled with software maintenance, and in some cases, subscription services that include access to on-line content, and cloud-based applications. The Company’s software subscription services provide access to content and software applications on an as needed basis over the Internet, but do not provide the right to take delivery of the software applications.

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

The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company has no material contract assets on December 31, 2022 or 2021. During the years ended December 31, 2022 and 2021, the Company recognized $7.5 million and $5.6 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2021 and December 31, 2020, respectively.

Variable Consideration

The Company’s otherwise fixed consideration in its customer contracts may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering, or determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company provides rebates to certain customers based on the achievement of certain sales targets. The provision for rebates is estimated based on customers’ contracted rebate programs and our historical experience of rebates paid. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method based on historical experience and are measured at each reporting date. There was no material revenue recognized in 2022 related to changes in estimated variable consideration that existed at December 31, 2021.

Remaining Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of December 31, 2022 and 2021, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $23.9 million and $21.5 million, respectively. The Company expects to recognize revenue on approximately 33% of the remaining performance obligations in 2023, 27% in 2024, 21% in 2025, 13% in 2026, with the remainder recognized thereafter.

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

	Year Ended
	December 31,
	(in thousands)
	2022	2021
Product revenues:
Hardware	$206,770	$171,780
Software	4,306	4,102
Service revenues:
Professional services	2,638	1,419
Maintenance and subscription services	8,067	7,876
	$221,781	$185,177

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

Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would have been recognized over a period that is one year or less, the Company elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other assets and other assets, respectively, in the accompanying consolidated balance sheets. Total deferred commissions at December 31, 2022 and 2021 and the related amortization for 2022 and 2021 were less than $300,000.

The Company has not historically incurred any material fulfilment costs that meet the criteria for capitalization.

Bill and Hold Arrangements

From time to time the Company enters custodial bill and hold arrangements with customers. Each arrangement is reviewed, and revenue is recognized only when the following criteria have been met: (1) the reason for the bill-and-hold arrangement is substantive (2) the product is identified as the customer’s asset (3) the product is ready for delivery to the customer (4) there must be a fixed schedule for delivery (5) the seller cannot use the product or direct the product to another customer. At December 31, 2022, $3.2 million of revenue was recognized for goods that will be delivered to a customer during the first quarter of 2023.

WARRANTY RESERVE

For customers that do not purchase hardware maintenance services, the Company generally provides warranty coverage on panels and accessories, batteries and computers. This warranty coverage ranges from 2-5 years, and the Company establishes a liability for estimated product warranty costs, included in other short-term liabilities in the consolidated balance sheets, at the time the related product revenue is recognized. The warranty obligation is affected by historical product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials, or other costs differ from the Company’s estimates, additional warranty liabilities could be required, which would reduce its gross profit.

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

STOCK-BASED COMPENSATION

The Company estimates the fair value of each stock option compensation award at the grant date by using the Black-Scholes option pricing model; the fair value for each restricted stock unit award is the market price of the underlying shares at the date of grant. The fair value determined represents the cost for the award and is recognized on a straight-line basis over the vesting period during which an employee is required to provide service in exchange for the award. Total expense is reduced by the previously recognized compensation expense for options that are forfeited prior to vesting when the forfeiture occurs.

LEASES

The Company has entered into various operating leases for certain office, support locations and vehicles with terms extending through February 2027. Generally, these leases have initial lease terms of five years or less.

Prior to the adoption of Accounting Standards Update ("ASU") No. 2016-02 "Leases” (Topic 842) on January 1, 2022, the Company recorded the difference between the rent paid and the straight-line rent expense as a deferred rent liability within accrued expenses and other current liabilities and other liabilities.

Subsequent to the adoption of Topic 842, operating lease assets and liabilities are reflected within operating lease assets, operating lease liabilities, current, and operating lease liabilities, non-current, on the consolidated balance sheets. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at our sole discretion. The Company does not consider exercise of any lease renewal options reasonably certain. Certain of our lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. In connection with the adoption of Topic 842, the Company used incremental borrowing rates on January 1, 2022 for operating leases that commenced prior to that date. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term.

SUBSEQUENT EVENTS

We reviewed all material events through the date of these consolidated financial statements were issued for subsequent event disclosure consideration as described in Note 17.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

The Company adopted Topic 842, as amended, which requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company elected the modified retrospective approach which it applied on January 1, 2022, and therefore have not restated comparative periods. The Company elected certain relief options offered in ASU 2016-02 including the package of practical expedients, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company also elected the practical expedient to not separate lease and non-lease components, which allows it to account for lease and non-lease components as a single component. Finally, the Company elected not to apply the hindsight practical expedient to determine the lease term for existing leases.

The Company’s operating leases relate primarily to office space. As a result of the adoption of ASU 2016-02, the Company recognized an operating lease right-of-use ("ROU") asset of $3.8 million and a current operating lease liability of approximately $1.6 million and a long-term operating lease liability of approximately $2.3 million as of January 1, 2022, with no impact on the Company’s Consolidated Statement of Operations and Comprehensive Loss or Consolidated Statement of Cash Flows. The ROU asset and operating lease liabilities are recorded as separate line items in the Consolidated Balance Sheet.

The Company adopted ASU 2021-06, “Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses” to amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses. Among other changes, the final rule modifies the significance tests and improves the disclosure requirements for (1) acquired or to be acquired businesses, (2) real estate operations, and (3) pro forma financial information. In addition, the final rule includes amendments to financial disclosures specific to smaller reporting companies (SRCs). There is no immediate impact on the Company’s financial statements due to the adoption of this standard.

The Company early adopted (as of January 1, 2021) ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The new guidance simplifies the accounting for certain convertible instruments and for contracts in an entity’s own equity. Key provisions include the elimination of the “cash conversion” guidance and the “beneficial conversion feature” guidance in ASC Subtopic 470-20, (Debt with Conversion and Other Options), as well as a simplification of the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification by removing certain conditions in ASC Subtopic 815-40-25. Since the beneficial conversion feature is eliminated by this guidance, it will not be recorded for our Series B preferred stock.

The amendments in ASU 2020-06 further revise the guidance in ASC Topic 260, “Earnings Per Share,” to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For the years ended December 31, 2022 and 2021, the Company has calculated diluted earnings per share using the if-converted method.

The Company early adopted (as of January 1, 2021) ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” (“ASU 2021-08”), which amends the guidance in ASC Topic 805, “Business Combinations,” to require that “an entity (acquirer) recognize, and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, rather than at fair value.” At the acquisition date, an acquirer would account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. The Company applied the guidance in this ASU to the FrontRow acquisition that was completed on December 31, 2021.

The Company adopted ASU No. 2019-12, “Income Taxes” (ASU 740): “Simplifying the Accounting for Income Taxes.” The new guidance eliminates the need for an organization to analyze whether the following apply in a given period: (1) the exception to the incremental approach for intraperiod tax allocation; (2) the exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) the exception in interim periods income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, (4) enacted changes in tax laws in interim periods and (5) certain income tax accounting for employee stock ownership plans and affordable housing projects. The standard became effective for the Company on January 1, 2021 and did not have a material impact on the financial statements.

Recent Accounting Pronouncements not yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses” (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss methodology with the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade accounts receivable. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842. This new guidance changes the impairment model for most financial assets and certain other instruments. The ASU is not effective until fiscal years beginning after December 15, 2022, and interim periods within that fiscal year. The Company’s trade receivable terms are short term in duration and historically losses on accounts receivable have not been significant; write-offs were approximately $243,000 for the year ended December 31, 2022. Accordingly, the Company does not expect the adoption to have a material impact on the Company’s financial statements.

There were various other accounting standards and interpretations issued recently, some of which may be applicable to the Company but none of which are expected to a have a material impact on our financial position, operations, or cash flows.

NOTE 2 –BUSINESS ACQUISITIONS

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

FrontRow Calypso LLC.

On December 31, 2021, the Company, and its wholly owned subsidiary, Boxlight, Inc, acquired 100% of the membership interests of FrontRow Calypso LLC, a Delaware limited liability company (“FrontRow”) in exchange for payment of $34.7 million to Phonic Ear Inc. and Calypso Systems LLC, the equity holders of FrontRow.

Based in Petaluma, California, FrontRow makes technology that improves communication in learning environments, including developing network-based solutions for intercom, paging, bells, mass notification, classroom sound, lesson sharing, AV control and management. FrontRow also has offices in Toronto, Copenhagen, Brisbane, Hamilton (UK) and Shenzhen.

To finance the acquisition of FrontRow, the Company entered into a term loan credit facility, with WhiteHawk Finance LLC, as lender and WhiteHawk Capital Partners, LP, as collateral agent. See Note 9 “Debt.”

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

Goodwill is primarily attributable to synergies expected from the acquisition and the assembled workforce. The Company incurred a total of $500,700 in acquisition-related costs and expensed all such costs incurred during the period in which the service was received. Acquisition related costs are included in general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss. The results of operations of FrontRow are included in the Consolidated Statement of Operations and Comprehensive Loss beginning at the acquisition date. There was no impact to the Consolidated Statement of Operations and

Comprehensive Loss for the year ended December 31, 2021 since the acquisition was consummated on December 31, 2021. For the year ended December 31, 2022, revenue and net income from FrontRow were $24.8 million and $0.8 million, respectively.

Pro Forma Financials

The following unaudited pro forma information reflects our consolidated results of operations as if the acquisition of FrontRow had taken place on January 1, 2021. The unaudited pro forma information is not necessarily indicative of the results of operations that the Company would have reported had the acquisition actually occurred at the beginning of these periods nor is it necessarily indicative of future results. The unaudited pro forma financial information does not reflect the impact of future events that may occur after the acquisition, including, but not limited to, anticipated costs savings from synergies or other operational improvements. The nature and amount of any material, nonrecurring pro forma adjustments directly attributable to the business combination are included in the pro forma revenue and net earnings reflected below.

	Year ended December 31,
	2021
		(Unaudited)
	(in thousands)	(in thousands)
	As Reported	Pro Forma
Revenues, net	$185,177	$214,636

Net loss attributable common shareholders	$(14,704)	$(12,868)

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

The following table summarizes the estimated acquisition date fair values of the net assets acquired and liabilities assumed, and the estimate of the fair value of consideration paid:

(in thousands)
Assets acquired:
Cash	$1,647
Accounts receivable	1,045
Inventories	191
Property and equipment	37
Total assets acquired	2,920

Accounts payable and accrued expenses	(821)
Deferred tax liability	(230)
Total liabilities assumed	(1,051)

Net tangible assets acquired	1,869
Identifiable intangible assets:
Tradename	220
Customer relationships	745
Total intangible assets subject to amortization	965

Goodwill	439

Total net assets acquired	$3,273

Consideration paid:
Cash	$1,795
Deferred cash consideration	1,075
Common shares issued	403

Total consideration paid	$3,273

NOTE 3 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at December 31, 2022 and 2021 (in thousands):

	2022	2021

Accounts receivable – trade	$33,198	$31,053
Allowance for doubtful accounts	(414)	(405)
Allowance for sales returns and volume rebates	(1,775)	(1,075)
Accounts receivable - trade, net of allowances	$31,009	$29,573

Write-offs of accounts receivable was approximately $243,000 and $525,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE 4 – INVENTORIES

Inventories consisted of the following at December 31, 2022 and 2021 (in thousands):

	2022	2021

Finished goods	$56,583	$51,346
Spare parts	775	260
Reserve for inventory obsolescence	(531)	(599)
Advanced shipping costs	1,384	584
Inventories, net	$58,211	$51,591

The Company wrote off inventories of approximately $1.2 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at December 31, 2022 and 2021 (in thousands):

	2022	2021

Prepayments to vendors	$4,131	$7,739
Prepaid licenses and other	3,302	1,705
Prepaid expenses and other current assets	$7,433	$9,444

Prepaid expenses and other current assets as of December 31, 2022 are net of reserves related to vendor receivables of $0.8 million. There were no reserves related to vendor receivables as of December 31, 2021.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2022 and 2021 (in thousands):

	2022	2021

Building	$200	$200
Building improvements	14	14
Leasehold improvements	450	176
Office equipment	1,057	467
Software	88	88
Other equipment	678	335
Construction in progress	14	85

Property and equipment, at cost	2,501	1,365
Accumulated depreciation	(768)	(292)

Property and equipment, net of accumulated depreciation	$1,733	$1,073

For the years ended December 31, 2022 and 2021, the Company recorded depreciation expense of $484,000 and $156,000, respectively.

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

Intangible assets and goodwill consisted of the following at December 31, 2022 and 2021 (in thousands):

	Useful lives	2022	2021
INTANGIBLE ASSETS
Patents	4-10 years	$182	$182
Customer relationships	8-15 years	52,736	55,158
Technology	3-5 years	8,943	8,901
Domain	7 years	14	14
Non-compete	8-15 years	391	391
Tradenames	2-10 years	12,769	13,085
Intangible assets, at cost		75,035	77,731
Accumulated amortization		(22,456)	(12,199)
Intangible assets, net of accumulated amortization		$52,579	$65,532

GOODWILL
Beginning Balance		$26,037	$22,742
Goodwill acquired during the period		—	3,359
Change due to foreign currency translation		(945)	(64)
Impairment		—	—
Ending Balance		$25,092	$26,037

As of December 31, 2022, the company had $25.1 million of goodwill, of which none was allocated to a reporting unit with a negative carrying amount. The company’s goodwill has an indefinite useful life and is tested for impairment annually. For the years ended December 31, 2022 and 2021, the Company recorded amortization expense of $8.6 million and $7.0 million, respectively. Changes to gross carrying amount of recognized intangible assets and goodwill due to translation adjustments were approximately ($3.1) million and $3.2 million as of December 31, 2022 and 2021, respectively.

Expected future amortization expense for intangible assets as of December 31, 2022 is as follows (in thousands):

2023	$8,857
2024	7,916
2025	7,804
2026	7,290
2027	6,886
Thereafter	13,826

Total	$52,579

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable consisted of the following at December 31, 2022 and 2021 (in thousands):

	2022	2021
Accounts payable	$30,719	$25,714
Accrued expense	5,306	6,440
Other	541	1,484
Accounts payable and other liabilities	$36,566	$33,638

NOTE 9 – DEBT

The following comprises debt on December 31, 2022 and 2021 (in thousands):

	2022	2021
Debt – Third Parties
Paycheck Protection Program	$127	$1,009
Note payable - Whitehawk	49,906	58,500
Total debt	50,033	59,509
Less: Discount and issuance costs	5,410	7,568
Current portion of debt	845	9,804
Long-term debt	$43,778	$42,137
Total debt (net of discount and issuance costs)	$44,623	$51,941

Debt - Third Parties:

WhiteHawk Finance LLC

In order to finance the acquisition of FrontRow, the Company and substantially all of its direct and indirect subsidiaries, including Boxlight and FrontRow as guarantors, entered into a maximum $68.5 million term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with WhiteHawk Finance LLC, as lender (the “Lender”), and WhiteHawk Capital Partners, LP, as collateral agent. The Company received an initial term loan of $58.5 million on December 31, 2021 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10 million that may be provided for additional working capital purposes under certain conditions (the “Delayed Draw”). The Initial Loan and Delayed Draw are collectively referred to as the “Term Loans.” The proceeds of the Initial Loan were used to finance the Company’s acquisition of FrontRow, pay off all indebtedness owed to the Company’s then existing lenders, Sallyport Commercial Finance, LLC and Lind Global Asset Management, LLC, pay related fees and transaction costs, and provide working capital. Of the Initial Loan, $8.5 million was subject to repayment on February 28, 2022, with quarterly principal payments of $625,000 and interest payments commencing March 31, 2022 and the $40.0 million remaining balance plus any Delayed Draw loans becoming due and payable in full on December 31, 2025. The Term Loans bear interest at the LIBOR rate plus 10.75%; provided that after March 31, 2022, if the Company’s Senior Leverage Ratio (as defined in the Credit Agreement) is less than 2.25, the interest rate would be reduced to LIBOR plus 10.25%. Such terms are subject to the Company maintaining a borrowing base in terms compliant with the Credit Agreement.

In conjunction with its receipt of the Initial Loan, the Company issued to the Lender (i) 528,169 shares of Class A common stock (the “Shares”), which Shares were registered pursuant to the Company’s existing shelf registration statement and were delivered to the Lender in January 2022, (ii) a warrant to purchase 2,043,291 shares of Class A common stock (subject to increase to the extent of 3% of any Series B and Series C convertible preferred stock being converted into Class A common stock), exercisable at $2.00 per share (the “Warrant”), which Warrant was subject to repricing on March 31, 2022 based on the arithmetic volume weighted average prices for the 30 trading days prior to September 30, 2022, in the event the Company’s  stock is then trading below $2.00 per share, (iii) a 3% fee of $1,800,000, and (iv) a $500,000 original issue discount. In addition, the Company agreed to register for resale the shares issuable upon exercise of the Warrant. The Company also incurred agency fees, legal fees, and other costs in connection with the execution of the Credit Agreement totaling approximately $1.7 million. Under the terms of the warrant issued to WhiteHawk on December 31, 2021, the exercise price of the warrants would reprice if the stock price on March 31, 2022 was less than the original exercise price, at which time the number of warrants would also be increased proportionately, so that after such adjustment the aggregate exercise price payable for the increased number of warrant shares would be the same as the aggregate exercise price previously in effect. The warrants repriced on March 31, 2022 to $1.19 per share and the shares increased to 3,434,103.

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

The principal elements of the April amendment included (a) an extension of time to repay $8.5 million of the principal amount of the term loan from February 28, 2022 to February 28, 2023, and (b) forbearance on $3,500,000 in over advances until May 16, 2022 to allow the Company to come into compliance with the borrowing base requirements set forth in the Credit Agreement.  In such connection, the Loan Parties have obtained credit insurance on certain key customers whose principal offices are located in the European Union and Australia as, without the credit insurance, their accounts owed to the Loan Parties had been deemed ineligible for inclusion in the borrowing base calculation primarily due to the perceived inability of the Collateral Agent to enforce security interests on such accounts. In addition, the Lender and Collateral Agent agreed to (i) reduce, through September 30, 2022, the minimum cash reserve requirement for the Loan Parties, (ii) reduce the interest rate by 50 basis points (to LIBOR plus 9.75%) after delivery of the Loan Parties’ September 30, 2023 financial statements, subject to the Loan Parties maintaining 1.75 EBITDA coverage ratio, and (iii) waive all prior Events of Default under the Credit Agreement. In conjunction with the amendment to the Credit Agreement, the parties entered into an amended and restated fee letter (the “Fee Letter”) pursuant to which the parties agreed to prepayment premiums of (i) 5% for payments made on or before December 31, 2022, (ii) 4% for payments made between January 1, 2023 and December 31, 2023, and (iii) 2% for payments made between January 1, 2024 and December 31, 2025.  Furthermore, the parties agreed that no prepayment premiums would be payable with respect to the first $5.0 million paid under the Term Loan, any payments made in relation to the $8.5 million due on or before February 28, 2023, any required amortization payments under the Credit Agreement and any mandatory prepayments by way of ECF or casualty events.

On June 21, 2022, the Company and substantially all of its direct and indirect subsidiaries (together with the Company, the “Loan Parties”), entered into a second amendment (the “Second Amendment”) to the four-year term loan credit facility, originally entered into December 31, 2021 and as amended on April 4, 2022 (the “Credit Agreement”), with the Collateral Agent and Lender. The Second Amendment to the Credit Agreement was entered into for purposes of the Lender funding a $2.5 million delayed draw term loan and adjusting certain terms to the Credit Agreement, including adjusting the Applicable Margin (as defined in the Second Amendment) to 13.25% for  LIBOR Rate Loans and 12.25% for Reference Rate Loans, increasing the definition of change of control from 33% voting power to 40% voting power, requiring the Company to engage a financial advisor, and allowing additional time, until July 15, 2022, for the Company to come into compliance with certain borrowing base requirements set forth in the Second Amendment to the Credit Agreement, among other adjustments. As of December 31, 2022 and 2021, the Company was in compliance with all covenants and borrowing base requirements.

During the year ended December 31, 2022, the Company paid the $8.5 million due on February 28, 2023. During the year ended December 31, 2022, the Company repaid total principal of $10.4 million (inclusive of the $8.5 million) and interest of $8.3 million to WhiteHawk.

Lind Global Marco Fund and Lind Global Asset Management

During the year ended December 31, 2021, the Company repaid principal of $12.0 million and interest of $584 thousand, to Lind Global by issuing a total of 7.2 million shares of Class A common stock with an aggregate value of $15.9 million to Lind Global and recognized a loss on extinguishment of debt of approximately $3.3 million. Any outstanding debt owed to Lind Global was repaid in full on December 31, 2021 following the Company’s receipt of the Initial Loan from WhiteHawk.

Paycheck Protection Program Loan

On May 22, 2020, the Company received loan proceeds of $1.1 million under the Paycheck Protection Program.  During 2021, the Company applied for forgiveness in the amount of $836 thousand. On March 2, 2022, the Company received a decision letter from the lender that the forgiveness application had been approved, leaving a remaining balance of $173 thousand to be paid. The Company received a payment schedule from our lender on May 5, 2022, extending the payoff date until May 2025. The amount remaining on the loan at December 31, 2022 was $127 thousand.

Everest Display, Inc.

On January 26, 2021, the Company entered into an agreement with EDI and EDI’s subsidiary, AMAGIC, settling $1,983,436 in accounts payable owed by the Company to EDI for 793,375 shares of Class A common stock. During the year ended December 31, 2021, the Company recognized a $357 thousand gain on the settlement of the accounts payable.

Accounts Receivable Financing – Sallyport Commercial Finance

On September 30, 2020, Boxlight Inc. and EOS EDU LLC entered into an asset-based lending agreement with Sallyport Commercial Finance, LLC (“Sallyport”). Sallyport agreed to purchase 90% of the eligible accounts receivable of the Company during the Term with a right of recourse back to the Company if the receivables are not collectible. Advances against this agreement accrue interest at the rate of 3.50% in excess of the highest prime rate publicly announced from time to time with a floor of 3.25%. In addition, the Company is required to pay a daily audit fee of $950 per day. On July 20, 2021, Boxlight and Sallyport amended the Accounts Receivable Agreement (the “ARC Amendment”) for purposes of increasing the Maximum Facility Limit Amount to $13,000,000, as well as increasing the minimum monthly sales from $1,250,000 to $3,000,000. In exchange for entry into the ARC Amendment, Boxlight agreed to a fee of $50,000, representing one percent of the increased Maximum Facility Limit Amount. Other terms of the Accounts Receivable Agreement remain unchanged. On August 6, 2021, Boxlight and Sallyport entered into an additional amendment of the Accounts Receivable Agreement (the “Second ARC Amendment”), which further increased the Maximum Facility Limit Amount to $15,000,000. In exchange for entry into the Second ARC Amendment, Boxlight agreed to a fee of $20,000, representing one percent of the increased Maximum Facility Limit Amount. Other terms of the Accounts Receivable Agreement remain unchanged. Any outstanding debt owed to Sallyport was repaid in full on December 31, 2021 following the Company’s receipt of the Initial Loan from WhiteHawk.

Debt - Related Parties:

Note Payable - STEM Education Holdings, Pty

On April 17, 2020, the Company acquired MyStemKits and STEM Education Holdings, Pty, an Australian corporation (“STEM”), the largest online collection of K-12 STEM curriculum for 3D Purchase consideration for the acquisition of STEM included a note payable in the of $350,000. The note was payable in four equal installments of $87,500 on July 31, 2020, October 31, 2020, January 31, 2021 and April 30, 2021. Parties acknowledged that potential adjustments may be made to the installment payments due on July 31, 2020 and October 31, 2020 in the event the actual gross revenue of MyStemKits is materially below budget. Accordingly, and as agreed between Boxlight and the STEM sellers the note payable was adjusted to $175,000 and was paid off in September 2021.

Debt Maturity

Principal repayments to be made during the next five years on the Company’s outstanding debt facilities at December 31, 2022 are as follows (in thousands):

2023	$2,680
2024	2,681
2025	44,672
2026	—
2027	—
Total	$50,033

NOTE 10 – DERIVATIVE LIABILITIES

At December 31, 2022 and December 31, 2021, the Company had warrants that contain net cash settlement provisions or do not have fixed settlement provisions because their conversion and exercise prices may be lowered under certain conditions. The Company concluded that the warrants should be accounted for as derivative liabilities. The Company used a third party to determine the fair value of the derivative liabilities at December 31, 2022 and 2021, and they used a Monte Carlo Simulation model to determine the fair value. Key assumptions used are as follows:

December 31, 2022
Common stock issuable upon exercise of warrants	3,715,075
Market value of common stock on measurement date	$0.31
Exercise price	$1.10
Risk free interest rate (1)	4.02%
Expected life in years	4 years
Expected volatility (2)	83.6%
Expected dividend yields (3)	—%

December 31, 2021
Common stock issuable upon exercise of warrants	2,043,291
Market value of common stock on measurement date	$1.38
Exercise price	$2.00
Risk free interest rate (1)	1.25%
Expected life in years	5 years
Expected volatility (2)	79.3%
Expected dividend yields (3)	—%
(1)	The risk-free interest rate was determined using the applicable Treasury Bill as of the measurement date.
(2)	The historical trading volatility for 2022 and 2021 was based on historical fluctuations in stock price for Boxlight and certain peer companies.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

The following table shows the change in the Company’s derivative liabilities for the years ended December 31, 2022 and 2021:

Amount
(in thousands)
Balance, December 31, 2021	$3,064
Exercise of warrants	(1)
Issuance of warrants	—
Change in fair value of derivative liabilities	(2,591)
Balance, December 31, 2022	$472

Amount
(in thousands)
Balance, December 31, 2020	$363
Exercise of warrants	(348)
Issuance of warrants	3,064
Change in fair value of derivative liabilities	(15)
Balance, December 31, 2021	$3,064

The change in fair value of derivative liabilities includes losses from exercise price modifications.

NOTE 11 – INCOME TAX

Pretax income (loss) resulting from domestic and foreign operations is as follows (in thousands):

	2022	2021
United States	$(2,569)	$(18,130)
Foreign	(2,707)	6,032
Other Foreign Jurisdictions	1,582	1,606
Total pretax book loss	$(3,694)	$(10,492)

The components of income tax expense at December 31, 2022 and December 31, 2021, are as follows (in thousands):

	2022	2021
Current:
Federal	$1,491	$—
State	138	62
Foreign	1,399	2,722
Total Current	$3,028	$2,784

Deferred:
Federal	$(85)	$—
State	—	—
Foreign	(2,894)	526
Total Deferred	$(2,979)	$526

Total	$49	$3,310

The reconciliation of the provision for income taxes at the United States Federal statutory rate compared to the Company’s income tax expense (benefit) as reported is as follows (in thousands)

	2022	2021
Loss before income taxes	$(3,694)	$(10,492)

Income tax benefit computed at the statutory rate	(776)	(2,203)
State income taxes-net of federal tax benefit	73	49
Foreign tax rate differential	(19)	(107)
Loss on debt settlement	—	788
Section 162(m) compensation	61	168
FX Adjustment	—	(265)
GILTI Inclusion	160	102
Meals	39	12
Stock compensation	83	(75)
Amortization	11	(4)
PPP loan	(179)	—
Non-deductible expenses	186	(10)
Prior period true ups – temporary differences	197	(35)
Rate changes and differentials	(651)	2,193
Change in valuation allowance	864	2,697

Income tax expense	$49	$3,310

Tax effects of temporary differences at December 31, 2022 and December 31, 2021 are as follows (in thousands):

Deferred tax assets:	2022	2021
Fixed assets	$—	$13
Allowance for bad debts	507	442
Inventory	294	192
R&D amortization	413	—
Accrued expenses	—	—
Deferred revenue	5,600	4,232
Stock compensation	1,209	645
Net lease asset	1	—
Other	203	—
Interest expense limitation	3,751	1,903
Net operating loss carry-forwards	7,282	8,165

Deferred tax assets (liabilities)	$19,260	$15,592
Valuation allowance	(14,084)	(11,294)
Deferred tax assets, net	$5,176	$4,298

Deferred tax liabilities:	2022	2021
Fixed assets	$(24)	$—
Intangible assets	(8,603)	(11,452)
Accrued expenses	(752)	(413)
Prepaid expenses	(169)	(137)
Other	(308)	(745)
Deferred tax liabilities	$(9,856)	$(12,747)

Deferred tax liabilities, net	$(4,680)	$(8,449)

The Company operates in the United States, United Kingdom and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned. The cumulative U.S. Federal net operating losses carryforward on tax basis income was approximately $23.5 million and $29.9 million at December 31, 2022 and 2021, respectively, of which $4.6 million will expire between 2029 and 2037 and $18.9 million will carryforward indefinitely. The cumulative U.S. state net operating losses carryforward was approximately $45.8 million and $28.8 million on December 31, 2022 and 2021, respectively. The cumulative foreign net operating losses carryforward was $1.8 million and $2.6 million on December 31, 2022 and 2021, respectively.

The legacy Boxlight entities are in a net deferred tax asset position in the United States, the United Kingdom, and other jurisdictions, primarily driven by the aforementioned net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. For example, in the United States, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company's ability to utilize our U.S. net operating loss carryforwards. Additionally, because U.S. tax laws limit the time during which the net operating losses generated prior to 2018 may be applied against future taxes, if the Company fails to generate U.S.taxable income prior to the expiration dates the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on the net deferred tax asset of its legacy Boxlight entities at December 31, 2022 and 2021. The change in its valuation allowance during 2022 is approximately $0.6 million.

The Sahara entities have recorded a net deferred tax liability, which is primarily driven by the net deferred tax liability on the intangibles for which it does not have tax basis. This includes the deferred tax liability recorded during 2021 for the acquisition of Interactive Concepts. The Company does not qualify for any consolidated filing positions in any of these countries, so there is no ability to net the deferred tax liabilities of the Sahara companies against the deferred tax assets of the legacy Boxlight companies. Therefore, the net deferred tax liability of $4.7 million at December 31, 2022 is primarily based on the Sahara acquired entities.

The tax years from 2009 to 2022 remain open to examination in the U.S. federal jurisdictions to which the Company is subject. The Company has not identified any uncertain tax positions at this time.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. The CARES Act includes provisions, among others, addressing the carryback of net operating losses for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property. Additionally, the CARES Act provides for various payroll incentives, including Payroll Protection Program (“PPP”) loans, refundable employee retention tax credits, and the deferral of the employer-paid portion of social security payroll taxes. The Company received a $1.1 million loan under the PPP, of which over $0.8 million was forgiven in March 2022 under the requirements of the program. The remaining amount owed will be paid back in May 2022. No other provisions of the CARES Act had a material impact on the Company’s tax provision.

On December 27, 2020, the Consolidated Appropriations Act of 2021 - including the COVID-related Tax Relief Act of 2020 - was enacted. It included a provision that any expenses paid using forgiven PPP loan proceeds would be fully deductible. This has been reflected in the Company’s tax provision.

Effective January 1, 2022, for U.S. tax purposes research and development costs, including software development costs, are required to be capitalized and will be deductible over five years for costs incurred domestically and over fifteen years for costs incurred in a foreign country. Additionally, the first year of amortization requires that amortization begin with the midpoint of the taxable year. As of December 31, 2022, the Company has recorded a deferred tax asset of $0.4 million related to capitalized research and development costs.

NOTE 12 – EQUITY

Preferred Shares

The Company’s articles of incorporation, as amended on December 15, 2016, provide that the Company is authorized to issue 50,000,000 shares of preferred stock consisting of: 1) 250,000 shares of non-voting Series A preferred stock, with a par value of $0.0001 per share; 2) 1,200,000 shares of voting Series B preferred stock, with a par value of $0.0001 per share; 3) 270,000 shares of voting Series C preferred stock, with a par value of $0.0001 per share; and 4) 48,280,000 shares of “blank check” preferred stock as may be designated from time to by the Company’s board of directors.

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

To the extent not previously converted into the Company’s Class A common stock, the outstanding shares of Series B Preferred Stock shall be redeemable at the option of the Holders at any time or from time to time commencing on January 1, 2024, upon thirty (30) days prior written notice to the Holders, for a redemption price, payable in cash, equal to sum of (a) Ten ($10.00) multiplied by the number of shares of Series B Preferred Stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. The Series C Preferred Stock is also subject to redemption on the same terms commencing January 1, 2026. The aggregate estimated fair value of the Series B and C Preferred Stock of $28.5 million was included as part of the total consideration paid for the purchase of Sahara.

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

 Regarding these amendments, the Company applied the accounting guidance from ASC Subtopic 470-50, “Debt Modifications and Extinguishments,” pertaining to determining whether an amendment to an equity-classified preferred share is an extinguishment or modification, and concluded that the Amended Redemption Agreement on June 14, 2021, as it effected the Series B Preferred Stock, resulted in an extinguishment of the original equity instruments subject to redemption agreement. Accordingly, the Series B Preferred Stock subject to the Amended Redemption Agreement was recorded at its fair value as of June 14, 2021, and a $367,000 deemed contribution was credited to additional-paid-in-capital. With the Redemption Agreement, the Series B Preferred Stock includes a beneficial conversion feature, but in accordance with ASC Subtopic 470-20, since it is dependent upon contingencies that are not solely in the control of the holder, the beneficial conversion feature was not recognized for accounting purposes. Since we early adopted (as of January 1, 2021) ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which includes a key provision eliminating the beneficial conversion feature guidance in ASC Subtopic 470-20, we have not recorded the beneficial conversion feature.

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

Common Stock

The Company’s common stock consists of 150,000,000 shares of Class A voting common stock and 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of December 31, 2022, and December 31, 2021, the Company had 74,716,696 and 63,821,901 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at December 31, 2022 and December 31, 2021.

Issuance of common stock

Securities Purchase Agreement

On July 22, 2022, the Company, entered into a Securities Purchase Agreement with an accredited institutional investor  pursuant to which the Company agreed to issue and sell, in a registered direct offering directly to the Investor, 7.0 million shares  of the Company’s Class A common stock, par value $0.0001 per share (“Common Stock”), pre-funded warrants (the “Pre-Funded Warrants”) to purchase 352,940 shares of Common Stock at an exercise price of $0.0001 per share, which Pre-Funded Warrants were issued in lieu of shares of Common Stock to ensure that the Investor did not exceed certain beneficial ownership limitations, and warrants to purchase an aggregate of 7,352,940 shares of Common Stock at an exercise price of $0.68 per share (the “Warrants”, and collectively with the Pre-Funded Warrants and the Shares, the “Securities”). The Securities were sold at a price of $0.68 per share for total gross proceeds to the Company of $5.0 million, before deducting estimated offering expenses, and excluding the exercise of any Warrants or Pre-Funded Warrants. The Pre-Funded Warrants were exercisable immediately and the Warrants will be exercisable six months after the date of issuance and will expire five and a half years from the date of issuance. As such, the net proceeds to the Company from the offering, after deducting placement agent’s fees and estimated expenses payable by the Company and excluding the exercise of any Warrants or Pre-Funded Warrants was $4.6 million of which the proceeds net of issuance costs were allocated based on the relative fair values of the instruments, warrants and prefunded warrants; $2.4 million was allocated to common stock, $2.2 million was allocated to warrants and $118 thousand was allocated to the pre-funded warrants. On August 9, 2022, the Investor exercised the prefunded warrants.

The Company evaluated whether the Warrants, Pre-Funded Warrants and/or Shares were in the scope of ASC Topic 480 “Distinguishing Liabilities from Equity,” which discusses the accounting for instruments with characteristics of both liabilities and equity. The guidance in Topic 480, and the resulting liability classification, is applicable to such instruments when certain criteria are met. Based on its analysis, the Company concluded that the Warrants, Pre-Funded Warrants and Shares did not meet any of the criteria to be subject to liability classification under Topic 480 and are therefore classified as equity.

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

Accounts Payable and Other Liabilities Conversion

During the year ended December 31, 2021, the Company issued 793,375 shares of Class A common stock with an aggregate value of $1.6 million to Everest Display, Inc. to convert $2.0 million in accounts payable owed, resulting in a gain of $356,700 from settlement of liabilities.

Conversion of Restricted Stock Units

During the year ended December 31, 2022 and 2021, respectively, 2,489,075 and 916,682 restricted stock units vested and were converted into Class A common stock.

Exercise of Stock Options

There were 296,841 options to purchase common stock that were exercised during the year ended December 31, 2022. There were 492,460 options to purchase common stock exercised during the year ended December 31, 2021.

Exercise of Warrants

During the year ended December 31, 2022, pre-funded warrants to purchase 352,940 shares of Common Stock at an exercise price of $0.001 per share were exercised. During the year ended December 31, 2021, 295,000 warrants were exercised with an exercise price of $0.42.

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

NOTE 13 – STOCK COMPENSATION

Grants made under the Equity Incentive Plans must be approved by the Company’s board of directors. The total number of underlying shares of the Company’s Class A common stock available for grant to directors, officers, key employees and consultants of the Company or a subsidiary of the Company under the Company’s 2021 Equity Incentive Plan was 5,000,000 shares.

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

Following is a summary of the option activities during the years ended December 31, 2022 and 2021:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Units	Exercise Price	Term (in years)
Outstanding, December 31, 2020	4,850,784	$1.76	3.51
Granted	—	$—
Exercised	(492,460)	$0.84
Cancelled	(304,208)	$1.01
Outstanding, December 31, 2021	4,054,116	$1.92	2.29
Granted	1,221,744	$1.12
Exercised	(296,841)	$0.25
Cancelled	(1,063,142)	$2.59
Outstanding, December 31, 2022	3,915,877	$1.61	2.17
Exercisable, December 31, 2022	2,782,384	$1.90	1.77

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. The Company used the following inputs to value warrants issued during the year ending December 31, 2022 using the Black Scholes option valuation method: market value on measurement date of $0.00 to $0.91; exercise price of $0.13 to $5.01; risk free interest rate of 1.45% to 2.87%; expected term, 3 to 4 years; expected volatility, ranging from 49% to 148% and expected dividend yield of 0%.

As of December 31, 2022 and December 31, 2021, the stock options had an intrinsic value of approximately $18 thousand and $1.9 million, respectively.

On May 3, 2022, the Boxlight board of directors adopted a resolution, in exchange for a three-year non-compete agreement, to grant Mark Elliott, a member of the board and former CEO of the Company, an extension for one year, of previously granted stock options to purchase a total of 577,675 shares of Class A common stock, par value $0.001 per share, which had expired on January 12, 2022. The stock price on the remeasurement date was $1.04 and the incremental compensation recognized was approximately $314 thousand.

On June 13, 2022, the Boxlight board of directors granted Greg Wiggins, Chief Financial Officer, stock options for 150,000 shares of the Company’s Class A common stock will vest in equal quarterly installments over a four-year term commencing on July 5, 2022.

On February 14, 2022, with an effective date of January 1, 2022, the Company entered into a letter agreement with Michael Pope, the Chairman and Chief Executive Officer, extending Mr. Pope’s term of employment with the Company. Under the terms of the agreement, Mr. Pope received a grant 494,069 options to purchase Class A Common Stock, which are valued at approximately $420 thousand.

There were no issuances of stock options in 2021.

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

The following is a summary of the restricted stock activities during the years ended December 31, 2022 and 2021.

		Weighted
		Average
		Grant Date Fair
	Number of Units	Value
Outstanding, December 31, 2020	2,721,347	$1.62
Granted	1,019,583	$2.81
Vested	(1,498,495)	$2.18
Forfeited	(268,491)	$1.66
Outstanding, December 31, 2021	1,973,947	$1.81
Granted	2,477,675	$1.19
Vested	(1,583,525)	$1.63
Forfeited	(437,067)	$1.34
Outstanding, December 31, 2022	2,431,030	$1.38

2022 Grants

On January 25, 2022, the Company granted an aggregate of 40,000 RSUs to new employees.   The RSUs vest over four years and the aggregate fair value of the shares was approximately $44 thousand.

On February 14, 2022, with an effective date of January 1, 2022, the Company entered into a letter agreement with Michael Pope, the Chairman and Chief Executive Officer, extending Mr. Pope’s term of employment with the Company. Under the terms of the agreement, Mr. Pope received a grant of 163,637 RSU’s, valued at approximately $180 thousand, and vesting over three years.

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

On May 26, 2022, the company granted 73,565 RSUs to a company owned and controlled by Karel Callens named OLORI. Mr. Callens performs certain sales and marketing functions in our EMEA markets. These RSUs vested and were issued directly to OLORI, and such common stock issuable upon vesting of the RSUs will be reserved for issuance directly out of the authorized shares of Class A common stock and not out of the Company’s equity incentive plan.

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

Warrants

The following is a summary of the warrant activities during the years ended December 31, 2022 and 2021:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Units	Exercise Price	Term (in years)
Outstanding, December 31, 2020	365,000	$1.44	1.27
Granted	2,043,291	$2.00	—
Exercised	(295,000)	$0.45	—
Outstanding, December 31, 2021	2,113,291	$2.00	0.94
Granted	7,705,880	$0.65
Exercised	(352,940)	$0.01
Outstanding, December 31, 2022	9,466,231	$0.68	5.25
Exercisable, December 31, 2022	71,250	$0.70	2.56

2022 Warrants

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

Stock compensation expense

For the years ended December 31, 2022 and 2021, the Company recorded the following stock compensation expense which is included in general and administrative expense in the Company’s consolidated statement of operations and comprehensive loss (in thousands):

	2022	2021
Stock options	$805	$660
Restricted stock units	2,505	3,399
Warrants	3	1
Total stock compensation expense	$3,313	$4,060

As of December 31, 2022, there was approximately $4.0 million of unrecognized compensation expense related to unvested options, RSU’s, and warrants, which will be amortized over the remaining vesting period. Of that total, approximately $2.0 million is estimated to be recorded as compensation expense in 2023.

NOTE 14 – OTHER RELATED PARTY TRANSACTIONS

Management Agreements

On November 1, 2022, the Company entered into a consulting agreement with Mark Elliott, former CEO of Boxlight and a current member of the board of directors. The agreement is for Mr. Elliott to provide sales, marketing, management and related consulting services to assist the Company in sourcing and entering into agreements with one or more customers to provide products and services for specified school districts. The Company will pay Mr. Elliott a fixed payment of $4,000 per month and commissions equal to 15% of gross profit derived by the Company based on total purchase order revenue. The agreement, unless renewed or extended will expire on December 31, 2023.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company has entered into various operating leases for certain office, support locations and vehicles with terms extending through December 2027. Generally, these leases have initial lease terms of five years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at its sole discretion. The Company does not consider exercise of any lease renewal options reasonably certain. Certain of the Company’s lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of the Company’s lease agreements provide for periodic adjustments to rental payments for inflation. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. In connection with the adoption of Topic 842, the Company used incremental borrowing rates on January 1, 2022 for operating leases that commenced prior to that date. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At December 31, 2022, the Company had no leases classified as finance leases. The Company is not a lessor in any lease arrangement.

Operating lease expense was $2.1 million and $2.3 million for the year ended December 31, 2022 and 2021, respectively. Variable lease costs and short-term lease cost were not material for the year ended December 31, 2022. Cash paid for amounts included in the measurement of lease liabilities was $2.4 million for the year ended December 31, 2022. During the year ended December 31, 2022, the Company obtained new operating lease right-of-use assets totaling $1.8 million.

Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to December 31, 2022 are as follows:

Year ending December 31,	(in thousands)
2023	$1,995
2024	1,313
2025	1,099
2026	743
2027	246
Thereafter	6
Less imputed interest	(1,046)
Total	$4,356

The weighted-average remaining lease term is 3.2 years and the weighted-average discount rate is 15.5%.

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

For the year ended December 31, 2021, if the annual amounts for these leases were added to the table above, the minimum lease payments would increase by approximately $2.7 million.

Purchase Commitments

The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. At December 31, 2022 the total amount of such open inventory purchase orders was $56.2 million.

Legal Proceedings

From time to time, the Company is involved in routine litigation and legal proceedings in the ordinary course of its business, such as, employment matters and contractual disputes. Currently, there is no pending litigation or proceedings that the Company’s management believes will have a material effect, either individually or in the aggregate, on its business or financial condition.

NOTE 16 – CUSTOMER AND SUPPLIER CONCENTRATION

Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

The Company’s revenues were concentrated with a few customers for the years ended December 31, 2022 and 2021:

	Total revenues		Total revenues
	from the customers	Accounts	from the customer	Accounts
	as a percentage of	receivable from	as a percentage of	receivable from
	total revenues	the customers as of	total revenues	the customers as of
	for the year ended	December 31,	for the year ended	December 31,
	December 31,	2022	December 31,	2021
Customer	2022	(in thousands)	2021	(in thousands)
1	18%	$8,468	11%	$3,245
2	5%	$469	4%	$1,223

The loss of the significant customers or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

The Company’s purchases were concentrated among a few vendors for the years ended December 31, 2022 and 2021:

	Total purchases		Total purchases
	from the vendors		from the vendors
	as a percentage of	Accounts payable	as a percentage	Accounts payable
	total cost of	(prepayment) to	of total cost of	(prepayment) to
	revenues for	the vendors as of	revenues for	the vendors as of
	the year ended	December 31,	the year ended	December 31,
	December 31,	2022	December 31,	2021
Vendor	2022	(in thousands)	2021	(in thousands)
1	56%	$24,029	16%	$(1,185)
2	4%	$705	4%	$(805)

The Company believes there are numerous other suppliers that could be substituted should for the above suppliers become unavailable or non-competitive.

NOTE 17 – SUBSEQUENT EVENTS

On February 14, 2023, the board of directors of Boxlight Corporation approved the Company’s establishment of a share repurchase program (the “Repurchase Program”) authorizing the Company to purchase up to $15.0 million of the Company’s Class A common stock. Pursuant to the Repurchase Program, the Company may, from time to time, repurchase its Class A common stock in the open market, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of any repurchases made under the Repurchase Program will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on January 26, 2027, may be suspended or discontinued at any time, and does not obligate the company to acquire any amount of Class A common stock.

As previously disclosed, we received a deficiency letter from the Listing Qualifications Department (the "Staff") of the Nasdaq Stock Market LLC ("Nasdaq") notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company's Class A common stock (the "Common Stock") was trading below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Requirement").

In accordance with Nasdaq Rules, the Company was provided with an initial period of 180 calendar days, or until January 2, 2023 (the ("Initial Grace Period"), to regain compliance with the Bid Price Requirement. Because the Initial Grace Period was coming to an end and the Company had not yet regained compliance, in December 2022, the Company submitted a request to Nasdaq to obtain an additional 180-day grace period (the "Additional Grace Period") to regain compliance with the Bid Price Requirement. On January 3, 2023, the Company received formal approval from Nasdaq granting it an additional 180 days, or until July 3, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 1, 2022, the Company was notified by Dixon Hughes Goodman LLP ("DHG"), the Company's independent registered public accounting firm, that DHG was merging with BKD, LLP ("BKD"), and that following their merger, their combined entities would operate under the name FORVIS, LLP (“FORVIS”). The audit committee of the Company’s board of directors approved the engagement of FORVIS, the successor in the merger of DHG and BKD, as the Company’s independent registered public accounting firm, effective June 1, 2022.

DHG’s audit report on the consolidated financial statements of the Company for the year ended December 31, 2021 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2021 and 2020 and through June 2, 2022, the Company has not had any “disagreements” (as such term is defined in Item 304 of Regulation S-K) with DHG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of DHG, would have caused DHG to make reference to the subject matter of the disagreement in its reports on the Company’s consolidated financial statements for such periods.

During the Company’s two most recent fiscal years and through June 2, 2022, there were no “reportable events” (as such term is defined in Item 304 of Regulation S-K).

On June 2, 2022, the Company provided FORVIS, as successor to DHG, with a copy of the Current Report on Form 8-K filed on June 2, 2022 (the “Form 8-K”) and has requested that FORVIS furnish it with a letter addressed to the U.S. Securities and Exchange Commission stating whether or not FORVIS agrees with the Company’s statements in the Form 8-K . A copy of the letter dated June 2, 2022 furnished by FORVIS in response to that request was filed as Exhibit 16.1 to the Form 8-K filed with the SEC on June 2, 2022.

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

Management’s Report on Internal Control Over Financial Reporting

Our principal executive officer and our principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such assessment and due to the existence of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and our principal accounting and financial officer have concluded that, as of December 31, 2022, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Schedule II

Valuation and Qualifying Accounts

(in thousands)

		Additions
	Balance at beginning of period	Charge (Credit) to Cost and Expense	Charged to Other Accounts		Deductions (a)	Balance at end of period
Year Ended December 31, 2021
Allowance for doubtful accounts	$473	$425	$		$493	$405
Total allowance deducted from assets	$473	$425		$-	$493	$405

Year Ended December 31, 2022
Allowance for doubtful accounts	$405	$239	$		$230	$414
Total allowance deducted from assets	$405	$239		$-	$230	$414

(a) Write-offs, net of recoveries

Exhibit No.	Description of Exhibit
3.1	Eleventh Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-204811) filed on December 15, 2016).

3.2	Amended and Restated Bylaws adopted June 24, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 24, 2021).

4.1	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-1 (Reg. No. 377-00845) filed on June 9, 2015).

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

4.8	Form of Warrant, dated December 31, 2021, issued to WhiteHawk Finance LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8- K filed January 5, 2022).

4.9	Description of Securities.*

4.10	Form of Pre-Funded Warrant, dated July 22, 2022, issued to an accredited institutional investor (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8- K filed July 26, 2022).

4.11	Form of Warrant, dated July 22, 2022, issued to an accredited institutional investor (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8- K filed July 26, 2022).

10.1

Trademark Assignment dated May 27, 2016, between Herbert Myers, Boxlight Corporation and Boxlight Inc. (incorporated by reference to Exhibit 10.6 in the Registration Statement on Form S-1 (Reg. No. 33-204811 filed on May 13, 2016).

10.2

Share Purchase Agreement, dated as of May 10,2016 by and among Boxlight Holdings, Inc., Boxlight Corporation, Boxlight, Inc., Boxlight Latinoamerica, S.A. DE C.V. Boxlight Latinoamerica, Servicios S.A. DE C.V. Everest Display Inc. and Guang Feng International Ltd. (incorporated by reference to Exhibit 10.1 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on May 13, 2016.

10.3

$2,000,000 Convertible Promissory Note of Boxlight Corporation to Mim Holdings, dated as of April 1, 2016 (Incorporated by reference to Exhibit 10.14 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on May 13, 2016).

10.4

Amendment No. 2 to Membership Interest Purchase Agreement, effective June 30, 2016 among Skyview Capital, LLC, Mimio LLC, MIM Holdings, LLC and Boxlight Corporation (incorporated by reference to Exhibit 10.30 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on December 15, 2016).

10.5

Amendment No. 3 to Membership Interest Purchase Agreement, effective August 3, 2016 among Skyview Capital, LLC, Mimio LLC, MIM Holdings, LLC and Boxlight Corporation (incorporated by reference to Exhibit 10.34 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on August 12, 2016).

10.6

Promissory Note, issued June 3, 2016 between Boxlight, Inc. and AHA Inc. Co Ltd. (Incorporated by reference to Exhibit 10.32 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on July 11, 2016).

10.7

Form of Loan and Security Agreement with Hitachi Capital America Corp (incorporated by reference to Exhibit 10.33 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on August 12, 2016).

10.8

Loan and Security Agreement, dated September 28, 2016, between Boxlight Inc., Crestmark Bank and Mimio LLC (incorporated by reference to Exhibit 10.35 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on January 12, 2017).

10.9

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

10.10

Subscription Agreement between K Laser International Co., Ltd. And Boxlight Corporation for $1,000,000 equity investment at $5.60 per share (incorporated by reference to Exhibit 10.37 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on October 28, 2016).

10.11

$2,000,000 Convertible Promissory Note, dated September 29,2016 between Boxlight Corporation and Everest Display, Inc. (incorporated by reference to Exhibit 10.38 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on October 28, 2016).

10.12	Notice of Default dated December 28, 2015 – Skyview Capital (incorporated by reference to Exhibit 10.39 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on January 12, 2017).

10.13

Account Sale and Purchase Agreement, dated September 5, 2017 between Sallyport Commercial Finance LLC and Boxlight Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 11, 2017).

10.14

Stock Purchase Agreement and Exhibits, date May 9, 2018 among Boxlight Corporation, Cohuborate Ltd. and the shareholders of Cohuborate, Ltd. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 (Reg. No. 333-226068) filed on July 5, 2018).

10.15

$500,000 Promissory Note, dated May 16, 2018, from Boxlight Corporation to Harbor Gates Capital, LLC (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (Reg. No. 333-226068) filed on July 5, 2018).

10.16

Membership Interest Purchase agreement, dated as of September 17, 2018, by and among the Boxlight Corporation, Daniel Leis, Aleksandra Leis and EOSEDU, LLC (incorporated by reference to Exhibit 10.24 in Amendment No. 1 to the Registration Statement on Form S-1 (Reg. No. 333-226068) filed on September 24, 2018).

10.17

Employment agreement, dated September 1, 2018, by and between Boxlight Corporation and Aleksandra Leis (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-1(Reg. No. 333-226068) filed on September 24, 2018).

10.18

Employment agreement, dated September 1, 2018, by and between Boxlight Corporation and Daniel Leis (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form S-1(Reg. No. 333-226068) filed on September 24, 2018.

10.19

Asset Purchase Agreement, dated March 12, 2019, between Boxlight Corporation, Boxlight Inc., Modern Robotics and Stephen Fuller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2019).

10.20

Securities Purchase Agreement dated March 22, 2019 between Boxlight Corporation and Lind Global Macro Fund L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 25, 2019).

10.21	Form of $4,400,000 Secured Convertible Promissory Note dated March 22, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 25, 2019).

10.22	Security Agreement, dated March 22, 2019, between Boxlight Corporation and Lind Global Macro Fund LP (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed March 25, 2019).

10.23

Intercreditor Agreement, dated March 22, 2019, between Boxlight Corporation, and Sallyport Commercial Finance LLC and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed March 25, 2019).

10.24

Securities Purchase Agreement, dated as of December 13, 2019, between Boxlight Corporation and Lind Global Macro Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 17, 2019).

10.25

Secured Convertible Note, Dated December 13, 2019, issued by Boxlight Corporation to Lind Global Macro Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 17, 2019).

10.26

Amended and Restated Security Agreement dated as of December 13, 2019, between Boxlight Corporation, Sallyport Commercial Finance, LLC. And Lind Global Macro Fund, LP (filed as Exhibit 10.3 to the Current Report on Form 8-K filed December 17, 2019).

10.27

Amended and Restated Intercreditor Agreement, dated as of December 13, 2019, between Boxlight Corporation, Sallyport Commercial Finance, LLC and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed December 17, 2019).

10.28

Amended and Restated Employment Agreement, dated January 13, 2020, between Boxlight Corporation and James Mark Elliott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 14, 2020).

10.29	Employment letter, dated January 13, 2020, between Boxlight Corporation and Harold Bevis (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 14, 2020).

10.30

Asset Purchase Agreement dated February 3, 2020, between Boxlight Corporation, Boxlight Inc., MyStemKit, Inc. and STEM Education Holdings, Pty. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 7, 2020).

10.31

Securities Purchase Agreement dated February 4, 2020 between Boxlight Corporation and Lind Global Macro Fund, LP. (Incorporated by reference to Exhibit 10.2 to the Current Report 8-Kfiled February 7, 2020).

10.32	Secured Convertible Note, dated February 4, 2020, (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 7, 2020).

10.33

Second Amended and Restated Security Agreement, dated February 4, 2020, between Boxlight Corporation and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 7, 2020).

10.34

Second Amended and Restated Intercreditor Agreement, dated February 4, 2020, between Boxlight Corporation, Sallyport Commercial Finance, LLC and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 7, 2020).

10.35

Third Restated Convertible Promissory Note, dated February 4, 2020, issued by Boxlight Corporation to Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 7, 2020).

10.36

Second Restated Convertible Promissory Note, dated February 4, 2020, issued by Boxlight Corporation issued by Boxlight Corporation to Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed February 7, 2020).

10.37	Employment Agreement, dated February 21, 2020, between Boxlight Corporation and Takesha Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 26, 2020).

10.38

Agreement, dated March 3, 2020, between Boxlight Corporation, Everest Display, Inc and AMAGIC Holographics, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 13, 2020).

10.39	Employment Agreement, dated March 20, 2020, between Boxlight Corporation and Michael Pope (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 23, 2020).

10.40

Amended and Restated Employment Agreement, dated April 1, 2020, between Boxlight Corporation and Daniel Leis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 10, 2020).

10.41

Letter Agreement, dated April 17, 2020, between Boxlight Corporation, Boxlight Inc. and MyStemKits, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 22, 2020).

10.42	Letter Agreement, dated April 17, 2020, between Boxlight Corporation and Stemify Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 22, 2020).

10.43

Agreement, dated June 11, 2020, between Boxlight Corporation, Everest Display, Inc. and Amagic Holographics, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 24, 2020).

10.44	Letter Agreement, dated June 30, 2020, between Boxlight Corporation and R. Wayne Jackson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 7, 2020).

10.45	Letter Agreement, dated June 30, 2020, between Boxlight Corporation and Charles P. Amos (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 7, 2020).

10.46

Securities Purchase Agreement, dated September 21, 2020, between Boxlight Corporation and Lind Global Asset Management LLC (incorporated by reference to Exhibit 10.1 to the Current Report on For 8-K filed September 22, 2020).

10.47	Form of Convertible Secured Note issued to Lind Global Asset Management (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 22, 2020).

10.48

Third Amended and Restated Security Agreement, dated September 21, 2020, between Boxlight Corporation and Lind Global Macro Fund, LP (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 22, 2020).

10.49

Third Amended and Restated Intercreditor Agreement, dated September 21, 2020, between Boxlight Corporation, Sallyport Commercial Finance, LLC, Lind Global Macro Fund, LP and Lind Global Asset Management, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed September 22, 2020).

10.50

Patent Purchase Agreement, dated September 23, 2020, between Boxlight Corporation and Circle Technology Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 24, 2020).

10.51

Securities Purchase Agreement, dated September 24, 2020, between Boxlight Corporation and the Sellers of Sahara Holdings Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 25, 2020).

10.52	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 25, 2020).

10.53

Form of Accounts Receivable Agreement, effective September 30, 2020, between Boxlight Inc,, EOSEDU LLC and Sallyport Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 9, 2020).

10.54

Form of Blocked Account Agreement between Boxlight Inc., EOSEDU LLC and Sallyport Commercial Finance LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 9, 2020).

10.55

Employment Agreement, dated November 1, 2019, between Sahara Presentation Systems PLC and Mark Starkey (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 19, 2020).

10.56	Amendment No. 2 to the Boxlight Corporation 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 dated October 7, 2020).

10.57

Deed of Variation, dated September 24, 2020, between Sahara Presentation Systems PLC and Mark Starkey (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 19, 2020).

10.58

Employment Agreement, dated April 7, 2020, between Sahara Presentation Systems PLC and Patrick Foley (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 30, 2020).

10.59

Deed of variation, dated September 24, 2020, between Sahara Presentation Systems PLC and Patrick Foley (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 30, 2020).

10.60

Employment Agreement, dated January 1, 2019, between Sahara Presentation Systems PLC and Shaun Marklew (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed November 30, 2020).

10.61

Deed of variation, dated September 24, 2020, between Sahara Presentation Systems PLC and Shaun Marklew (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 30, 2020).

10.62

Agreement, dated January 29, 2021, between Boxlight Corporation, Everest Display, Inc. and Amagic Holographics, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 1, 2021).

10.63

Preferred Stock Redemption and Conversion Agreement dated March 24, 2021, by and between Boxlight Corporation and the Preferred Stockholders (incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K filed March 31, 2021).

10.64

Share Purchase Agreement, dated March 19, 2021, between Sahara Holdings Ltd., Clevertouch BV and Karel Callens (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 13, 2021).

10.65

Amendment to Preferred Stock Redemption Agreement, dated June 14, 2021, between Boxlight Corporation and the Preferred Stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2021).

10.66

Amendment to Accounts Receivable Agreement, dated July 20, 2021, between Boxlight Inc. and Sallyport Commercial Finance LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 21, 2021).

10.67

Amendment to Accounts Receivable Agreement, dated August 6, 2021, between Boxlight Inc. and Sallyport Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2021).

10.68	Boxlight Corporation 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on October 14, 2021).

10.69

Fourth Amended and Restated Intercreditor Agreement dated August 23, 2021, between Boxlight Corporation, Sallyport Commercial Finance, LLC, Lind Global Macro Fund, LP and Lind Global Asset Management, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 27, 2021).

10.70

Employment Agreement dated September 15, 2021 between Boxlight Corporation and Aleksandra Leis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 20, 2021).

10.71

Membership Interest Purchase Agreement dated October 29, 2021, between Boxlight Corporation, Boxlight Inc., FrontRow Calypso LLC, Phonic Ear Inc. and Calypso Systems LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 1, 2021).

10.72

Credit Agreement dated December 31, 2021, between Boxlight Corporation, its subsidiaries, Whiteawk Finance LLC., and White Hawk Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 5, 2022).

10.73	Employment Agreement dated February 14, 2022, between Boxlight Corporation and Michael Pope (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 18, 2022).

10.74	Notice of Default and Reservation of Rights dated March 29, 2022, from Whitehawk Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 4, 2022).

10.75

Amendment to Credit Agreement, dated April 4, 2022, between Boxlight Corporation, its subsidiaries, Whitehawk Finance LLC and White Hawk Capital Partners, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 4, 2022).

10.76

Amended and Restated Fee Letter, dated April 4, 2022, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed April 4, 2022).

10.77	Employment Agreement, dated June 13, 2022, between Boxlight Corporation and Greg Wiggins (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 14, 2022).

10.78

Second Amendment to Credit Agreement (including Exhibit A), dated June 21, 2022, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 27, 2022).

10.79

Securities Purchase Agreement dated July 22, 2022, between Boxlight Corporation and an accredited institutional investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 26, 2022).

10.80	Placement Agency Agreement, dated July 22, 2022, between Boxlight Corporation and Maxim Group LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 26, 2022).

10.81	Amended and Restated Insider Trading Policy*

14.1	Code of Business Conduct and Ethics*

16.1	Letter of FORVIS, LLP, dated June 2, 2022 to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed June 2, 2022.)

21.1	Subsidiaries*

23.1	Consent of FORVIS LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

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

Date: March 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Pope	Chairman of the Board, and	March 16, 2023
Michael R. Pope	Chief Executive Officer
(principal executive officer)

/s/ Gregory S. Wiggins	Chief Financial Officer	March 16, 2023
Gregory S. Wiggins	(principal financial and accounting officer)

/s/ Rudolph F. Crew	Director	March 16, 2023
Rudolph F. Crew

/s/ Roger W. Jackson	Director	March 16, 2023
Roger W. Jackson

/s/ Tiffany Kuo	Director	March 16, 2023
Tiffany Kuo

/s/ Charles P. Amos	Director	March 16, 2023
Charles P. Amos

/s/ Dale W. Strang	Director	March 16, 2023
Dale W. Strang

/s/ Mark Elliott	Director	March 16, 2023
Mark Elliott