Form 10-Q
period 2023-03-31
Boxlight Corp
filed 2023-05-10
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-37564

BOXLIGHT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	46-4116523
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2750 Premiere Parkway, Suite 900

Duluth, Georgia 30097

(Address of principal executive offices) (Zip Code)

Phone: (678) 367-0809

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BOXL	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on May 3, 2023 was 75,117,642.

BOXLIGHT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boxlight Corporation

Condensed Consolidated Statements of Operations and Comprehensive Loss

For the three months ended March 31, 2023 and 2022

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues, net	$41,189	$50,603
Cost of revenues	26,041	37,987
Gross profit	15,148	12,616

Operating expense:
General and administrative	14,731	15,457
Research and development	597	613
Total operating expense	15,328	16,070

Loss from operations	(180)	(3,454)

Other income (expense):
Interest expense, net	(2,447)	(2,317)
Other expense, net	(22)	(15)
Gain on settlement of liabilities, net	—	854
Change in fair value of derivative liabilities	(224)	(10)
Total other expense	(2,693)	(1,488)
Loss before income taxes	$(2,873)	$(4,942)
Income tax (expense) benefit	(51)	86
Net loss	$(2,924)	$(4,856)
Fixed dividends - Series B Preferred	(317)	(317)
Net loss attributable to common stockholders	$(3,241)	$(5,173)

Comprehensive loss:
Net loss	$(2,924)	$(4,856)
Other comprehensive loss:
Foreign currency translation adjustment	558	(1,772)
Total comprehensive loss	$(2,366)	$(6,628)

Net loss per common share – basic and diluted	$(0.04)	$(0.07)

Weighted average number of common shares outstanding – basic and diluted	74,931	65,428

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Condensed Consolidated Balance Sheets

As of March 31, 2023 and December 31, 2022

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,274	$14,591
Accounts receivable – trade, net of allowances	33,549	31,009
Inventories, net of reserves	44,675	58,211
Prepaid expenses and other current assets	7,383	7,433
Total current assets	96,881	111,244

Property and equipment, net of accumulated depreciation	1,626	1,733
Operating lease right of use asset	3,890	4,350
Intangible assets, net of accumulated amortization	51,228	52,579
Goodwill	25,307	25,092
Other assets	630	397
Total assets	$179,562	$195,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$23,170	$36,566
Short-term debt	848	845
Operating lease liabilities, current	1,828	1,898
Deferred revenues, current	8,404	8,308
Derivative liabilities	696	472
Other short-term liabilities	309	386
Total current liabilities	35,255	48,475

Deferred revenues, non-current	15,695	15,603
Long-term debt	43,561	43,778
Deferred tax liabilities, net	4,552	4,680
Operating lease liabilities, non-current	2,229	2,457
Total liabilities	101,292	114,993

Commitments and contingencies (Note 14)
Mezzanine equity:
Preferred Series B, 1,586,620 shares issued and outstanding	16,146	16,146
Preferred Series C, 1,320,850 shares issued and outstanding	12,363	12,363
Total mezzanine equity	28,509	28,509

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 167,972 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 200,000,000 shares authorized; 75,078,661 and 74,716,696 Class A shares issued and outstanding, respectively	7	7
Additional paid-in capital	118,153	117,843
Accumulated deficit	(68,043)	(65,043)
Accumulated other comprehensive loss	(356)	(914)
Total stockholders’ equity	49,761	51,893

Total liabilities and stockholders’ equity	$179,562	$195,395

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2023

(Unaudited)

(in thousands, except share amounts)

						Accumulated
	Series A		Class A		Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Total

Balance as of December 31, 2022	167,972	$—	74,716,696	$7	$117,843	$(914)	$(65,043)	$51,893

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	(76)	(76)

Balance as of December 31, 2022 - as adjusted	167,972	—	74,716,696	7	117,843	(914)	(65,119)	51,817

Shares issued for:

Vesting of restricted share units	—	—	361,965	—	—	—	—	—

Stock compensation	—	—	—	—	627	—	—	627

Foreign currency translation	—	—	—	—	—	558	—	558

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	(2,924)	(2,924)

Balance as of March 31, 2023	167,972	$—	75,078,661	$7	$118,153	$(356)	$(68,043)	$49,761

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2022

(Unaudited)

(in thousands, except share amounts)

						Accumulated
	Series A		Class A		Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance as of December 31, 2021	167,972	$—	63,821,901	$6	$110,867	$3,728	$(61,300)	$53,301

Shares issued for:

Stock options exercised	—	—	53,250	—	25	—	—	25

Debt issuance costs	—	—	528,169	—	—	—	—	—

Conversion of restricted shares	—	—	1,119,118	1	(1)	—	—	—

Stock compensation	—	—	—	—	1,135	—	—	1,135

Foreign currency translation	—	—	—	—	6	(1,772)	(6)	(1,772)

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	(4,856)	(4,856)

Balance as of March 31, 2022	167,972	$—	65,522,438	$7	$111,715	$1,956	$(66,162)	$47,516

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2023 and 2022

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,924)	$(4,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and issuance cost	456	36
Change in debt issuance costs	—	509
Bad debt expense	(10)	9
Gain on settlement of liabilities	—	(835)
Changes in deferred tax assets and liabilities	(121)	(377)
Change in allowance for sales returns and volume rebate	90	(178)
Change in inventory reserve	294	77
Change in fair value of derivative liability	224	10
Stock compensation expense	641	1,135
Depreciation and amortization	2,263	2,321
Change in right of use assets and lease liabilities	160	32
Changes in operating assets and liabilities:
Accounts receivable – trade	(2,375)	(796)
Inventories	13,571	1,490
Prepaid expenses and other current assets	122	1,558
Other assets	(229)	(185)
Accounts payable and accrued expenses	(13,845)	(6,916)
Other liabilities	(49)	307
Deferred revenues	(171)	1,236
Net cash used in operating activities	$(1,903)	$(5,423)

Cash flows from investing activities:
Purchases of furniture and fixtures, net	(81)	(526)
Net cash used in investing activities	$(81)	$(526)

Cash flows from financing activities:
Principal payments on debt	(670)	(625)
Payments of fixed dividends to Series B Preferred stockholders	(317)	(317)
Proceeds from the exercise of options and warrants	—	30
Net cash used in financing activities	$(987)	$(912)

Effect of foreign currency exchange rates	(346)	188

Net decrease in cash and cash equivalents	(3,317)	(6,673)

Cash and cash equivalents, beginning of the period	14,591	17,938

Cash and cash equivalents, end of the period	$11,274	$11,265

Supplemental cash flow disclosures:

Cash paid for income taxes	$52	$150
Cash paid for interest	$1,975	$1,718

Non-cash investing and financing transactions:
Addition of right of use assets	$26	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Boxlight Corporation, a Nevada Corporation (“Boxlight”), designs, produces and distributes interactive technology solutions to the education, corporate and government markets under its Clevertouch and Mimio brands. Boxlight’s solutions include interactive displays, collaboration software, supporting accessories, and professional services.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Boxlight and its wholly owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim unaudited condensed consolidated financial information and interim financial reporting guidelines and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and notes required by GAAP for complete condensed consolidated financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2022 and notes thereto contained in the Company’s Annual Report on Form 10-K. Certain information and note disclosures normally included in consolidated financial statements have been condensed. The December 31, 2022 balance sheet included herein was derived from the audited consolidated financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Effective January 1, 2023, the Company’s internal reporting structure used by the Chief Operating Decision Maker changed that resulted in changes to the Company’s segment reporting to align with the geographic markets in which it operates, as further discussed below and in Note 16 - Segments. Corresponding prior period amounts have been restated to conform to current period classification.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for 2022 contained in the Annual Report on Form 10-K, filed with the SEC on March 17, 2023, describes the significant accounting policies that the Company used in preparing its condensed consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to revenue, reserves, and allowances. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, accounts receivable and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. Debt approximates fair value due to either the short-term nature, variable rate, or recent execution of the debt agreement. The amount of consideration received is deemed to approximate the fair value of long-term debt net of any debt discount and issuance cost.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2023
Derivative liabilities - warrant instruments	—	—	$696	$696

	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2022
Derivative liabilities - warrant instruments	—	—	$472	$472

The following tables reconcile the beginning and ending balances of the warrant instruments within Level 3 of the fair value hierarchy:

(in thousands)
Balance, December 31, 2022	$472
Change in fair value of derivative liabilities	224
Balance, March 31, 2023	$696

(in thousands)
Balance, December 31, 2021	$3,064
Change in fair value of derivative liabilities	9
Balance, March 31, 2022	$3,073

INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting, and warrants to purchase common stock were considered to be common stock equivalents. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. The dilutive effect of options to purchase common stock, restricted stock units subject to vesting and other share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted calculation for the entire period being presented.

For the three months ended March 31, 2023, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 6.4 million shares from options to purchase common shares, 2.6 million of unvested restricted shares and 11.1 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 17.8 million shares from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive. For the three months ended March 31, 2022, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 3.8 million shares from options to purchase common shares, 3.9 million of unvested restricted shares and 3.4 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 17.8 million shares from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive.

REVENUE RECOGNITION

The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and the title, and the significant risks and rewards of ownership of the products or services, have been transferred to its customers. Product revenue is derived from the sale of projectors, interactive panels and related software and accessories to distributors, resellers and end users. Service revenue is derived from hardware maintenance services, product installation, training, software maintenance and subscription services.

Nature of Products and Services and Related Contractual Provisions

The Company’s sales of interactive devices, including panels, projectors, and other interactive devices generally include hardware maintenance services, a license to software, and the provision of related software maintenance. In most cases, interactive devices are sold with hardware maintenance services with terms of approximately 30-60 months. Software maintenance includes technical support, product updates performed on a when and if available basis, and error correction services. At times, non-interactive projectors are also sold with hardware maintenance services with terms of approximately 60 months. The Company also licenses software independently of its interactive devices, in which case it is bundled with software maintenance, and in some cases, subscription services that include access to on-line content and cloud-based applications. The Company’s software subscription services provide access to content and software applications on an as needed basis over the Internet, but do not provide the right to take delivery of the software applications.

The Company’s product sales, including those with software and related services, generally include a single payment up front for the products and services, and revenue is recorded net of estimated sales returns and rebates based on the Company’s expectations and historical experience. For most of the Company’s product sales, control transfers and, therefore, revenue is recognized when products are shipped at the point of origin. When the Company transfers control of its products to the customer prior to the related shipping and handling activities, the Company has adopted a policy of accounting for shipping and handling activities as a fulfillment cost rather than a performance obligation. For many of the Company’s software product sales, control is transferred when shipped at the point of origin since the software is installed on the interactive hardware device in advance of shipping. For software product sales, control is transferred when the customer receives the related interactive hardware since the customer’s connection to the interactive hardware activates the software license at which time the software is made available to the customer. For the Company’s software maintenance, hardware maintenance and subscription services, revenue is recognized ratably over time as the services are provided since time is the best output measure of how those services are transferred to the customer.

Significant Judgments

For contracts with multiple performance obligations, each of which represent promises within a contract that are distinct, the Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices (“SSPs”). The

Company’s products and services included in its contracts with multiple performance obligations generally are not sold separately and there are no observable prices available to determine the SSP for those products and services. Since observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the unique facts and circumstances related to each performance obligation including, when applicable, the estimated cost to provide the performance obligation, market trends in the pricing for similar offerings, product-specific business objectives, and competitor or other relevant market pricing and margins. Because observable prices are generally not available for the Company’s performance obligations that are sold in bundled arrangements, the Company does not apply the residual approach to determining SSP. However, the Company does have performance obligations for which pricing is highly variable or uncertain, and contracts with those performance obligations generally contain multiple performance obligations with highly variable or uncertain pricing terms. For these contracts the Company allocates the transaction price to those performance obligations using an alternative method of allocation that is consistent with the allocation objective and the guidance on determining SSPs considering, when applicable, the estimated cost to provide the performance obligation, market pricing for competing product or service offerings, residual values based on the estimated SSP for certain goods, product-specific business objectives, incremental values for bundled transactions that include a service relative to similar transactions that exclude the service, and competitor pricing and margins. A separate price has not been established by the Company for performance obligations generally included in its contracts. In addition, the Company’s contracts generally include performance obligations that are never sold separately, are proprietary in nature, and the related selling price of these products and services is highly variable or uncertain. Therefore, the SSP of these products and services is estimated using the alternative method described above.

The Company has applied the portfolio approach to its allocation of the transaction price for certain portfolios of contracts that are executed in the same manner, contain the same performance obligations, and are priced in a consistent manner. The Company believes that the application of the portfolio approach produces the same result as if they were applied at the contract level.

Contract Balances

The timing of invoicing to customers often differs from the timing of revenue recognition and these timing differences can result in receivables, contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. Fees for the Company’s product and most service contracts are fixed, except as adjusted for rebate programs when applicable, and are generally due within 30-60 days of contract execution. Fees for installation, training and professional development services are fixed and generally become due as the services are performed. The Company has an established history of collecting under the terms of its contracts without providing refunds or concessions to its customers. The Company’s contractual payment terms do not vary when products are bundled with services that are provided over multiple years. In these contracts where services are expected to be transferred on an ongoing basis for several years after the related payment, the Company has determined that the contracts generally do not include a significant financing component. The upfront invoicing terms are designed 1) to provide customers with a predictable way to purchase products and services where the payment is due in the same timeframe as when the products, which constitute the predominant portion of the contractual value, are transferred, and 2) to ensure that the customer continues to use the related services; so that the customer can receive the optimal benefit from the products during the course of such product’s lifetime. Additionally, the Company has elected the practical expedient to exclude any financing component from consideration for contracts where, at contract inception, the period between the transfer of services and the timing of the related payment is not expected to exceed one year.

The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying condensed consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying condensed consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company had no material contract assets as of March 31, 2023 or December 31, 2022. During the three months ended March 31, 2023 and March 31, 2022, the Company recognized $2.1 million and $1.9 million of revenue that was included in the deferred revenue balance as of December 31, 2022 and December 31, 2021, respectively.

Variable Consideration

The Company’s otherwise fixed consideration may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly for “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering or otherwise determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method based on historical experience and are measured at each reporting date. There was no material revenue recognized in the three months ended March 31, 2023 related to changes in estimated variable consideration that existed at December 31, 2022.

Remaining Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of March 31, 2023 and December 31, 2022, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $24.1 million and $23.9 million, respectively. The Company expects to recognize revenue on 34% of the remaining performance obligations during the next twelve months, 28% in the following twelve months, 21% in 2025, 13% in 2026, with the remaining 4% recognized thereafter.

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

Disaggregated Revenue

The Company disaggregates revenue based upon the nature of its products and services and the timing and in the manner which it is transferred to the customer. Although all products are transferred to the customer at a point in time, hardware and some software which comes pre-installed on an interactive device is transferred at the point of shipment, while some software is transferred to the customer at the time the hardware is received by the customer or when software product keys are delivered electronically to the customer. All service revenue is transferred over time to the customer; however, professional services are generally transferred to the customer within a year from the contract date as measured based upon hours or time incurred while software maintenance, hardware maintenance, and subscription services are generally transferred over three to five years from the contract execution date as measured based upon the passage of time.

	Three Months Ended
	March 31,
	(in thousands)
	2023	2022
Product revenues:
Hardware	$38,217	$47,294
Software	464	1,519
Service revenues:
Professional services	382	355
Maintenance and subscription services	2,126	1,435
	$41,189	$50,603

Contract Costs

The Company capitalizes incremental costs to obtain a contract with a customer if the Company expects to recover those costs. The incremental costs to obtain a contract are those that the Company incurs to obtain a contract with a customer that it would not have otherwise incurred if the contract were not obtained (e.g., a sales commission). The Company capitalizes the costs incurred to fulfill a contract only if those costs meet all the following criteria:

●	The costs relate directly to a contract or to an anticipated contract that the Company can specifically identify;

●	The costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future; and
●	The costs are expected to be recovered.

Certain sales commissions incurred by the Company are determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would be recognized over a period that is one year or less, the Company has elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Total deferred commissions, net of accumulated amortization, on March 31, 2023 and December 31, 2022 was less than $300,000.

Bill and Hold Arrangements

From time to time the Company enters custodial bill and hold arrangements with customers. Each arrangement is reviewed, and revenue is recognized only when the following criteria have been met: (1) the reason for the bill-and-hold arrangement is substantive, (2) the product is identified as the customer’s asset, (3) the product is ready for delivery to the customer, (4) there is a fixed schedule for delivery, and (5) the seller cannot use the product or direct the product to another customer. As of March 31, 2023, $2.0 million of revenue was previously recognized for goods that are expected to be delivered to a customer during the second quarter.

SEGMENT REPORTING

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker (CODMs) is our Chief Executive Officer.

Effective January 1, 2023, the Company changed its segment reporting to align with the geographic markets in which it operates, as further discussed in Note 16 - Segments. The Company previously managed the Company as one operating segment. Following the integration of recent acquisitions which further expanded the Company’s operations into Europe, Middle East and Africa (“EMEA”) and other international markets, the Company’s operations are now organized, managed and classified into three reportable segments – EMEA, North and Central America (the “Americas”) and all other geographic regions (“Rest of World”). Our EMEA segment consists of the operations of Sahara Holding Limited. and its subsidiaries (the “Sahara Entities”). Our Americas segment consists primarily of Boxlight, Inc. and its subsidiaries and the Rest of World segment consists primarily of Boxlight Australia, PTY LTD ("Boxlight Australia”).

Each of our operating segments are primarily engaged in the sale of education technology products and services in the education market but which are also sold into the health, government and corporate sectors and derive a majority of their revenues from the sale of flat-panel displays, audio and other hardware accessory products, software solutions and professional services. Generally, our displays produce higher net operating revenues but lower gross profit margins than our accessory solutions and professional services. The Americas operating segment includes salaries and overhead for corporate functions that are not allocated to the Company’s individual reporting segments. Transfers between segments are generally valued at market and are eliminated in consolidation.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (“CECL”). The new guidance applies to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance also applies to debt securities and other financial assets measured at fair value through other comprehensive income. Estimated credit losses under CECL consider relevant information about past events, current conditions and reasonable and supporting forecasts that affect the collectability of financial assets. The new guidance was effective January 1, 2023 and was applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of January 1, 2023. Prior period comparative information has not been recast and continues to be reported under the accounting guidance in effect for those periods. The Company recognized a cumulative-effect adjustment to reduce retained earnings by $76 thousand, net of taxes. The change in the allowance for credit losses was not significant during the three months ended March 31, 2023.

ACCOUNTING STANDARDS PENDING ADOPTION

There were various other accounting standards and interpretations issued recently, some of which although applicable, are not expected to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 2 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	2023	2022

Accounts receivable – trade	$35,677	$33,198
Allowance for doubtful accounts	(261)	(414)
Allowance for sales returns and volume rebates	(1,867)	(1,775)
Accounts receivable - trade, net of allowances	$33,549	$31,009

NOTE 3 – INVENTORIES

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

Inventories consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	2023	2022

Finished goods	$44,447	$56,583
Spare parts	978	775
Reserve for inventory obsolescence	(1,587)	(531)
Advanced shipping costs	837	1,384
Inventories, net	$44,675	$58,211

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	2023	2022

Prepayments to vendors	$4,837	$4,131
Prepaid licenses and other	2,546	3,302
Prepaid expenses and other current assets	$7,383	$7,433

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	Useful lives	2023	2022
INTANGIBLE ASSETS
Patents	4-10 years	$182	$182
Customer relationships	8-15 years	51,619	52,736
Technology	3-5 years	8,848	8,943
Domain	7 years	14	14
Non-compete	8-15 years	391	391
Tradenames	2-10 years	12,619	12,769
Intangible assets, at cost		73,673	75,035
Accumulated amortization		(22,445)	(22,456)
Intangible assets, net of accumulated amortization		$51,228	$52,579

For the three months ended March 31, 2023 and 2022, the Company recorded amortization expense of $2.1 million and $2.2 million, respectively. Changes to gross carrying amount of recognized intangible assets due to translation adjustments include approximately $1.4 million reduction as of March 31, 2023 and $3.1 million reduction as of December 31, 2022.

NOTE 6 – LEASES

The Company has entered into various operating leases for certain offices, support locations and vehicles with terms extending through February 2028. Generally, these leases have initial lease terms of five years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at the Company’s sole discretion. The Company does not consider the exercise of any lease renewal options reasonably certain. Certain of the Company’s lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of the Company’s lease agreements provide for periodic adjustments to rental payments for inflation. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. In connection with the adoption of ASC 842, the Company used incremental borrowing rates on January 1, 2022 for operating leases that commenced prior to that date. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At March 31, 2023, the Company had no leases classified as finance leases. The Company is currently not a lessor in any lease arrangement.

Our corporate headquarters is located at 2750 Premiere Parkway, Duluth, GA, 30097 in an office space of approximately 12,000 square feet, for which we pay approximately $23,000 per month as rent pursuant to a rental agreement. Our corporate headquarters house our administrative offices. The Company leases warehouse space in Lawrenceville, Georgia, for approximately $13,000 per month. We also maintain offices in Scottsdale, Arizona and Utica, New York in the U.S., and in Dartford, London, Leeds and Livingston and Belfast in the United Kingdom. for sales, marketing, technical support and service staff. In addition, we also maintain sales, marketing and technical support offices in Apeldoorn, Netherlands, Anzegem, Belgium, Helsinki, Finland, Oskarshamn Kalmar, Sweden, and Düsseldorf, Germany

Operating lease expense was $564 thousand and $469 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively. Variable lease costs and short-term lease cost were not material for the three months ended March 31, 2023 and March 31, 2022. Cash paid for amounts included in the measurement of lease liabilities was $621 thousand and $423 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively.

Future maturities of the Company's operating lease liabilities are summarized as follows (in thousands):

Fiscal year ended,

2023	$1,522
2024	1,341
2025	1,106
2026	742
2027	246
Thereafter	6
4,963
Less imputed interest	(906)
Total	$4,057

The following is supplemental lease information at March 31, 2023:

Weighted-average remaining lease term (years)	3.1
Weighted-average discount rate	15.5%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	2023	2022
Accounts payable	$16,211	$30,719
Accrued expense	6,489	5,306
Other	470	541
Accounts payable and other liabilities	$23,170	$36,566

NOTE 8 – DEBT

The following is a summary of the Company’s debt as of March 31, 2023 and December 31, 2022 (in thousands):

	2023	2022
Debt – Third Parties
Paycheck Protection Program	$113	$127
Note payable - Whitehawk	49,250	49,906
Total debt	49,363	50,033
Less: Discount and issuance costs	4,954	5,410
Current portion of debt	848	845
Long-term debt	$43,561	$43,778
Total debt (net of discount and issuance costs)	$44,409	$44,623

Debt - Third Parties:

Whitehawk Finance LLC

In order to finance the acquisition of FrontRow Calypso LLC (“FrontRow”), the Company and substantially all of its direct and indirect subsidiaries, including Boxlight and FrontRow as guarantors, entered into a maximum $68.5 million term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral  agent (“WhiteHawk”). The Company received an initial term loan of $58.5 million on December 31, 2021 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10 million that may be provided for additional working capital purposes under certain conditions (the “Delayed Draw”). The Initial Loan and Delayed Draw are collectively referred to as the “Term Loans.” The proceeds of the Initial Loan were used to finance the Company’s acquisition of FrontRow, pay off all indebtedness owed to the Company’s then existing lenders, Sallyport Commercial Finance, LLC and Lind Global Asset Management, LLC, pay related fees and transaction costs, and provide working capital. Of the Initial Loan, $8.5 million was subject to repayment on February 28, 2022, with quarterly principal payments of $625,000 and interest payments commencing March 31, 2022 and the $40.0 million remaining balance plus any Delayed Draw loans becoming due and payable in full on December 31, 2025. The Term Loans bear interest at the LIBOR rate plus 10.75%; provided that after March 31, 2022, if the Company’s Senior Leverage Ratio (as defined in the Credit Agreement) is less than 2.25, the interest rate would be reduced to LIBOR plus 10.25%. Such terms are subject to the Company maintaining a borrowing base in terms compliant with the Credit Agreement.

On April 4, 2022, the Collateral Agent and Lender agreed to extend the terms of repayment of the $8.5 million originally due on February 28, 2022 until February 28, 2023. The principal elements of the April amendment included (a) an extension of time to repay $8.5 million of the principal amount of the term loan from February 28, 2022 to February 28, 2023, and (b) forbearance on $3,500,000 in over advances until May 16, 2022 to allow the Company to come into compliance with the borrowing base requirements set forth in the Credit Agreement.  In such connection, the Loan Parties have obtained credit insurance on certain key customers whose principal offices are located in the European Union and Australia as, without the credit insurance, their accounts owed to the Loan Parties had been deemed ineligible for inclusion in the borrowing base calculation primarily due to the perceived inability of the Collateral Agent to enforce security interests on such accounts. In addition, the Lender and Collateral Agent agreed to (i) reduce, through September 30, 2022, the minimum cash reserve requirement for the Loan Parties, (ii) reduce the interest rate by 50 basis points (to Libor plus+ 9.75%) after delivery of the Loan Parties’ September 30, 2023 financial statements, subject to the Loan Parties maintaining 1.75 EBITDA coverage ratio, and (iii) waive all prior Events of Default under the Credit Agreement. In conjunction with the amendment to the Credit Agreement, the parties entered into an amended and restated fee letter (the “Fee Letter”) pursuant to which the parties agreed to prepayment premiums of (i) 5% for payments made on or before December 31, 2022, (ii) 4% for payments made between January 1, 2023 and December 31, 2023, and (iii) 2% for payments made between January 1, 2024 and December 31, 2025.  Furthermore, the parties agreed that no prepayment premiums would be payable with respect to the first $5.0 million paid under the Term Loan, any payments made in relation to the $8.5 million due on or before February 28, 2023, any required amortization payments under the Credit Agreement and any mandatory prepayments by way of ECF or casualty events.

On June 21, 2022, the Company and substantially all of its direct and indirect subsidiaries (together with the Company, the “Loan Parties”), entered into a second amendment (the “Second Amendment”) to the four year term loan credit facility, originally entered into December 31, 2021 and as amended on April 4, 2022 (the “Credit Agreement”), with the Collateral Agent and Lender.

The Second Amendment to the Credit Agreement was entered into for purposes of the Lender funding a $2.5 million delayed draw term loan and adjusting certain terms to the Credit Agreement, including adjusting the Applicable Margin (as defined in the Second Amendment) to 13.25% for  LIBOR Rate Loans and 12.25% for Reference Rate Loans, increasing the definition of change of control from 33% voting power to 40% voting power, requiring the Company to engage a financial advisor, and allowing additional time, until July 15, 2022, for the Company to come into compliance with certain borrowing base requirements set forth in the Second Amendment to the Credit Agreement, among other adjustments.  During the three-month period ending March 31, 2023, the Company repaid principal of $656 thousand and interest of $2.0 million to Whitehawk. As of March 31, 2023, the Company was in compliance with all financial covenants under the Credit Facility.

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

Paycheck Protection Program Loan

On May 22, 2020, the Company received loan proceeds of $1.1 million under the Paycheck Protection Program.  During 2021, the Company applied for forgiveness in the amount of $836 thousand. On March 2, 2022, we received a decision letter from the lender that the forgiveness application had been approved, leaving a remaining balance of $173 thousand to be paid. The Company received a payment schedule from our lender on May 5, 2022, extending the payoff date until May 2025. As of March 31, 2023, the amount remaining on the loan was $113 thousand.

NOTE 9 – DERIVATIVE LIABILITIES

The Company determined that certain warrants to purchase common stock do not satisfy the criteria for classification as equity instruments due to the existence of certain net cash and non-fixed settlement provisions that are not within the sole control of the Company. Conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. Such warrants are measured at fair value at each reporting date, and the changes in fair value are included in determining net income (loss) for the period. The Company used a Monte Carlo Simulation model to determine the fair value of the derivative liabilities as of March 31, 2023 and December 31, 2022.

March 31, 2023
Common stock issuable upon exercise of warrants	3,715,075
Market value of common stock on measurement date	$0.38
Exercise price	$1.10
Risk free interest rate (1)	3.64%
Expected life in years	3.75 years
Expected volatility (2)	89.8%
Expected dividend yields (3)	—%

December 31, 2022
Common stock issuable upon exercise of warrants	3,715,075
Market value of common stock on measurement date	$0.31
Exercise price	$1.10
Risk free interest rate (1)	4.02%
Expected life in years	4 years
Expected volatility (2)	83.6%
Expected dividend yields (3)	—%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The historical trading volatility was based on historical fluctuations in stock price for Boxlight and certain peer companies.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

NOTE 10 – INCOME TAXES

Pretax (loss) income resulting from domestic and foreign operations is as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
United States	$(3,515)	$(4,457)
Foreign	642	(485)
Total pretax book loss	$(2,873)	$(4,942)

The Company recorded income tax expense of $51 thousand and income tax benefit of $86 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively. The year-to-date effective tax rate is (1.8)% due to there being no tax expense/benefit for the legacy Boxlight entities, but the Sahara entities are fully taxable.

The increase in tax expense year-over-year is largely due to foreign pretax book income for the three months ended March 31, 2023 as compared to foreign pretax loss for the three months ended March 31, 2022.

The Company operates in the United States, United Kingdom, and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned.

The legacy Boxlight entities are in a net deferred tax asset position in the United States, the United Kingdom, and other jurisdictions, primarily driven by the aforementioned net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. For example, in the United States, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because U.S. tax laws limit the time during which the net operating losses generated prior to 2018 may be applied against future taxes, if the Company fails to generate U.S. taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on its net deferred tax asset at March 31, 2023 and December 31, 2022.

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

The tax years from 2009 to 2023 remain open to examination in the U.S. federal jurisdiction.  The tax years from 2020 to 2023 remain open to examination in the U.K.  Statutes of limitations vary in other immaterial jurisdictions.

On August 16, 2022, the president signed the Inflation Reduction Act ( IRA ) into law. The IRA enacted a 15% corporate minimum tax effective in 2024, a 1% tax on share repurchases after December 31, 2022, and created and extended certain tax-related energy incentives. We currently do not expect the tax-related provisions of the IRA to have a material effect on our financial results.

During the second quarter of 2021, the Company became aware of a potential state tax exposure for failure to file minimum tax returns in a state for several years. The Company has recorded an exposure item of $82 thousand for its best estimate of the amount for which it will settle the exposure. This amount includes $24 thousand of income tax and $58 thousand of penalties and interest. The Company has not identified any other material uncertain tax positions during the three months ended March 31, 2023.

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

Issuance of preferred shares

Series A Preferred Stock

At the time of the Company’s initial public offering, the Company issued 250,000 shares of the Company’s non-voting convertible Series A preferred stock to Vert Capital for the acquisition of Genesis. All of the Series A preferred stock was convertible into 398,406 shares of Class A common stock, at the discretion of the Series A stockholder. On August 5, 2019, a total of 82,028 shares of Series A preferred stock were converted into a total of 130,721 shares of Class A common stock. As of March 31, 2023, a total of 167,972 shares of Series A preferred stock remained outstanding which can be converted into 267,684 shares of Class A common stock, at the discretion of the Series A stockholder.

Series B Preferred Stock and Series C Preferred Stock

On September 25, 2020, in connection with the acquisition of Sahara Holding Limited ("Sahara”), the Company issued 1,586,620 shares of Series B preferred stock and 1,320,850 shares of Series C preferred stock. The Series B preferred stock has a stated and liquidation value of $10.00 per share and pays a dividend out of the earnings and profits of the Company at the rate of 8% per annum, payable quarterly. The Series B preferred stock is convertible into the Company’s Class A common stock at a conversion price of $1.66 per share which was the closing price of the Company’s Class A common stock on the Nasdaq Stock Market on September 25, 2020 (the “Conversion Price”). Such conversion may occur either (i) at the option of the holder at any time after January 1, 2024, or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price). The Series C preferred stock has a stated and liquidation value of $10.00 per share and is convertible into the Company’s Class A common stock at the Conversion Price either (i) at the option of the holder at any time after January 1, 2026, or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price).

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

As the redemption features in the Series B preferred stock and Series C preferred stock are not solely within the control of the Company, the Company has classified the Series B preferred stock and Series C preferred stock as mezzanine or temporary equity in the Company’s condensed consolidated balance sheet. As of March 31, 2023, a total of 1,586,620 and 1,320,850 shares of Series B and C preferred stock remained outstanding, respectively.

Common Stock

The Company’s common stock consists of 1) 150,000,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock would automatically convert into shares of Class A common stock. As of March 31, 2023 and December 31, 2022, the Company had 75,078,661 and 74,716,696 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at March 31, 2023 or December 31, 2022.

Issuance of common stock

Securities Purchase Agreement

On July 22, 2022, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited institutional investor (the “Investor”) pursuant to which the Company agreed to issue and sell, in a registered direct offering directly to the Investor, 7.0 million shares of the Company’s Class A common stock, par value $0.0001 per share, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 352,940 shares of common stock at an exercise price of $0.0001 per share, which Pre-Funded Warrants were issued in lieu of shares of common stock to ensure that the Investor did not exceed certain beneficial ownership limitations, and warrants to purchase an aggregate of 7,352,940 shares of common stock at an exercise price of $0.68 per share (the “Warrants,” and collectively with the Pre-Funded Warrants and the Shares, the “Securities”). The Securities were sold at a price of $0.68 per share for total gross proceeds to the Company of $5.0 million (the “Offering”), before deducting estimated offering expenses, and excluding the exercise of any Warrants or Pre-Funded Warrants. The Pre-Funded Warrants were exercisable immediately and the Warrants will be exercisable six months after the date of issuance and will expire five and a half years from the date of issuance. As such, the net proceeds to the Company from the Offering, after deducting placement agent’s fees and estimated expenses payable by the Company and excluding the exercise of any Warrants or Pre-Funded Warrants, was $4.6 million of which the proceeds net of issuance costs were allocated based on the relative fair values of the instruments, warrants and prefunded warrants; $2.4 million was allocated to common stock, $2.2 million was allocated to warrants and $118 thousand was allocated to the pre-funded warrants.

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

Repurchase Plan

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

Warrants

The Company had equity warrants outstanding of 7,366,690 and 7,365,440 at March 31, 2023 and December 31, 2022, respectively.

NOTE 12 – STOCK COMPENSATION

The Company has issued grants under two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which  a total of 6,390,438 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 5,000,000 shares of the Company’s Class A common stock have been approved for issuance. Upon approval of the 2021 Plan in June 2021, any shares remaining available for issuance under the 2014 Plan were cancelled, and all future grants were issued under the 2021 Plan. The 2021 Plan allows for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights or otherwise, to the Company’s officers, directors, employees and consultants. As of March 31, 2023, the Company has issued 6,199,231 shares under the 2021 Plan, such that the Company is over the authorized share number. The Company intends to increase the number of shares available for issuance under the 2021 Plan in May 2023. The fair value of any shares issued in excess of the approved shares under the 2021 Plan was less than $15 thousand and have been recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets at March 31, 2023.

Stock Options

Under the Company’s stock option program, pursuant to the 2014 Plan and 2021 Plan, an employee receives an award that provides the opportunity in the future to purchase the Company’s shares at the market price of the stock on the date the award is granted (the strike price). The options become exercisable over a range of immediately vested to four-year vesting periods and expire five years from the grant date, unless stated differently in the option agreements, if they are not exercised. Stock options have no financial statement effect on the date they are granted but rather are reflected over time through compensation expense. We record compensation expense based on the estimated fair value of the awards which is amortized as compensation expense on a straight-line basis over the vesting period. Accordingly, total expense related to the award is reduced by the fair value of options that are forfeited by employees that leave the Company prior to vesting.

The following is a summary of the option activities during the three months ended March 31, 2023:

Number of
Units
Outstanding, December 31, 2022	3,915,877
Granted	2,914,386
Exercised	—
Cancelled	(481,682)
Outstanding, March 31, 2023	6,348,581
Exercisable, March 31, 2023	2,606,537

On January 1, 2023, the company granted 2,041,098 options which vest ratably over three years. The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. The Company used the following inputs to value options issued during the three months ended March 31, 2023: market value on measurement date, $0.21 to $0.28; exercise price of $0.31 to $0.40; risk free interest rate, 4.19% to 4.22%; expected term, 3 years to 4 years; expected volatility, ranged from 111.45 to 111.74 and expected dividend yield of 0%.

Restricted Stock Units

Under the Company’s 2014 Plan and 2021 Plan, the Company may grant restricted stock units (“RSUs”) to certain employees and non-employee directors. Upon granting the RSUs, the Company recognizes a fixed compensation expense equal to the fair market value of the underlying shares of RSUs granted on a straight-line basis over the requisite services period for the RSUs. Compensation expense related to the RSUs is reduced by the fair value of units that are forfeited by employees that leave the Company prior to vesting. The RSUs vest over a range of immediately vested to four-year vesting periods in accordance with the terms of the applicable RSU grant agreement.

The following is a summary of the RSU activities during the three months ended March 31, 2023:

Number of Units
Outstanding, December 31, 2022	2,431,030
Granted	578,778
Vested	(361,965)
Forfeited	(73,077)
Outstanding, March 31, 2023	2,574,766

On January 1, 2023, the Company granted 578,778 RSU’s to our Chief Executive Officer, in accordance with his employment agreement. The RSU’s vest ratably over a three-year period.

Stock Compensation Expense

For the three months ended March 31, 2023 and 2022, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	2023	2022
Stock options	$169	$115
Restricted stock units	471	1,019
Warrants	1	1
Total stock compensation expense	$641	$1,135

NOTE 13 – RELATED PARTY TRANSACTIONS

Management Agreement

On November 1, 2022, the Company entered into a consulting agreement with Mark Elliott, former CEO of Boxlight and a current member of the Board of Directors. The agreement is for Mr. Elliott to provide sales, marketing, management and related consulting services to assist the Company in sourcing and entering into agreements with one or more customers to provide products and services for specified school districts. The Company will pay Mr. Elliott a fixed payment of $4 thousand per month and commissions equal to 15% of gross profit derived by the Company based on total purchase order revenue. The agreement, unless renewed or extended will expire on December 31, 2023. For the three months ended March 31, 2023, the Company paid $12 thousand under the agreement.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contingencies

The Company assesses its exposure related to legal matters and other items that arise in the regular course of its business. If the Company determines that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated is recorded. The Company has not identified any legal matters that could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Purchase Commitments

The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. As of March 31, 2023, the total amount of such open inventory purchase orders was $22.1 million.

NOTE 15 – CUSTOMER AND SUPPLIER CONCENTRATION

There was one customer that accounted for greater than 10% of the Company’s consolidated revenues for the three months ended March 31, 2023 and 2022. Details are as follows:

	Total revenues		Total revenues
	from the customers	Accounts	from the customer	Accounts
	as a percentage of	receivable from	as a percentage of	receivable from
	total revenues	the customers as of	total revenues	the customers as of
	for the three months ended	March 31,	for the three months ended	March 31,
	March 31,	2023	March 31,	2022
Customer	2023	(in thousands)	2022	(in thousands)
1	14.1%	$3,362	10.3%	$1,997

For the three months ended March 31, 2023, the Company’s purchases did not exceed 10% with any particular vendor. For the three months ended March 31, 2022, the Company’s purchases were concentrated primarily with one vendor. Details are as follows:

	Total purchases		Total purchases
	from the vendors		from the vendors
	as a percentage of	Accounts payable	as a percentage	Accounts payable
	total cost of	(prepayment) to	of total cost of	(prepayment) to
	revenues for	the vendors as of	revenues for	the vendors as of
	the three months ended	March 31,	the year ended	March 31,
	March 31,	2023	March 31,	2022
Vendor	2023	(in thousands)	2022	(in thousands)
1	-%	$—	29%	$4,536

The Company believes there are other suppliers that could be substituted should the above cited supplier become unavailable or non-competitive.

NOTE 16 - SEGMENTS

Information about our Company’s operations by operating segment is shown in the following tables (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Revenue, net
Americas	$21,066	$20,076
EMEA	23,955	30,695
Rest of World	1,323	105
Eliminations and Adjustments (1)	(5,155)	(273)
Total Revenue, net	$41,189	$50,603
Income (Loss) from Operations
Americas	(147)	(2,927)
EMEA	(401)	(492)
Rest of World	408	8
Eliminations and Adjustments (1)	(40)	(43)
Total Loss from Operations	$(180)	$(3,454)

(1)	Eliminations and adjustments represent net sales between the Americas, EMEA and Rest of World segments. Sales between these segments are generally valued at market.

	March 31,	December 31,
	2023	2022
Identifiable Assets
Americas	$84,932	$88,451
EMEA	92,063	104,978
Rest of World	2,567	1,966
Total Identifiable Assets	$179,562	$195,395

NOTE 17 – SUBSEQUENT EVENTS

On April 24, 2023, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement, with Whitehawk Capital Partners, LP, as collateral agent, and Whitehawk Finance LLC as the Lender. The Third Amendment serves to amend the Credit Agreement, originally entered into on December 31, 2021, as amended on April 4, 2022 and June 21, 2022, between the Company and all of its direct and indirect subsidiaries, the Collateral Agent and the Lender pursuant to which the Company received an initial $58.5 million term loan on December 31, 2021. The Third Amendment was entered into for purposes of the Lender funding an additional $3.0 million delayed draw term loan (the “Additional Draw”). The Additional Draw was funded on April 24, 2023, must be repaid on or prior to September 29, 2023, is not subject to any prepayment penalties, and adjusts certain terms to the Credit Agreement, including adjusting the Test Period End dates and corresponding Senior Leverage Ratios (as defined in the Credit Amendment) and revising the minimum liquidity requirements that the Company must maintain compliance with pertaining to certain Borrowing Base Requirements, among other adjustments. The completion of the additional draw eliminates further delayed draws under the term loan agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the financial statements and the related notes thereto included elsewhere herein. The MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this form. The actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

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

Effective January 1, 2023, we changed our segment reporting to align with the geographic markets in which we operate. Our operations are now organized, managed, and classified into three reportable segments – Europe, Middle East and Africa (“EMEA”), North and Central America (“Americas”), and all other geographic regions (“Rest of World”). Our EMEA segment consists of the operations of Sahara Holding Limited and its subsidiaries. Our Americas segment consists primarily of Boxlight, Inc. and its subsidiaries, and the Rest of World segment consists primarily of Boxlight Australia, PTY LTD ("Boxlight Australia”).

Each of our operating segments are primarily engaged in the sale of education technology products and services in the education market but which are also sold into the health, government and corporate sectors and derive a majority of their revenues from the sale of flat-panel displays, audio and other hardware accessory products, software solutions and professional services. Generally, our displays produce higher net operating revenues but lower gross profit margins than our accessory solutions and professional services.

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

We have also implemented a comprehensive plan to reach and maintain profitability both from our core business operations and as a result of making strategic business acquisitions. Highlights of the plan include:

●	Integrating products of the acquired companies and cross training sales representatives to increase their offerings and productivity;
●	Hiring new sales representatives with significant industry experience in their respective territories, and
●	Expanding our reseller partner network both in key territories and in new markets, thereby increasing our penetration and reach.

Acquisition Strategy and Challenges

The Company has completed multiple acquisitions from 2015 through 2021 and may target additional acquisition opportunities in future periods. The Company’s growth strategy includes acquiring assets and technologies of companies that have products, technologies, industry specializations or geographic coverage that extend or complement our existing business. The process to undertake a potential acquisition is time-consuming and costly. In the event we pursue additional acquisitions, we expect to expend significant resources to undertake business, financial and legal due diligence on our potential acquisition targets, and there is no guarantee that we will complete any acquisition that we pursue.

We believe we can achieve significant cost-savings by merging the operations of the companies we acquire and after their acquisition, leverage the opportunity to reduce costs through the following methods:

●	Staff reductions – consolidating resources, such as accounting, marketing, and human resources;
●	Economies of scale – improved purchasing power with a greater ability to negotiate prices with suppliers; and
●	Improved market reach and industry visibility – increasing out customer base and entry into new markets.

Components of our Results of Operations and Financial Condition

Revenues are comprised of hardware products, software services, and professional development revenues less sales discounts.

●	Product revenue. Product revenue is derived from the sale of our hardware (interactive projectors), flat panels, peripherals, and accessories, along with other third-party products, directly to our customers, as well as through our network of domestic and international distributors.

●	Professional development revenue. We receive revenue from providing professional development services through third parties and our network of distributors.

Cost of revenues

Our cost of revenues is comprised of the following:

●	costs to purchase components and finished goods directly;
●	third-party logistics costs;
●	inbound and outbound freight costs, and customs and duties charges;
●	costs associated with the repair of products under warranty;
●	write-downs of inventory carrying value to adjust for excess and obsolete inventory and periodic physical inventory counts; and
●	cost of professionals to deliver professional development training related to the use of our products.

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

Gross profit and gross profit margin

Gross profit and gross profit margin have been, and may in the future be, influenced by several factors including: product, channel and geographical revenue mix; changes in product costs related to the release of projector models; and component, contract manufacturing and supplier pricing and foreign currency exchange. As we primarily procure our product components and manufacture our products in Asia, our suppliers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on future average selling prices and unit costs. Gross profit and gross profit margin may fluctuate over time based on the factors described above.

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

Other income (expense), net

Other income (expense), net primarily consists of interest expense associated with our debt financing arrangements, gains (losses) on the settlements of debt, and the effects of changes in the fair value of derivative liabilities.

Income tax (expense) benefit

We are subject to income taxes in the jurisdictions in which we do business, including the United States, United Kingdom, Mexico, Sweden, Finland, Holland and Germany. The United Kingdom, Mexico, Sweden, Finland, Holland, and Germany have a statutory tax rate different from that of the United States. Additionally, certain jurisdictions of the Company’s international earnings are also taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Operating Results – Boxlight Corporation

For the three-month periods ended March 31, 2023 and 2022

Revenues. Total revenues for the three months ended March 31, 2023 were $41.2 million as compared to $50.6 million for the three months ended March 31, 2022, resulting in an 18.6% decrease. The decrease in revenues was primarily due to lower sales volume across all markets and a decrease in foreign exchange rates during the first quarter of 2023 compared to the first quarter of 2022.

Cost of Revenues. Cost of revenues for the three months ended March 31, 2023 were $26.0 million as compared to $38.0 million for the three months ended March 31, 2022, resulting in a 31.4% decrease. The decrease in cost of revenues was  attributable to the decrease in revenues, described above, along with lower manufacturing and shipping costs in the first quarter of 2023 compared to the prior year’s first quarter.

Gross Profit. Gross profit for the three months ended March 31, 2023 was $15.1 million as compared to $12.6 million for the three months ended March 31, 2022, an increase of $2.5 million. The gross profit margin was 36.8% for the three months ended March 31, 2023 and 24.9% for the three months ending March 31, 2022. The increase in gross profit is primarily related to the decrease in manufacturing and shipping costs noted above.

General and Administrative Expenses. General and administrative (“G&A”) expenses for the three months ended March 31, 2023 were $14.7 million and 35.8% of revenue as compared to $15.5 million and 30.5% of revenue for the three months ended March 31, 2022. The decrease can be attributed primarily to a decrease in stock compensation expense.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2023 were $0.6 million which was comparable to the three months ended March 31, 2022 and represented 1.4% and 1.2% of revenue for the three months ended March 31, 2023 and 2022, respectively.

Other Income (Expense). Other expense, net for the three months ended March 31, 2023 was $2.7 million as compared to other expense, net, of $1.5 million for the three months ended March 31, 2022, representing an increase of $1.2 million. The increase was primarily due to a gain in the prior year of $0.9 million recognized upon the settlement of certain debt obligations, a $0.2 million change in the fair value of derivative liabilities, and a $0.1 million increase in interest expense.

Income Tax (Expense) Benefit. Income tax expense for the three months ended March 31, 2023 was $51 thousand, as compared to $86 thousand in income tax benefit for the three months ended March 31, 2022. The increase in tax expense year-over-year is largely due to foreign pretax book income for the three months ended March 31, 2023 as compared to foreign pretax loss for the three months ended March 31, 2022.

Net Loss. Net loss was $2.9 million and $4.9 million for the three months ended March 31, 2023 and 2022 respectively and was a result of the changes noted above.

Use of Non-GAAP financial measures

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

The following table contains reconciliations of net income and losses to EBITDA and adjusted EBITDA for the periods presented:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
(in thousands)	2023	2022
Net loss	$(2,924)	$(4,856)
Depreciation and amortization	2,263	2,321
Interest expense	2,447	2,317
Income tax expense (benefit)	51	(86)
EBITDA	$1,837	$(304)
Stock compensation expense	641	1,086
Change in fair value of derivative liabilities	224	9
Purchase accounting impact of fair valuing inventory	143	617
Purchase accounting impact of fair valuing deferred revenue	470	649
Gain on settlement of debt	—	(835)
Adjusted EBITDA	$3,315	$1,222

Discussion of Effect of Seasonality on Financial Condition

Certain accounts in our financial statements are subject to seasonal fluctuations. As our business and revenues grow, we expect these seasonal trends to be reduced. The bulk of our products are shipped to our educational customers prior to the beginning of the school year, usually in July, August, or September. To prepare for the upcoming school year, we generally build up inventories during the second quarter of the year. As a result, inventories tend to be at the highest levels at that point in time. In the first quarter of the year, inventories tend to decline significantly as products are delivered to customers and we do not need the same inventory levels during the first quarter. Accounts receivable balances tend to be at the highest levels in the third quarter, at which point we record the highest level of sales.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $11.3 million, a working capital balance of $61.6 million, and a current ratio of 2.75. On March 31, 2022 we had $11.3 million of cash and cash equivalents, a working capital balance of $49.6 million, and a current ratio of 2.02.

For the three months ended March 31, 2023 and 2022, we had net cash used in operating activities of $1.9 million and $5.4 million, respectively. Cash used in operating activities decreased year over year as a result of higher margins on our products leading to increased operating income. We had net cash used in investing activities of $81 thousand and $526 thousand for the three months ended March 31, 2023 and 2022, respectively. Cash used in investing activities is related to purchases of property and equipment. In addition, for the three months ended March 31, 2023 and 2022, we had net cash used in financing activities of $987 thousand and $912 thousand, respectively. Cash used in financing activities is primarily related to principal payments on our credit facility and payments of fixed dividends to our Series B preferred shareholders.

Our liquidity needs are funded by operating cash flow and available cash. Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases. We lease all our office facilities. We expect to make future payments on existing leases from cash generated from operations. We have limited credit available from our major vendors and are required to prepay the majority of our inventory purchases, which further constrains our cash liquidity. In addition, our industry is seasonal with many sales to educational customers occurring during the second and third quarters when schools make budget appropriations and classes are not in session limiting disruptions related to product installation. This seasonality makes our needs for cash vary significantly from quarter to quarter.

In addition to the cash flows generated by our ongoing operating activities we financed our operations during 2023 and 2022 with our Credit Facility with Whitehawk. Prior to April 24, 2023 we maintained a delayed draw term loan of which we had $7.5 million available as of March 31, 2023. On April 24, 2023, we drew $3.0 million on our delayed draw term loan that will be used for working capital purposes. The completion of the additional draw eliminates further delayed draws under the term loan agreement. The $3.0 million is required to be repaid prior to September 29, 2023.

To the extent not previously converted into the Company’s Class A common stock, the outstanding shares of our Series B preferred stock are redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 upon, 30 days prior written notice to the holders, for a redemption price, payable in cash, equal to the sum of (a) ($10.00) multiplied by the number of shares of Series B preferred stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. We may be required to seek alternative financing arrangements or restructure the terms of the agreement with the Series B preferred shareholders on terms that are not favorable to us if cash and cash equivalents are not sufficient to fully redeem the Series B preferred shares.

Given uncertainty surrounding global supply chains, global markets, and general global uncertainty as a result of the ongoing conflict between Russia and Ukraine and the continuing COVID-19 pandemic, the availability of debt and equity capital has been reduced and the cost of capital has increased. Furthermore, recent adverse developments affecting the financial services industry including events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions may lead to market-wide liquidity problems. This in turn, could result our access to funding sources and credit arrangements in amounts adequate to finance our current and future business operations. Increasing our capital through equity issuance at this time could cause significant dilution to our existing stockholders. However, while there can be no guarantee we will be able to access capital when needed, we are confident that the Company will be able to manage through the current challenges in the equity and debt finance markets by managing payment terms with our customers and vendors.

Cash and cash equivalents, along with anticipated cash flows from operations, are expected to provide sufficient liquidity for working capital needs and debt service requirements.

Financing

See Footnote 8 – Debt for a discussion of our existing debt financing arrangements.

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

Our significant accounting policies are discussed in the notes to the unaudited condensed consolidated financial statements and in Note 1 in the Company’s 2022 Annual Report on Form 10-K, which was filed with the SEC on March 17, 2023. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

1.	Revenue Recognition
2.	Goodwill and Intangible assets
3.	Stock-based Compensation Expense
4.	Derivative Warrant Liabilities
5.	Income Taxes

Recent Accounting Pronouncements

For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations or cash flows, see Note 1 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company,” this item is not required.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses described in our 2022 Annual Report on Form 10-K, as filed with the SEC on March 17, 2023.

Notwithstanding the existence of these material weaknesses, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in accordance with U.S. GAAP, in all material respects, our financial condition, results of operations and cash flows for the periods presented in this report.

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

There were no changes made in the internal controls over financial reporting for the quarter ended March 31, 2023, that have materially affected our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

While we are not currently involved in any material legal proceedings, from time-to-time we are, and we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. The Company’s management believes, based on current information, matters currently pending or threatened are not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 1A. RISK FACTORS

For information regarding risk factors pertinent to the Company’s business please refer to Part I Item 1A of the Company’s 2022 Annual Report on Form 10-K, which was filed with the SEC on March 17, 2023 and is incorporated by reference herein. There have been no material changes from the risk factors described in our Form 10-K other than the following:

Unstable market and economic conditions and potential disruptions in the credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows and financial condition.

If internally generated funds are not available from operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Our access to funds under our revolving credit facility or pursuant to arrangements with other financial institutions is dependent on the financial institution’s ability to meet funding commitments. Financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience high volumes of borrowing requests from other borrowers within a short period of time.

In addition, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes and uncertainty about economic stability. More recently, the closures of Silicon Valley Bank, Signature Bank and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement that depositors at Silicon Valley Bank and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

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
4.2

Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A (Reg. No 333-204811) filed on October 9, 2015.

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

4.5

Form of Amended and Restated Certificate of Designations for the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2020).

4.6	Form of Warrant, dated December 31, 2021, issued to WhiteHawk Finance LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8- K filed January 5, 2022).
4.7	Description of Securities. (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10- K filed March 17, 2023).
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 26, 2022).
4.9	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed July 26, 2022).
10.1

Third Amendment to Credit Agreement, dated April 24, 2023, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 26, 2023).

10.2

Note of Borrowing, dated April 24, 2023, from Boxlight Corporation addressed to Whitehawk Capital Partners, LP(incorporated by reference to exhibit 10.2 to the Current Report on Form 8-k filed April 26, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXLIGHT CORPORATION

May 10, 2023	By:	/s/ Michael Pope
Michael Pope
Chief Executive Officer

May 10, 2023	By:	/s/ Greg Wiggins
Greg Wiggins
Chief Financial Officer (Principal Financial and Accounting Officer)