Form 10-Q
period 2023-06-30
Boxlight Corp
filed 2023-08-09
CIK 1624512

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock on August 8, 2023 was 9,466,349.

BOXLIGHT CORPORATION

		Page No.

	PART I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2023 and 2022	3

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022	4

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months and six months ended June 30, 2023 and 2022	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	34

Item 4.	Controls and Procedures	35

	PART II. Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Mine Safety Disclosures	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

	Signatures	37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Boxlight Corporation

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues, net	$47,052	$59,628	$88,242	$110,231
Cost of revenues	29,224	42,794	55,266	80,781
Gross profit	17,828	16,834	32,976	29,450

Operating expense:
General and administrative	15,227	15,304	29,958	30,762
Research and development	525	649	1,122	1,261
Total operating expense	15,752	15,953	31,080	32,023

Income (loss) from operations	2,076	881	1,896	(2,573)

Other income (expense):
Interest expense, net	(2,788)	(2,417)	(5,235)	(4,733)
Other expense, net	(28)	(60)	(50)	(74)
Gain on settlement of liabilities, net	—	3	—	856
Change in fair value of derivative liabilities	184	1,660	(40)	1,650
Total other expense	(2,632)	(814)	(5,325)	(2,301)
Income (loss) before income taxes	$(556)	$67	$(3,429)	$(4,874)
Income tax (expense) benefit	(255)	(41)	(306)	45
Net income (loss)	$(811)	$26	$(3,735)	$(4,829)
Fixed dividends - Series B Preferred	(317)	(317)	(635)	(635)
Net loss attributable to common stockholders	$(1,128)	$(291)	$(4,370)	$(5,464)

Comprehensive income (loss):
Net income (loss)	$(811)	$26	$(3,735)	$(4,829)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,722	(4,637)	2,280	(6,409)
Total comprehensive income (loss)	$911	$(4,611)	$(1,455)	$(11,238)

Net loss per common share – basic and diluted, as adjusted	$(0.12)	$(0.04)	$(0.47)	$(0.67)

Weighted average number of common shares outstanding – basic and diluted, as adjusted	9,385	8,228	9,359	8,176

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Condensed Consolidated Balance Sheets

As of June 30, 2023 and December 31, 2022

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)	(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$15,588	$14,591
Accounts receivable – trade, net of allowances	37,635	31,009
Inventories, net of reserves	37,809	58,211
Prepaid expenses and other current assets	10,014	7,433
Total current assets	101,046	111,244

Property and equipment, net of accumulated depreciation	1,545	1,733
Operating lease right of use asset	3,556	4,350
Intangible assets, net of accumulated amortization	49,869	52,579
Goodwill	25,470	25,092
Other assets	827	397
Total assets	$182,313	$195,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$21,108	$36,566
Short-term debt	3,807	845
Operating lease liabilities, current	1,699	1,898
Deferred revenues, current	8,248	8,308
Derivative liabilities	512	472
Other short-term liabilities	878	386
Total current liabilities	36,252	48,475

Deferred revenues, non-current	15,682	15,603
Long-term debt	43,369	43,778
Deferred tax liabilities, net	5,571	4,680
Operating lease liabilities, non-current	2,038	2,457
Total liabilities	102,912	114,993

Commitments and contingencies (Note 14)
Mezzanine equity:
Preferred Series B, 1,586,620 shares issued and outstanding	16,146	16,146
Preferred Series C, 1,320,850 shares issued and outstanding	12,363	12,363
Total mezzanine equity	28,509	28,509

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 167,972 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 68,750,000 shares authorized; 9,465,494 and 9,339,587 Class A shares issued and outstanding, respectively	1	1
Additional paid-in capital	118,379	117,849
Accumulated deficit	(68,854)	(65,043)
Accumulated other comprehensive income (loss)	1,366	(914)
Total stockholders’ equity	50,892	51,893

Total liabilities and stockholders’ equity	$182,313	$195,395

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2023, as adjusted

(Unaudited)

(in thousands, except share amounts)

						Accumulated
	Series A		Class A		Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Total

Balance as of March 31, 2023	167,972	$—	9,384,833	$1	$118,159	$(356)	$(68,043)	$49,761

Shares issued for:

Stock options exercised	—	—	12,500	—	13	—	—	13

Vesting of restricted share units	—	—	34,747	—	—	—	—	—

Reverse stock split fractional adjustment	—	—	33,414	—	—	—	—	—

Stock compensation	—	—	—	—	524	—	—	524

Foreign currency translation	—	—	—	—	—	1,722	—	1,722

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	(811)	(811)

Balance as of June 30, 2023	167,972	$—	9,465,494	$1	$118,379	$1,366	$(68,854)	$50,892

Balance as of December 31, 2022	167,972	$—	9,339,587	$1	$117,849	$(914)	$(65,043)	$51,893

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	(76)	(76)

Balance as of December 31, 2022 - as adjusted	167,972	—	9,339,587	1	117,849	(914)	(65,119)	51,817

Shares issued for:

Stock options exercised	—	—	12,500	—	13	—	—	13

Vesting of restricted share units	—	—	79,993	—	—	—	—	—

Reverse stock split fractional adjustment	—	—	33,414	—	—	—	—	—

Stock compensation	—	—	—	—	1,152	—	—	1,152

Foreign currency translation	—	—	—	—	—	2,280	—	2,280

Fixed dividends Preferred Series B	—	—	—	—	(635)	—	—	(635)

Net loss	—	—	—	—	—	—	(3,735)	(3,735)

Balance as of June 30, 2023	167,972	$—	9,465,494	$1	$118,379	$1,366	$(68,854)	$50,892

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2022, as adjusted

(Unaudited)

(in thousands, except share amounts)

						Accumulated
	Series A		Class A		Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total

Balance as of March 31, 2022	167,972	$—	8,190,305	$1	$111,721	$1,956	$(66,156)	$47,522

Shares issued for:

Stock options exercised	—	—	17,574	—	25	—	—	25

Conversion of restricted shares	—	—	68,086	—	—	—	—	—

Stock compensation	—	—	—	—	929	—	—	929

Foreign currency translation	—	—	—	—	—	(4,637)	—	(4,637)

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net income	—	—	—	—	—	—	26	26

Balance as of June 30, 2022	167,972	$—	8,275,965	$1	$112,358	$(2,681)	$(66,130)	$43,548

Balance as of December 31, 2021	167,972	$—	7,977,738	$—	$110,873	$3,728	$(61,300)	$53,301

Shares issued for:

Stock options exercised	—	—	24,605	—	58	—	—	58

Debt issuance costs	—	—	66,021	—	—	—	—	—

Conversion of restricted shares	—	—	207,601	1	—	—	(1)	—

Stock compensation	—	—	—	—	2,062	—	—	2,062

Foreign currency translation	—	—	—	—	—	(6,409)	—	(6,409)

Fixed dividends Preferred Series B	—	—	—	—	(635)	—	—	(635)

Net loss	—	—	—	—	—	—	(4,829)	(4,829)

Balance as of June 30, 2022	167,972	$—	8,275,965	$1	$112,358	$(2,681)	$(66,130)	$43,548

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2023 and 2022

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,735)	$(4,829)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount and issuance cost	931	1,097
Bad debt expense	(126)	8
Gain on settlement of liabilities	—	(856)
Changes in deferred tax assets and liabilities	906	(719)
Change in allowance for sales returns and volume rebates	1,062	191
Change in inventory reserve	1,222	749
Change in fair value of derivative liabilities	40	(1,650)
Stock compensation expense	1,152	2,062
Depreciation and amortization	4,561	4,587
Change in right of use assets and lease liabilities	172	(98)
Changes in operating assets and liabilities:
Accounts receivable – trade	(6,953)	(13,839)
Inventories	20,076	2,010
Prepaid expenses and other assets	(2,842)	(1,149)
Accounts payable and accrued expenses	(16,202)	2,969
Other liabilities	459	9
Deferred revenues	(713)	2,582
Net cash provided by (used in) operating activities	$10	$(6,876)

Cash flows from investing activities:
Purchases of furniture and fixtures, net	(100)	(659)
Net cash used in investing activities	$(100)	$(659)

Cash flows from financing activities:
Proceeds from short-term debt	3,000	—
Proceeds from long-term debt	—	2,500
Principal payments on debt	(1,378)	(1,305)
Payments of fixed dividends to Series B Preferred stockholders	(635)	(631)
Proceeds from the exercise of options and warrants	13	57
Net cash provided by financing activities	$1,000	$621

Effect of foreign currency exchange rates	87	596

Net increase (decrease) in cash and cash equivalents	997	(6,318)

Cash and cash equivalents, beginning of the period	14,591	17,938

Cash and cash equivalents, end of the period	$15,588	$11,620

Supplemental cash flow disclosures:

Cash paid for income taxes	$892	$215
Cash paid for interest	$4,050	$3,731

Non-cash investing and financing transactions:
Addition of right of use assets	$43	$—

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

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim unaudited condensed consolidated financial information and interim financial reporting guidelines and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete condensed consolidated financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2022 and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”). Certain information and note disclosures normally included in consolidated financial statements have been condensed. The December 31, 2022 balance sheet included herein was derived from the Company’s audited consolidated financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Effective January 1, 2023, the Company’s internal reporting structure used by the chief operating decision maker (or CODM) changed resulting in changes to the Company’s segment reporting to align such reporting with the geographic markets in which the Company operates, as further discussed below and in Note 16 - Segments. Corresponding prior period amounts have been restated to conform to current period classification.

ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the consolidated financial statements for 2022 contained in the 2022 Annual Report filed with the SEC on March 17, 2023, describes the significant accounting policies that the Company used in preparing its condensed consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to revenue, reserves, and allowances. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

REVERSE STOCK SPLIT

On June 14, 2023, the Company effected a reverse stock split of the Company’s Class A common stock whereby each eight shares of the Company’s authorized and outstanding Class A common stock was replaced with one share of common stock. The par value of the common stock was not adjusted. Following the reverse split, the authorized shares for Class A common stock was adjusted to 18,750,000, the authorized shares for Class B common stock remained at 50,000,000 shares, and preferred shares remained unchanged at 50,000,000. All Class A common share and per share amounts for all periods presented in the condensed consolidated financial statements and the notes to the consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in aggregate par value of Class A common stock to additional paid-in capital on the condensed consolidated balance sheets of approximately $6 thousand. The quantity of Class A common stock equivalents and the conversion and exercise ratios were adjusted for the effect of the reverse stock split for warrants, stock-based compensation arrangements, and the conversion features on preferred shares. All of the agreements include existing conversion language in the event of a stock split and thus did not result in modification accounting or additional incremental expense as a result of this transaction. The Company issued 33,414 shares of Class A common stock to adjust fractional shares following the reverse stock split to the nearest whole share. There are presently no shares of Class B common stock outstanding and none were outstanding as of June 30, 2023.

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2023
Derivative liabilities - warrant instruments	—	—	$512	$512

	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2022
Derivative liabilities - warrant instruments	—	—	$472	$472

The following tables reconcile the beginning and ending balances of the warrant instruments within Level 3 of the fair value hierarchy:

(in thousands)
Balance, March 31, 2023	$696
Change in fair value of derivative liabilities	(184)
Balance, June 30, 2023	$512

(in thousands)
Balance, December 31, 2022	$472
Change in fair value of derivative liabilities	40
Balance, June 30, 2023	$512

(in thousands)
Balance, March 31, 2022	$3,074
Change in fair value of derivative liabilities	(1,660)
Balance, June 30, 2022	$1,414

(in thousands)
Balance, December 31, 2021	$3,064
Change in fair value of derivative liabilities	(1,650)
Balance, June 30, 2022	$1,414

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

For the three and six months ended June 30, 2023, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 0.4 million shares from options to purchase common shares, 0.2 million of unvested restricted shares and 1.4 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 2.2 million shares from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive. For the three and six months ended June 30, 2022, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 0.5 million shares from options to purchase common shares, 0.4 million of unvested restricted shares and 0.4 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 2.2 million shares from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive.

REVENUE RECOGNITION

The Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and the title, and the significant risks and rewards of ownership of the products or services, have been transferred to its customers. Product revenue is derived from the sale of interactive devices and related software and accessories to distributors, resellers and end users. Service revenue is derived from hardware maintenance services, product installation, training, software maintenance and subscription services.

Nature of Products and Services and Related Contractual Provisions

The Company’s sales of interactive devices, including panels, whiteboards, and other interactive devices generally include hardware maintenance services, a license to use software, and the provision of related software maintenance. In most cases, interactive devices are sold with hardware maintenance services with terms of approximately 30-60 months. Software maintenance includes technical support, product updates performed on a when and if available basis, and error correction services. At times, non-interactive projectors are also sold with hardware maintenance services with terms of approximately 60 months. The Company also licenses software independently of its interactive devices, in which case it is bundled with software maintenance, and in some cases, subscription services that include access to on-line content and cloud-based applications. The Company’s software subscription services provide access to content and software applications on an as needed basis over the Internet, but do not provide the right to take delivery of the software applications.

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

Contract Balances

The timing of invoicing to customers often differs from the timing of revenue recognition and these timing differences can result in receivables, contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. Fees for the Company’s product and most service contracts are fixed, except as adjusted for rebate programs when applicable, and are generally due within 30-60 days of contract execution. Fees for installation, training and professional development services are fixed and generally become due as the services are performed. The Company has an established history of collecting under the terms of its contracts without providing refunds or concessions to its customers. The Company’s contractual payment terms do not vary when products are bundled with services that are provided over multiple years. In these contracts where services are expected to be transferred on an ongoing basis for several years after the related payment, the Company has determined that the contracts generally do not include a significant financing component. The upfront invoicing terms are designed (1) to provide customers with a predictable way to purchase products and services where the payment is due in the same timeframe as when the products, which constitute the predominant portion of the contractual value, are transferred, and (2) to ensure that the customer continues to use the related services; so that the customer can receive the optimal benefit from the products during the course of such product’s lifetime. Additionally, the Company has elected the practical expedient to exclude any financing component from consideration for contracts where, at contract inception, the period between the transfer of services and the timing of the related payment is not expected to exceed one year.

The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying condensed consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying condensed consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company had no material contract assets as of June 30, 2023 or December 31, 2022. During the three months ended June 30, 2023 and June 30, 2022, respectively, the Company recognized $2.0 million and $1.8 million of revenue that was included in the deferred revenue as of December 31, 2022 and December 31, 2021, respectively.  During the six months ended June 30, 2023 and June 30, 2022, the Company recognized $4.1 million and $3.7 million of revenue that was included in the deferred revenue balance as of December 31, 2022 and December 31, 2021, respectively.

Variable Consideration

The Company’s otherwise fixed consideration may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly for “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering or otherwise determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method based on historical experience and are measured at each reporting date. There was no material revenue recognized in the three and six months ended June 30, 2023 related to changes in estimated variable consideration that existed at December 31, 2022.

Remaining Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of June 30, 2023 and December 31, 2022, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $23.9 million. The Company expects to recognize revenue on 34.4% of the remaining performance obligations during the next twelve months, 28.1% in the following twelve months, 21.2% in the twelve months ended June 30, 2026, 12.6% in the twelve months ended June 30, 2027, with the remaining 3.7% recognized thereafter.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2023	2022	2023	2022
Product revenues:
Hardware	$43,781	$56,569	$81,999	$103,863
Software	621	1,038	1,085	2,556
Service revenues:
Professional services	445	479	827	833
Maintenance and subscription services	2,205	1,542	4,331	2,979
	$47,052	$59,628	$88,242	$110,231

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

Certain sales commissions incurred by the Company are determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would be recognized over a period that is one year or less, the Company has elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Total deferred commissions, net of accumulated amortization, at June 30, 2023 and December 31, 2022 was $0.5 million.

Bill and Hold Arrangements

From time to time the Company enters custodial bill and hold arrangements with customers. Each arrangement is reviewed, and revenue is recognized only when the following criteria have been met: (1) the reason for the bill-and-hold arrangement is substantive, (2) the product is identified as the customer’s asset, (3) the product is ready for delivery to the customer, (4) there is a fixed schedule for delivery, and (5) the seller cannot use the product or direct the product to another customer. As of June 30, 2023, $0.1 million of revenue was previously recognized for goods that are expected to be delivered to a customer during the third quarter.

SEGMENT REPORTING

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.

Effective January 1, 2023, the Company changed its segment reporting to align with the geographic markets in which it operates, as further discussed in Note 16 - Segments. The Company previously managed the Company as one operating segment. Following the integration of recent acquisitions which further expanded the Company’s operations into Europe, Middle East and Africa (“EMEA”) and other international markets, the Company’s operations are now organized, managed and classified into three reportable segments – EMEA, North and Central America (the “Americas”) and all other geographic regions (“Rest of World”). Our EMEA segment consists of the operations of Sahara Holding Limited and its subsidiaries (the “Sahara Entities”). Our Americas segment consists primarily of Boxlight, Inc. and its subsidiaries and the Rest of World segment consists primarily of Boxlight Australia, PTY LTD ("Boxlight Australia”).

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (“CECL”). The new guidance applies to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance also applies to debt securities and other financial assets measured at fair value through other comprehensive income. Estimated credit losses under CECL consider relevant information about past events, current conditions and reasonable and supporting forecasts that affect the collectability of financial assets. The new guidance was effective January 1, 2023 and was applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of January 1, 2023. Prior period comparative information has not been recast and continues to be reported under the accounting guidance in effect for those periods. The Company recognized a cumulative-effect adjustment to reduce retained earnings by $76 thousand, net of taxes. The change in the allowance for credit losses was not significant during the three and six months ended June 30, 2023.

ACCOUNTING STANDARDS PENDING ADOPTION

There were various other accounting standards and interpretations issued recently, some of which although applicable, are not expected to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 2 – ACCOUNTS RECEIVABLE - TRADE

Accounts receivable consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	2023	2022

Accounts receivable – trade	$40,758	$33,198
Allowance for doubtful accounts	(286)	(414)
Allowance for sales returns and volume rebates	(2,837)	(1,775)
Accounts receivable - trade, net of allowances	$37,635	$31,009

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

Inventories consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	2023	2022

Finished goods	$37,961	$56,583
Spare parts	1,211	775
Reserve for inventory obsolescence	(1,776)	(531)
Advanced shipping costs	413	1,384
Inventories, net	$37,809	$58,211

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	2023	2022

Prepayments to vendors	$3,718	$4,131
Prepaid licenses and other	6,296	3,302
Prepaid expenses and other current assets	$10,014	$7,433

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

Intangible assets consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	Useful lives	2023	2022
INTANGIBLE ASSETS
Patents	4-10 years	$182	$182
Customer relationships	8-15 years	52,484	52,736
Technology	3-5 years	8,926	8,943
Domain	7 years	14	14
Non-compete	8-15 years	391	391
Tradenames	2-10 years	12,726	12,769
Intangible assets, at cost		74,723	75,035
Accumulated amortization		(24,854)	(22,456)
Intangible assets, net of accumulated amortization		$49,869	$52,579

For the three months ended June 30, 2023 and 2022, the Company recorded amortization expense of $2.2 million. For the six months ended June 30, 2023 and 2022, the Company recorded amortization expense of $4.3 million and $4.4 million, respectively. Changes to gross carrying amount of recognized intangible assets due to translation adjustments include approximately $0.3 million reduction as of June 30, 2023 and $3.1 million reduction as of December 31, 2022.

Goodwill

The Company determined that a triggering event had occurred as a result of the Company’s market capitalization that suggested one or more of the reporting units may have fallen below the carrying amounts. In addition, the Company’s change in reporting segments resulted in a change in the composition of the Company’s reporting units. As a result of these changes, the Company determined it has two reporting units for purposes of testing based upon entities that comprise the Americas and EMEA reporting segments. For purposes of impairment testing, the Company allocated goodwill to the reporting units based upon a relative fair value allocation approach and has assigned approximately $22.5 million and $2.9 million of goodwill to the America and EMEA reporting units, respectively. However, the allocation used for purposes of segment information disclosures in Note 16 differs from these values used for impairment testing as the information used by the Chief Operating Decision Maker does not assign goodwill in the same manner.

As of June 30, 2023, the Company performed an interim goodwill impairment test as a result of the triggering events identified. In analyzing goodwill for potential impairment in the quantitative impairment test, the Company used a combination of the income and market approaches to estimate the fair value. Under the income approach, the Company calculated the fair value based on estimated future discounted cash flows. The assumptions used are based on what the Company believes a hypothetical marketplace participant would use in estimating fair value and include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. Under the market approach, the Company estimated the fair value based on market multiples of revenue or earnings before interest, income taxes, depreciation, and amortization for benchmark companies. If the fair value exceeds carrying value, then no further testing is required. However, if the fair value were to be less than carrying value, the Company would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the goodwill exceeded its implied value.

Based on the results of the quantitative interim impairment test, the Company concluded that the reporting unit’s goodwill was not impaired as of June 30, 2023.

NOTE 6 – LEASES

The Company has entered into various operating leases for certain offices, support locations and vehicles with terms extending through February 2028. Generally, these leases have initial lease terms of five years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at the Company’s sole discretion. The Company does not consider the exercise of any lease renewal options reasonably certain. In addition, certain of the Company’s lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of the Company’s lease agreements provide for periodic adjustments to rental payments for inflation. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At June 30, 2023, the Company had no leases classified as finance leases. The Company is currently not a lessor in any lease arrangement.

Operating lease expense was $536 thousand and $579 thousand for the three months ended June 30, 2023 and June 30, 2022, respectively and $1.1 million and $1.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Variable lease costs and short-term lease cost were not material for the three and six months ended June 30, 2023 and June 30, 2022. Cash paid for amounts included in the measurement of lease liabilities was $619 thousand and $684 thousand for the three months ended June 30, 2023 and June 30, 2022, respectively and $1.2 million and $1.1 million for the six months ended June 30, 2023 and June 30, 2022.

Future maturities of the Company's operating lease liabilities are summarized as follows (in thousands):

Fiscal year ended,

2023	$1,056
2024	1,358
2025	1,118
2026	751
2027	246
Thereafter	6
4,535
Less imputed interest	(798)
Total	$3,737

The following is supplemental lease information at June 30, 2023:

Weighted-average remaining lease term (years)	2.9
Weighted-average discount rate	15.5%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	2023	2022
Accounts payable	$15,144	$30,719
Accrued expense and other	5,964	5,847
Accounts payable and other liabilities	$21,108	$36,566

NOTE 8 – DEBT

The following is a summary of the Company’s debt as of June 30, 2023 and December 31, 2022 (in thousands):

	2023	2022
Debt – Third Parties
Paycheck Protection Program	$99	$127
Note payable - Whitehawk	51,556	49,906
Total debt	51,655	50,033
Less: Discount and issuance costs	4,479	5,410
Current portion of debt	3,807	845
Long-term debt	$43,369	$43,778
Total debt (net of discount and issuance costs)	$47,176	$44,623

Debt - Third Parties:

Whitehawk Finance LLC

In order to finance the acquisition of FrontRow Calypso LLC (“FrontRow”), which closed on December 31, 2021, the Company and substantially all of its direct and indirect subsidiaries, including Boxlight and FrontRow as guarantors, entered into a maximum $68.5 million term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral agent (“Whitehawk” or the “Collateral Agent”). The Company received an initial term loan of $58.5 million on December 31, 2021 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10 million that may be provided for additional working capital purposes under certain conditions (the “Delayed Draw”). The Initial Loan and Delayed Draw are collectively referred to as the “Term Loans.” The proceeds of the Initial Loan were used to finance the Company’s acquisition of FrontRow, pay off all indebtedness owed to the Company’s then existing lenders, Sallyport Commercial Finance, LLC and Lind Global Asset Management, LLC, pay related fees and transaction costs, and provide working capital. Of the Initial Loan, $8.5 million was subject to repayment on February 28, 2022, with quarterly principal payments of $625,000 and interest payments commencing March 31, 2022 and the $40.0 million remaining balance plus any Delayed Draw loans becoming due and payable in full on December 31, 2025. The Term Loans bear interest at the LIBOR rate plus 10.75%; provided that after March 31, 2022, if the Company’s Senior Leverage Ratio (as defined in the Credit Agreement) is less than 2.25, the interest rate would be reduced to LIBOR plus 10.25%. Such terms are subject to the Company maintaining a borrowing base in compliance with the Credit Agreement. In the event of non-compliance with the borrowing base, the Company would be subject to an increased interest rate as stated in the Credit Agreement.

On April 4, 2022, the Collateral Agent and Lender agreed to extend the terms of repayment of the $8.5 million originally due on February 28, 2022 until February 28, 2023. The principal elements of the April amendment included (a) an extension of time to repay $8.5 million of the principal amount of the term loan from February 28, 2022 to February 28, 2023, and (b) forbearance on $3.5 million in over advances until May 16, 2022 to allow the Company to come into compliance with the borrowing base requirements set forth in the Credit Agreement.  In such connection, the Loan Parties obtained credit insurance on certain key customers whose principal offices are located in the European Union and Australia as, without the credit insurance, their accounts owed to the Loan Parties had been deemed ineligible for inclusion in the borrowing base calculation primarily due to the perceived inability of the Collateral Agent to enforce security interests on such accounts. In addition, the Lender and Collateral Agent agreed to (i) reduce, through September 30, 2022, the minimum cash reserve requirement for the Loan Parties, (ii) reduce the interest rate by 50 basis points (to Libor plus+ 9.75%) after delivery of the Loan Parties’ September 30, 2023 financial statements, subject to the Loan Parties maintaining 1.75 EBITDA coverage ratio, and (iii) waive all prior Events of Default under the Credit Agreement.  Furthermore, the parties agreed that no prepayment premiums would be payable with respect to the first $5.0 million paid under the Term Loan, any payments made in relation to the $8.5 million due on or before February 28, 2023, any required amortization payments under the Credit Agreement and any mandatory prepayments by way of ECF or casualty events.

On June 21, 2022, the Company and substantially all of its direct and indirect subsidiaries (together with the Company, the “Loan Parties”), entered into a second amendment (the “Second Amendment”) to the four year term loan credit facility, originally entered into December 31, 2021 and as amended on April 4, 2022 (the “Credit Agreement”), with the Collateral Agent and Lender. The Second Amendment to the Credit Agreement was entered into for purposes of the Lender funding a $2.5 million delayed draw term loan and adjusting certain terms to the Credit Agreement, including adjusting the Applicable Margin (as defined in the Second Amendment) to 13.25% for  LIBOR Rate Loans and 12.25% for Reference Rate Loans, increasing the definition of change of control from 33% voting power to 40% voting power, requiring the Company to engage a financial advisor, and allowing additional time, until July 15, 2022, for the Company to come into compliance with certain borrowing base requirements set forth in the Second Amendment to the Credit Agreement, among other adjustments.  During the six months ended June 30, 2023, the Company repaid principal of $1.4 million and interest of $4.0 million to Whitehawk.

On April 24, 2023, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement, with Collateral Agent and the Lender. The Third Amendment was entered into for purposes of the Lender funding an additional $3.0 million delayed draw term loan (the “Additional Draw”). The Additional Draw was funded on April 24, 2023, must be repaid on or prior to September 29, 2023, is not subject to any prepayment penalties, and adjusts certain terms to the Credit Agreement, including adjusting the test period End dates and corresponding Senior Leverage Ratios (as defined in the Credit Amendment) and revising the minimum liquidity requirements that the Company must maintain compliance with pertaining to certain Borrowing Base Requirements, among other adjustments. The completion of the additional draw eliminates further delayed draws under the term loan agreement. As discussed in Note 17, on July 20, 2023, the Company paid the $3.0 million due under the terms of the Third Amendment.

On June 26, 2023, the Company entered into a fourth amendment (the “Fourth Amendment”) with the Collateral Agent and the Lender for the sole purpose of replacing LIBOR-based rates with a SOFR-based rate. Following the Fourth Amendment, the Company’s interest rate is calculated as the Daily Simple SOFR, subject to a floor of 1%, plus the SOFR Term Adjustment and Applicable Margin, as defined in the Credit Agreement, as amended. At such time, no other changes were made to the Credit Agreement.

Covenant Compliance and Liquidity Considerations

The Company's Credit Agreement requires compliance with certain monthly covenants, which include provisions regarding over advance limitations based upon a borrowing base. In the second quarter of 2023, as part of obtaining an appropriate waiver, the Company agreed to engage a financial advisor and to use commercial reasonable efforts to refinance the Credit Agreement with an alternative lender and repay the Credit Facility by September 30, 2023, or as soon thereafter as practical. The waiver did not amend the maturity date of the Credit Agreement. Upon repayment, the Company will be subject to a prepayment premium that is higher than the prepayment premium included in the original Credit Agreement, as defined in the waiver. At period end, considering the waivers obtained, the Company was in compliance with all such financial covenants of the Credit Agreement, as amended.

The Company has either implemented or initiated appropriate plans regarding refinancing procedures that are within management’s control to comply with the waiver requirements. The financial statements do not include any adjustments that might result from the outcome of the Company’s ability to refinance and repay the credit facility by September 30, 2023.

Issuance Cost and Warrants

In conjunction with its receipt of the Initial Loan, the Company issued to the Lender (i) 66,022 shares of Class A common stock (the “Shares”), which Shares were registered pursuant to its existing shelf registration statement and were delivered to the Lender in January 2022, (ii) a warrant to purchase 255,411 shares of Class A common stock (subject to increase to the extent that 3% of any Series B and Series C convertible preferred stock converted into Class A common stock), exercisable at $16.00 per share (the “Warrant”), which Warrant was subject to repricing on March 31, 2022 based on the arithmetic volume weighted average prices for the 30 trading days prior to September 30, 2022, in the event the Company’s  stock is then trading below $16.00 per share, (iii) a 3% fee of $1,800,000, and (iv) a $500,000 original issue discount. In addition, the Company agreed to register for resale the shares issuable upon exercise of the Warrant. The Company also incurred agency fees, legal fees, and other costs in connection with the execution of the Credit Agreement totaling approximately $1.7 million. Under the terms of the warrant issued to Whitehawk on December 31, 2021, the exercise price of the warrants would reprice if the stock price on March 31, 2022 was less than the original exercise price, at which time the number of warrants would also be increased proportionately, so that after such adjustment the aggregate exercise price payable for the increased number of warrant shares would be the same as the aggregate exercise price previously in effect. The warrants repriced on March 31, 2022 to $9.52 per share and the shares increased to 429,263.

On July 22, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited institutional investor. According to the terms of the Credit Agreement, as amended, the Purchase Agreement triggered a reduction of the exercise price of the warrants and a revaluation of the derivative liability. The Whitehawk warrants were repriced to $8.80 and shares increased to 464,385.

Paycheck Protection Program Loan

On May 22, 2020, the Company received loan proceeds of $1.1 million under the Paycheck Protection Program.  During 2021, the Company applied for forgiveness in the amount of $836 thousand. On March 2, 2022, we received a decision letter from the lender that the forgiveness application had been approved, leaving a remaining balance of $173 thousand to be paid. The Company received a payment schedule from our lender on May 5, 2022, extending the payoff date until May 2025. As of June 30, 2023, the amount remaining on the loan was less than $100 thousand.

NOTE 9 – DERIVATIVE LIABILITIES

The Company determined that certain warrants to purchase common stock do not satisfy the criteria for classification as equity instruments due to the existence of certain net cash and non-fixed settlement provisions that are not within the sole control of the Company. Conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. Such warrants are measured at fair value at each reporting date, and the changes in fair value are included in determining net income (loss) for the period. The Company used a Monte Carlo Simulation model to determine the fair value of the derivative liabilities as of June 30, 2023 and December 31, 2022.

June 30, 2023
Common stock issuable upon exercise of warrants	464,385
Market value of common stock on measurement date	$2.22
Exercise price	$8.80
Risk free interest rate (1)	4.31%
Expected life in years	3.5 years
Expected volatility (2)	104.0%
Expected dividend yields (3)	—%

December 31, 2022
Common stock issuable upon exercise of warrants	464,385
Market value of common stock on measurement date	$2.48
Exercise price	$8.80
Risk free interest rate (1)	4.02%
Expected life in years	4 years
Expected volatility (2)	83.6%
Expected dividend yields (3)	—%

(1)	The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)	The historical trading volatility was based on historical fluctuations in stock price for Boxlight and certain peer companies.
(3)	The Company does not expect to pay a dividend in the foreseeable future.

NOTE 10 – INCOME TAXES

Pretax (loss) income resulting from domestic and foreign operations is as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30	June 30,	June 30,	June 30,
	2023	2022	2023	2022
United States	$(205)	$510	$(3,720)	$(3,908)
Foreign	(351)	(443)	291	(966)
Total pretax book income	$(556)	$67	$(3,429)	$(4,874)

The Company recorded income tax expense of $255 thousand and $41 thousand for the three months ended June 30, 2023 and 2022, respectively, and income tax expense of $306 thousand and income tax benefit of $45 thousand for the six months ended June 30, 2023 and 2022, respectively. The year-to-date effective tax rate is 8.9% while the June 30, 2022 year-to-date effective rate was (0.9)%. The negative effective tax rate for 2023 is due to the Company paying income taxes in various jurisdictions while incurring a worldwide net loss.

The increase in tax expense year-over-year is largely due to the decrease in the estimated annual effective tax rate of the US legacy Boxlight entities for the three months ended June 30, 2023 as compared to the estimated annual effective tax rate of the US legacy Boxlight entities for the three months ended June 30, 2022.

The Company operates in the United States, United Kingdom and various other jurisdictions. Income taxes have been provided in accordance with ASC-740-270, based upon the tax laws and rates of the countries in which operations are conducted.

The legacy Boxlight entities are in a net deferred tax asset position in the United States, the United Kingdom and other jurisdictions, primarily driven by net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. For example, in the United States, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because U.S. tax laws limit the time during which the net operating losses generated prior to 2018 may be applied against future taxes, if the Company fails to generate U.S. taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on its net deferred tax asset as of June 30, 2023 and December 31, 2022.

The Sahara entities have recorded a net deferred tax liability, which is primarily driven by the net deferred tax liability on the intangibles for which the Sahara entities do not have tax basis. This includes the deferred tax liability recorded during 2021 for the acquisition of Interactive Concepts. The Company does not qualify for any consolidated filing positions in any of these countries, so there is no ability to net the deferred tax liabilities of the Sahara companies against the deferred tax assets of the legacy Boxlight companies.

The tax years from 2009 to 2023 remain open to examination in the U.S. federal jurisdiction and in most U.S. state jurisdictions.  The tax years from 2020 to 2023 remain open to examination in the U.K.  Statutes of limitations vary in other immaterial jurisdictions.

On August 16, 2022, the president signed the Inflation Reduction Act (IRA) into law. The IRA enacted a 15% corporate minimum tax effective in 2024, a 1% tax on share repurchases after December 31, 2022, and created and extended certain tax-related energy incentives. We currently do not expect the tax-related provisions of the IRA to have a material effect on our financial results.

NOTE 11 – EQUITY

Preferred Shares

The Company’s articles of incorporation, as amended, provide that the Company is authorized to issue 50,000,000 shares of preferred stock, with such preferred stock consisting of: (1) 250,000 shares of non-voting Series A preferred stock, with a par value of $0.0001 per share; (2) 1,586,620 shares of voting Series B preferred stock, with a par value of $0.0001 per share; (3) 1,320,850 shares of voting Series C preferred stock, with a par value of $0.0001 per share; and (4) 48,280,000 shares of “blank check” preferred stock to be designated by the Company’s board of directors. Each authorized series of preferred stock is described below.

Issuance of Preferred Shares

Series A Preferred Stock

At the time of the Company’s initial public offering, the Company issued 250,000 shares of the Company’s non-voting convertible Series A preferred stock to Vert Capital for the acquisition of Genesis. All of the Series A preferred stock was convertible into 49,801 shares of Class A common stock, at the discretion of the Series A stockholder. On August 5, 2019, a total of 82,028 shares of Series A preferred stock were converted into a total of 16,341 shares of Class A common stock. As of June 30, 2023, a total of 167,972 shares of Series A preferred stock remained outstanding which can be converted into 33,461 shares of Class A common stock, at the discretion of the Series A stockholder.

Series B Preferred Stock and Series C Preferred Stock

On September 25, 2020, in connection with the acquisition of Sahara Holding Limited ("Sahara”), the Company issued 1,586,620 shares of Series B preferred stock and 1,320,850 shares of Series C preferred stock. The Series B preferred stock has a stated and liquidation value of $10.00 per share and pays a dividend out of the earnings and profits of the Company at the rate of 8% per annum, payable quarterly. The Series B preferred stock is convertible into the Company’s Class A common stock at a conversion price of $13.28 per share which was the closing price of the Company’s Class A common stock on the Nasdaq Stock Market on September 25, 2020 (the “Conversion Price”). Such conversion may occur either (i) at the option of the holder at any time after January 1, 2024, or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price). The Series C preferred stock has a stated and liquidation value of $10.00 per share and is convertible into the Company’s Class A common stock at the Conversion Price either (i) at the option of the holder at any time after January 1, 2026, or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price).

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

As the redemption features in the Series B preferred stock and Series C preferred stock are not solely within the control of the Company, the Company has classified the Series B preferred stock and Series C preferred stock as mezzanine or temporary equity in the Company’s condensed consolidated balance sheet. As of June 30, 2023, a total of 1,586,620 and 1,320,850 shares of Series B and C preferred stock remained outstanding, respectively.

Common Stock

The Company’s authorized common stock consists of 1) 18,750,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock would automatically convert into shares of Class A common stock. As of June 30, 2023 and December 31, 2022, the Company had 9,465,494 and 9,339,587 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at June 30, 2023 or December 31, 2022.

Issuance of Common Stock

Securities Purchase Agreement

On July 22, 2022, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited institutional investor (the “Investor”) pursuant to which the Company agreed to issue and sell, in a registered direct offering directly to the Investor, (i) 875,000 shares of the Company’s Class A common stock, par value of $0.0001 per share, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 44,118 shares of common stock at an exercise price of $0.0008 per share, which Pre-Funded Warrants were issued in lieu of shares of common stock to ensure that the Investor did not exceed certain beneficial ownership limitations, and (iii) warrants to purchase an aggregate of 919,118 shares of common stock at an exercise price of $5.44 per share (the “Warrants,” and collectively with the Pre-Funded Warrants and the Shares, the “Securities”). The Securities were sold at a price of $5.44 per share for total gross proceeds to the Company of $5.0 million (the “Offering”), before deducting estimated offering expenses, and excluding the exercise of any Warrants or Pre-Funded Warrants. The Pre-Funded Warrants were exercisable immediately and the Warrants were exercisable six months after the date of issuance and will expire five and a half years from the date of issuance. As such, the net proceeds to the Company from the Offering, after deducting placement agent’s fees and estimated expenses payable by the Company and excluding the exercise of any Warrants or Pre-Funded Warrants, was $4.6 million of which the proceeds net of issuance costs were allocated based on the relative fair values of the instruments, warrants and prefunded warrants; with $2.4 million allocated to common stock, $2.2 million allocated to warrants and $118 thousand allocated to the pre-funded warrants.

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

The Company evaluated whether the Warrants, Pre-Funded Warrants and/or Shares were within the scope of ASC 480 which discusses the accounting for instruments with characteristics of both liabilities and equity. The guidance in ASC 480, and the resulting liability classification, is applicable to such instruments when certain criteria are met. Based on its analysis, the Company concluded that the Warrants, Pre-Funded Warrants and Shares did not meet any of the criteria to be subject to liability classification under ASC 480 and are therefore classified as equity.

Warrants

The Company had equity warrants outstanding of 920,993 and 920,680 at June 30, 2023 and December 31, 2022, respectively.

Credit Facility

In conjunction with its receipt of the Whitehawk loan, the Company issued to Whitehawk 66,022 shares of Class A common stock, which were registered pursuant to the Company’s existing shelf registration statement and were delivered to Whitehawk in January 2022.

Repurchase Plan

On February 14, 2023, the Board of Directors of Boxlight Corporation approved the Company’s establishment of a share repurchase program (the “Repurchase Program”) authorizing the Company to purchase up to $15.0 million of the Company’s Class A common stock. Pursuant to the Repurchase Program, the Company may, from time to time, repurchase its Class A common stock in the open market, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions. The timing and total amount of any repurchases made under the Repurchase Program will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on January 26, 2027, may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of Class A common stock. As of June 30, 2023, the Company has not utilized the Repurchase Program.

NOTE 12 – STOCK COMPENSATION

The Company has issued grants under two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which  a total of 798,805 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 625,000 shares of the Company’s Class A common stock have been approved for issuance. Upon approval of the 2021 Plan in June 2021, any shares remaining available for issuance under the 2014 Plan were cancelled, and all future grants were issued under the 2021 Plan. The 2021 Plan allows for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights or otherwise, to the Company’s officers, directors, employees and consultants. Prior to the second quarter of 2023, the Company had issued 774,904 shares under the 2021 Plan such that the Company was over the authorized share number. During the three months ended June 30, 2023, the Company cancelled 384,340 shares of previously issued awards such that the Company is under the authorized number of share awards. The fair value of shares previously issued in excess of the approved shares under the 2021 Plan of approximately $13 thousand was reclassed from liability to equity as of June 30, 2023.

Stock Options

Under the Company’s stock option program, pursuant to the 2014 Plan and 2021 Plan, employees may be eligible to receive  awards that provides the opportunity in the future to purchase the Company’s shares at the market price of the stock on the date the award is granted (the strike price). Following the issuance, such options become exercisable over a range of immediately vested to four-year vesting periods and expire five years from the grant date, unless stated differently in the option agreements, if they are not exercised. Stock options have no financial statement effect on the date they are granted but rather are reflected over time through compensation expense. We record compensation expense based on the estimated fair value of the awards which is amortized as compensation expense on a straight-line basis over the vesting period. Accordingly, total expense related to the award is reduced by the fair value of options that are forfeited by employees that leave the Company prior to vesting.

The following is a summary of the option activities during the six months ended June 30, 2023:

Number of
Units
Outstanding, December 31, 2022	489,485
Granted	364,299
Exercised	(12,500)
Cancelled	(432,220)
Outstanding, June 30, 2023	409,064
Exercisable, June 30, 2023	305,982

During the six months ended June 30, 2023, the Company granted 364,299 options of which 322,040 were subsequently cancelled and 42,259 vested during the period. The Company estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. The Company used the following inputs to value options issued during the six months ended June 30, 2023: market value on measurement date, $1.68 to $2.24; exercise price of $2.48 to $3.20; risk free interest rate, 4.19% to 4.22%; expected term, 3 years to 4 years; expected volatility, ranged from 111.45% to 111.74% and expected dividend yield of 0%.

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

The following is a summary of the RSU activities during the six months ended June 30, 2023:

Number of Units
Outstanding, December 31, 2022	303,879
Granted	72,348
Vested	(79,993)
Forfeited	(72,044)
Outstanding, June 30, 2023	224,190

During the six months ended June 30, 2023, the Company granted 72,348 RSUs of which 62,300 were subsequently cancelled and 10,048 vested during the period.

Stock Compensation Expense

For the three and six months ended June 30, 2023 and 2022, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options	$152	$440	$321	$555
Restricted stock units	359	489	830	1,506
Warrants	—	—	1	1
Total stock compensation expense	$511	$929	$1,152	$2,062

NOTE 13 – RELATED PARTY TRANSACTIONS

Management Agreement

On November 1, 2022, the Company entered into a consulting agreement with Mark Elliott, former CEO of Boxlight and a current member of the Board of Directors. Under the terms of the agreement, Mr. Elliott is to provide sales, marketing, management and related consulting services to assist the Company in sourcing and entering into agreements with one or more customers to provide products and services for specified school districts. The Company will pay Mr. Elliott a fixed payment of $4 thousand per month and commissions equal to 15% of gross profit derived by the Company based on total purchase order revenue. The agreement, unless renewed or extended, will expire on December 31, 2023. For the six months ended June 30, 2023, the Company paid $36 thousand under the agreement.

On January 31, 2018, the Company entered into a management agreement (the “Management Agreement”) with an entity owned and controlled by our Chief Executive Officer and Chairman, Michael Pope. The Management Agreement is separate and apart from Mr. Pope’s employment agreement with the Company. The Management Agreement will become effective as of the first day of the same month that Mr. Pope’s employment with the Company terminates. Thereafter, and for a term of 13 months, Mr. Pope will provide consulting services to the Company including sourcing and analyzing strategic acquisitions, assisting with financing activities, and other services. As consideration for the services provided, the Company will pay Mr. Pope a management fee equal to 0.375% of the consolidated net revenues of the Company, payable in monthly installments, not to exceed $250,000 in any calendar year. At his option, Mr. Pope may defer payment until the end of each year and/or receive payment in the form of shares of Class A common stock of the Company.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Contingencies

The Company assesses its exposure related to legal matters and other items that arise in the regular course of its business. If the Company determines that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated is recorded. The Company has not identified any legal matters that could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Purchase Commitments

The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. As of June 30, 2023, the total amount of such open inventory purchase orders was $30.6 million.

NOTE 15 – CUSTOMER AND SUPPLIER CONCENTRATION

There was one customer that accounted for greater than 10% of the Company’s consolidated revenues for the six months ended June 30, 2023 and 2022. Details are as follows:

	Total revenues		Total revenues
	from the customer	Accounts	from the customer	Accounts
	as a percentage of	receivable from	as a percentage of	receivable from
	total revenues	the customer as of	total revenues	the customer as of
	for the six months ended	June 30,	for the six months ended	June 30,
	June 30,	2023	June 30,	2022
Customer	2023	(in thousands)	2022	(in thousands)
1	14.6%	$4,071	11.7%	$4,923

For the six months ended June 30, 2023, the Company’s purchases were concentrated primarily with one vendor. For the six months ended June 30, 2022, the Company’s purchases were concentrated primarily with two vendors. Details are as follows:

	Total purchases		Total purchases
	from the vendors		from the vendors
	as a percentage of	Accounts payable	as a percentage	Accounts payable
	total cost of	(prepayment) to	of total cost of	(prepayment) to
	revenues for	the vendors as of	revenues for	the vendors as of
	the six months ended	June 30,	the six months ended	June 30,
	June 30,	2023	June 30,	2022
Vendor	2023	(in thousands)	2022	(in thousands)
1	17.5%	$4,812	39.5%	$10,894
2	-%	$—	17.6%	$409

The Company believes there are other suppliers that could be substituted should the above cited vendor become unavailable or non-competitive.

NOTE 16 – SEGMENTS

Information about our Company’s operations by operating segment is shown in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue, net
Americas	$30,067	$27,681	$51,134	$47,757
EMEA	19,964	31,911	43,919	62,606
Rest of World	321	86	1,644	191
Eliminations and Adjustments (1)	(3,300)	(50)	(8,455)	(323)
Total Revenue, net	$47,052	$59,628	$88,242	$110,231
Income (Loss) from Operations
Americas	2,941	838	2,794	(2,089)
EMEA	(859)	35	(1,260)	(457)
Rest of World	(3)	5	405	13
Eliminations and Adjustments (1)	(3)	3	(43)	(40)
Total Income (Loss) from Operations	$2,076	$881	$1,896	$(2,573)
(1)	Eliminations and adjustments represent net sales between the Americas, EMEA and Rest of World segments. Sales between these segments are generally valued at market.

	June 30,	December 31,
	2023	2022
Identifiable Assets
Americas	$91,419	$88,451
EMEA	88,086	104,978
Rest of World	2,808	1,966
Total Identifiable Assets	$182,313	$195,395

NOTE 17 – SUBSEQUENT EVENTS

On July 20, 2023, the Company paid $3.0 million on its Credit Agreement with Whitehawk. The payment was for amounts borrowed under the Third Amendment to the Credit Agreement that were required to be repaid by September 29, 2023. There were no pre-payment penalties or premiums included with this payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (“MD&A”) should be read in conjunction with the financial statements and the related notes thereto included elsewhere herein. The MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this report. The actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

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

Effective January 1, 2023, we changed our segment reporting to align with the geographic markets in which we operate. Our operations are now organized, managed, and classified into three reportable segments – Europe, Middle East, and Africa (“EMEA”), North and Central America (“Americas”), and all other geographic regions (“Rest of World”). Our EMEA segment consists of the operations of Sahara Holding Limited and its subsidiaries. Our Americas segment consists primarily of Boxlight, Inc. and its subsidiaries, and the Rest of World segment consists primarily of Boxlight Australia, PTY LTD (“Boxlight Australia”).

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

Acquisition Strategy and Challenges

The Company has completed multiple acquisitions from 2015 through 2021 and may target additional acquisition opportunities in the future. The Company’s growth strategy includes acquiring assets and technologies of companies that have products, technologies, industry specializations or geographic coverage that extend or complement our existing business. The process to undertake a potential acquisition is time-consuming and costly. In the event we pursue additional acquisitions, we expect to expend significant resources to undertake business, financial and legal due diligence on our potential acquisition targets, and there is no guarantee that we will complete any acquisition that we pursue.

We believe we can achieve significant cost-savings by merging the operations of the companies we acquire and after their acquisition, leverage the opportunity to reduce costs through the following methods:

●	Staff reductions – consolidating resources, such as accounting, marketing and human resources;
●	Economies of scale – improved purchasing power with a greater ability to negotiate prices with suppliers; and
●	Improved market reach and industry visibility – increasing our customer base and entry into new markets.

Components of our Results of Operations and Financial Condition

Revenues are comprised of hardware products, software services, and professional development revenues less sales discounts.

●	Product revenue. Product revenue is derived from the sale of our hardware (interactive projectors), flat panels, peripherals, and accessories, along with other third-party products, directly to our customers, as well as through our network of domestic and international distributors.
●	Professional development revenue. We receive revenue from providing professional development services through third parties and our network of distributors.

Cost of revenues

Our cost of revenues is comprised of the following:

●	costs to purchase components and finished goods directly;
●	third-party logistics costs;
●	inbound and outbound freight costs, and customs and duties charges;
●	costs associated with the repair of products under warranty;

●	write-downs of inventory carrying value to adjust for excess and obsolete inventory and periodic physical inventory counts; and
●	cost of professionals to deliver professional development training related to the use of our products.

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

Income tax (expense) benefit

We are subject to income taxes in the jurisdictions in which we do business, including the United States, United Kingdom, Mexico, Sweden, Finland, Holland and Germany. The United Kingdom, Mexico, Sweden, Finland, Holland and Germany have a statutory tax rate different from that of the United States. Additionally, certain jurisdictions of the Company’s international earnings are also taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Operating Results – Boxlight Corporation

For the three-month periods ended June 30, 2023 and 2022

Revenues. Total revenues for the three months ended June 30, 2023 were $47.1 million as compared to $59.6 million for the three months ended June 30, 2022, resulting in a 21.1% decrease. The decrease in revenues was primarily due to lower sales volume across all markets.

Cost of Revenues. Cost of revenues for the three months ended June 30, 2023 were $29.2 million as compared to $42.8 million for the three months ended June 30, 2022, resulting in a 31.7% decrease. The decrease in cost of revenues was attributable to the decrease in units sold, along with lower manufacturing and shipping costs in the second quarter of 2023 compared to the prior year’s second quarter.

Gross Profit. Gross profit for the three months ended June 30, 2023 was $17.8 million as compared to $16.8 million for the three months ended June 30, 2022, an increase of 5.9%. The gross profit margin was 37.9% for the three months ended June 30, 2023 and 28.2% for the three months ending June 30, 2022. The increase in gross profit is primarily related to the decrease in manufacturing and shipping costs noted above.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2023 were $15.2 million and 32.4% of revenue as compared to $15.3 million and 25.7% of revenue for the three months ended June 30, 2022. The decrease can be attributed primarily to a decrease in stock compensation expense.

Research and Development Expenses. Research and development expenses were $525 thousand and $649 thousand for the three months ended June 30, 2023 and 2022, respectively, and represented 1.1% of revenue for each period.

Other Income (Expense). Other expense, net for the three months ended June 30, 2023 was $2.6 million as compared to $814 thousand for the three months ended June 30, 2022, representing an increase of $1.8 million. The increase was primarily due to a $1.5 million change in the fair value of derivative liabilities and a $0.3 million increase in interest expense.

Income Tax (Expense) Benefit. Income tax expense for the three months ended June 30, 2023 was $255 thousand, as compared to $41 thousand for the three months ended June 30, 2022. The increase in tax expense year-over-year is largely due to foreign pretax book income for the three months ended June 30, 2023 as compared to foreign pretax loss for the three months ended June 30, 2022.

Net Loss. Net loss was $811 thousand for the three months ended June 30, 2023. Net income was $26 thousand for the three months ended June 30, 2022 and was a result of the changes noted above.

For the six-month periods ended June 30, 2023 and 2022

Revenues. Total revenues for the six months ended June 30, 2023 were $88.2 million as compared to $110.2 million for the six months ended June 30, 2022, resulting in a 19.9% decrease. The decrease in revenues was primarily due to lower sales volume across all markets and a decrease in foreign exchange rates during the first half of 2023 compared to the first half of 2022.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2023 were $55.3 million as compared to $80.8 million for the six months ended June 30, 2022, resulting in a 31.6% decrease. The decrease in cost of revenues was attributable to the decrease in units sold, along with lower manufacturing and shipping costs in the first half of 2023 compared to the first half of the prior year.

Gross Profit. Gross profit for the six months ended June 30, 2023 was $33.0 million as compared to $29.5 million for the six months ended June 30, 2022, an increase of 12.0%. The gross profit margin was 37.4% for the six months ended June 30, 2023 and 26.7% for the six months ended June 30, 2022. The increase in gross profit is primarily related to the decrease in manufacturing and shipping costs noted above.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2023 were $30.0 million, representing 33.9% of revenue as compared to $30.8 million representing 27.9% of revenue for the six months ended June 30, 2022. The decrease in general and administrative expenses for the period ended June 30, 2023 can be attributed primarily to a decrease in stock compensation expense.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2023 were $1.1 million and $1.3 million and represented 1.3% and 1.1% of revenue for the six months ended June 30, 2023 and 2022, respectively.

Other Income (Expense). Other expense, net for the six months ended June 30, 2023 was $5.3 million as compared to $2.3 million for the six months ended June 30, 2022, representing an increase of $3.0 million. The increase was primarily due to a $1.7 million change in the fair value of derivative liabilities, $0.9 million recognized upon the settlement of certain debt obligations during the six months ended June 30, 2022, and a $0.5 million increase in interest expense.

Income Tax (Expense) Benefit. Income tax expense for the six months ended June 30, 2023 was $306 thousand, as compared to $45 thousand in income tax benefit for the six months ended June 30, 2022. The increase in tax expense year-over-year is largely due to foreign pretax book income for the six months ended June 30, 2023 as compared to foreign pretax loss for the six months ended June 30, 2022.

Net Loss. Net loss was $3.7 million and $4.8 million for the six months ended June 30, 2023 and 2022 respectively and was a result of the changes noted above.

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

The following table contains reconciliations of net income and losses to EBITDA and adjusted EBITDA for the periods presented:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2023	2022	2023	2022
Net Income (loss)	$(811)	$26	$(3,735)	$(4,829)
Depreciation and amortization	2,298	2,266	4,561	4,587
Interest expense	2,788	2,417	5,235	4,733
Income tax expense (benefit)	255	41	306	(45)
EBITDA	$4,530	$4,750	$6,367	$4,446
Stock compensation expense	511	929	1,152	2,062
Change in fair value of derivative liabilities	(184)	(1,660)	40	(1,650)
Purchase accounting impact of fair valuing inventory	80	589	223	1,206
Purchase accounting impact of fair valuing deferred revenue	472	589	942	1,238
Gain on settlement of debt	—	(3)	—	(856)
Adjusted EBITDA	$5,409	$5,194	$8,724	$6,446

Discussion of Effect of Seasonality on Financial Condition

Certain accounts in our financial statements are subject to seasonal fluctuations. As our business and revenues grow, we expect these seasonal trends to be reduced. The bulk of our products are shipped to our educational customers prior to the beginning of the school year, usually in July, August or September. To prepare for each school year, we generally build up inventories during the second quarter of the year. As a result, inventories tend to be at their highest levels at that point in time. In the first quarter of the year, inventories tend to decline significantly as products are delivered to customers. Thereafter, during the first quarter, we do not generally need to restock inventories at the same inventory levels. Accounts receivable balances tend to be at the highest levels in the third quarter, at which point we record the highest level of sales.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $15.6 million, a working capital balance of $64.8 million, and a current ratio of 2.79. On June 30, 2022 we had $11.6 million of cash and cash equivalents, a working capital balance of $53.8 million, and a current ratio of 1.99.

For the six months ended June 30, 2023 and 2022, we had net cash provided by and used in operating activities of $10 thousand and $6.9 million, respectively. Cash provided by operating activities increased year over year as a result of higher margins on our products leading to increased operating income. We had net cash used in investing activities of $100 thousand and $659 thousand for the six months ended June 30, 2023 and 2022, respectively. Cash used in investing activities is related to purchases of property and equipment. For the six months ended June 30, 2023 and 2022, we had net cash provided by financing activities of $1.0 million and $621 thousand, respectively. Cash provided by financing activities is primarily related to a $3.0 million under the Company’s Credit Facility, partially offset by $1.4 million in principal payments on our Credit Facility and $635 thousand in payments of fixed dividends to our Series B preferred shareholders.

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

In addition to the cash flows generated by our ongoing operating activities we financed our operations during 2023 and 2022 with our Credit Facility with Whitehawk. Prior to April 24, 2023 we maintained a delayed draw term loan of which we had $7.5 million available as of June 30, 2023. On April 24, 2023, we drew $3.0 million on our delayed draw term loan that will be used for working capital purposes. The completion of the additional draw eliminates further delayed draws under the term loan agreement. The $3.0 million is required to be repaid prior to September 29, 2023. The $3.0 million was repaid during the third quarter of 2023.

To the extent not previously converted into the Company’s Class A common stock, the outstanding shares of our Series B preferred stock are redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 upon, 30 days’ prior written notice to the Company, for a redemption price, payable in cash, equal to the sum of (a) ($10.00) multiplied by the number of shares of Series B preferred stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. We may be required to seek alternative financing arrangements or restructure the terms of the agreement with the Series B preferred shareholders on terms that are not favorable to us if cash and cash equivalents are not sufficient to fully redeem the Series B preferred shares. We are currently evaluating alternatives to refinance or restructure the Series B preferred shares including extending the maturity of the Series B preferred shares beyond the current optional conversion date.

Given the uncertainty surrounding global supply chains, global markets, and general global uncertainty as a result of the ongoing conflict between Russia and Ukraine and the continuing COVID-19 pandemic, the availability of debt and equity capital has been reduced and the cost of capital has increased. Furthermore, recent adverse developments affecting the financial services industry including events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions may lead to market-wide liquidity problems. This in turn could result in a reduction in our ability to access funding sources and credit arrangements in amounts adequate to finance our current and future business operations. Increasing our capital through equity issuance at this time could cause significant dilution to our existing stockholders. However, while there can be no guarantee we will be able to access capital when needed, we are confident that the Company will be able to manage through the current challenges in the equity and debt finance markets by managing payment terms with our customers and vendors.

Cash and cash equivalents, along with anticipated cash flows from operations, are expected to provide sufficient liquidity for working capital needs and debt service requirements.

Financing

See Note 8 – Debt for a discussion of our existing debt financing arrangements.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity and capital resources.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in the notes to the unaudited condensed consolidated financial statements and in Note 1 in the Company’s 2022 Annual Report, which was filed with the SEC on March 17, 2023. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:

1.	Revenue Recognition
2.	Goodwill and Intangible assets

As of June 30, 2023, we determined that a triggering event had occurred as a result of our market capitalization that suggested one or more of the reporting units may have fallen below the carrying amounts. In addition, changes in our reporting segments resulted in a change in the composition of our reporting units. As a result of these changes, we determined the Company had two reporting units for purposes of testing based upon entities that comprise the Americas and EMEA reporting segments. For purposes of impairment testing, we allocated goodwill to the reporting units based upon a relative fair value allocation approach and assigned approximately $22.5 million and $2.9 million of goodwill to the America and EMEA reporting units, respectively.

As of June 30, 2023, we performed an interim goodwill impairment test as a result of the triggering events identified. In analyzing goodwill for potential impairment in the quantitative impairment test, we used a combination of the income and market approaches to estimate the fair value. Under the income approach, we calculated the fair value based on estimated future discounted cash flows. The assumptions used are based on what we believe a hypothetical marketplace participant would use in estimating fair value and include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. Under the market approach, we estimated the fair value based on market multiples of revenue or earnings before interest, income taxes, depreciation, and amortization for benchmark companies. Based on the results of our interim test as of June 30, 2023, we concluded that the estimated fair value of each reporting unit exceeded the respective carrying value and, as such, we concluded that the goodwill assigned to each reporting unit, as of June 30, 2023, was not impaired. However, we concluded that as of June 30, 2023, our Americas reporting unit was at risk of failing step one of the goodwill impairment test.

As of June 30, 2023, we determined that our Americas reporting unit had an estimated fair value in excess of its respective carrying value of approximately 4%. The estimated fair value of our reporting units are closely aligned with the ultimate amount of revenue and operating income that it achieves over the projected period. Our discounted cash flows, for goodwill impairment testing purposes, assumed that, through fiscal year 2028, this reporting unit would achieve a compounded annual revenue growth rate of approximately 5.0% from its forecasted 2023 revenue. Beyond fiscal 2028, we assumed a long-term revenue growth rate of 3.0% in the terminal year. As of June 30, 2023, we utilized a WACC of 14.0% for the Americas reporting unit. Given expected growth projections from industry sources, we believe these modest long-term growth rates and the WACC are appropriate to use for our future cash flow assumptions. We also believe that it is possible that our actual revenue growth rates could be significantly higher due to a number of factors, including: (i) the availability of government funding allocated to the education sector as a result of the CARES Act and other recent economic relief stimulus packages; (ii) the growth of education technology products and services outside of flat-panel sales such as audio, STEM products and professional services; and (iii) the continued growth in sales to enterprise customers. Modest changes in other key assumptions used in our June 30, 2023 impairment analysis may result in the requirement to proceed to step two of the goodwill impairment test in future periods. If this reporting unit fails step one in the future, we would be required to perform step two of the goodwill impairment test. If we perform step two, up to $22.5 million of goodwill assigned to the Americas reporting unit could be written off in the period that the impairment is triggered.

During the second half of our fiscal 2023, because our goodwill impairment analysis is sensitive to the ultimate spending decisions by our customers, we will continue to monitor key assumptions and other factors utilized in our June 30, 2023 interim goodwill impairment analysis. It is possible that, during the remainder of fiscal year 2023, business conditions (both in the U.S. and internationally) could potentially deteriorate and our current or prospective customers could materially postpone, reduce or even forgo purchases of our products and services. Any impairment charges that we may take in the future could be material to our results of operations and financial condition.

3.	Stock-based Compensation Expense
4.	Derivative Warrant Liabilities
5.	Income Taxes

Recent Accounting Pronouncements

For information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations or cash flows, see Note 1 to our unaudited condensed consolidated financial statements.

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

Notwithstanding the existence of these material weaknesses, we believe that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in accordance with the GAAP, in all material respects, our financial condition, results of operations and cash flows for the periods presented in this report.

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

There were no changes made in the internal controls over financial reporting for the quarter ended June 30, 2023 that have materially affected our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

10.3*

Consent of Waiver of Borrowing Base Default, SOFR Amendment and amendment of Prepayment Premium dated June 15, 2023, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC.

10.4*	Fourth Amendment to the Credit Agreement, dated June 26, 2023, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXLIGHT CORPORATION

August 9, 2023	By:	/s/ Michael Pope
Michael Pope
Chief Executive Officer

August 9, 2023	By:	/s/ Greg Wiggins
Greg Wiggins
Chief Financial Officer (Principal Financial and Accounting Officer)