Form 10-Q
period 2023-09-30
Boxlight Corp
filed 2023-11-08
CIK 1624512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number 001-37564
BOXLIGHT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	36-4794936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock on November 6, 2023 was 9,610,634.

BOXLIGHT CORPORATION

		Page No.

	PART I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2023 and 2022	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	4

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months and nine months ended September 30, 2023 and 2022	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	39

Item 4.	Controls and Procedures	39

	PART II. Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sale of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

	Signatures	43

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Boxlight Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended September 30, 2023 and 2022
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues, net	$49,667	$68,736	$137,909	$178,967
Cost of revenues	31,653	47,716	86,919	128,497
Gross profit	18,014	21,020	50,990	50,470

Operating expense:
General and administrative	15,408	13,952	45,366	44,714
Research and development	979	604	2,101	1,865
Impairment of goodwill	13,226	—	13,226	—
Total operating expense	29,613	14,556	60,693	46,579

(Loss) income from operations	(11,599)	6,464	(9,703)	3,891

Other (expense) income:
Interest expense, net	(2,987)	(2,598)	(8,222)	(7,330)
Other expense, net	(181)	(128)	(231)	(204)
Gain on settlement of liabilities, net	—	—	—	856
Change in fair value of derivative liabilities	90	(113)	50	1,537
Total other expense	(3,078)	(2,839)	(8,403)	(5,141)
(Loss) income before income taxes	$(14,677)	$3,625	$(18,106)	$(1,250)
Income tax expense	(3,073)	(520)	(3,379)	(475)
Net (loss) income	$(17,750)	$3,105	$(21,485)	$(1,725)
Fixed dividends - Series B Preferred	(317)	(317)	(952)	(952)
Net (loss) income attributable to common stockholders	$(18,067)	$2,788	$(22,437)	$(2,677)

Comprehensive loss:
Net (loss) income	$(17,750)	$3,105	$(21,485)	$(1,725)
Other comprehensive loss:
Foreign currency translation adjustment	(2,854)	(5,040)	(574)	(11,449)
Total comprehensive loss	$(20,604)	$(1,935)	$(22,059)	$(13,174)

Net (loss) income per common share – basic, as adjusted	$(1.90)	$0.31	$(2.39)	$(0.32)

Net (loss) income per common share - diluted, as adjusted	$(1.90)	$0.28	$(2.39)	$(0.32)

Weighted average number of common shares outstanding – basic, as adjusted	9,484	8,943	9,399	8,432

Weighted average number of common shares outstanding – diluted, as adjusted	9,484	11,197	9,399	8,432
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Balance Sheets
As of September 30, 2023 and December 31, 2022
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)	(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$18,415	$14,591
Accounts receivable – trade, net of allowances	40,421	31,009
Inventories, net of reserves	44,142	58,211
Prepaid expenses and other current assets	8,099	7,433
Total current assets	111,077	111,244

Property and equipment, net of accumulated depreciation	1,500	1,733
Operating lease right of use asset	8,428	4,350
Intangible assets, net of accumulated amortization	46,547	52,579
Goodwill	11,969	25,092
Other assets	851	397
Total assets	$180,372	$195,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$35,988	$36,566
Short-term debt	1,022	845
Operating lease liabilities, current	1,570	1,898
Deferred revenues, current	8,202	8,308
Derivative liabilities	422	472
Other short-term liabilities	2,441	386
Total current liabilities	49,645	48,475

Deferred revenues, non-current	15,531	15,603
Long-term debt	43,355	43,778
Deferred tax liabilities, net	5,584	4,680
Operating lease liabilities, non-current	7,106	2,457
Total liabilities	121,221	114,993

Commitments and contingencies (Note 14)
Mezzanine equity:
Preferred Series B, 1,586,620 shares issued and outstanding	16,146	16,146
Preferred Series C, 1,320,850 shares issued and outstanding	12,363	12,363
Total mezzanine equity	28,509	28,509

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 167,972 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 68,750,000 shares authorized; 9,605,360 and 9,339,587 Class A shares issued and outstanding, respectively	1	1
Additional paid-in capital	118,733	117,849
Accumulated deficit	(86,604)	(65,043)
Accumulated other comprehensive loss	(1,488)	(914)
Total stockholders’ equity	30,642	51,893

Total liabilities and stockholders’ equity	$180,372	$195,395
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended September 30, 2023
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of June 30, 2023	167,972	$—	9,465,494	$1	$118,379	$1,366	$(68,854)	$50,892

Shares issued for:

Vesting of restricted share units	—	—	139,866	—	—	—	—	—

Stock compensation	—	—	—	—	671	—	—	671

Foreign currency translation	—	—	—	—	—	(2,854)	—	(2,854)

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	(17,750)	(17,750)

Balance as of September 30, 2023	167,972	$—	9,605,360	$1	$118,733	$(1,488)	$(86,604)	$30,642

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the nine months ended September 30, 2023
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of December 31, 2022	167,972	$—	9,339,587	$1	$117,849	$(914)	$(65,043)	$51,893

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	(76)	(76)

Balance as of December 31, 2022 - as adjusted	167,972	—	9,339,587	1	117,849	(914)	(65,119)	51,817

Shares issued for:

Stock options exercised	—	—	12,500	—	13	—	—	13

Vesting of restricted share units	—	—	219,859	—	—	—	—	—

Reverse stock split fractional adjustment	—	—	33,414	—	—	—	—	—

Stock compensation	—	—	—	—	1,823	—	—	1,823

Foreign currency translation	—	—	—	—	—	(574)	—	(574)

Fixed dividends Preferred Series B	—	—	—	—	(952)	—	—	(952)

Net loss	—	—	—	—	—	—	(21,485)	(21,485)

Balance as of September 30, 2023	167,972	$—	9,605,360	$1	$118,733	$(1,488)	$(86,604)	$30,642
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended September 30, 2022, as adjusted
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of June 30, 2022	167,972	$—	8,275,965	$1	$112,358	$(2,681)	$(66,130)	$43,548

Shares issued for:

Shares issued for acquisition	—	—	28,847	—	150	—	—	150

Issuance of warrants and prefunded warrants	—	—	—	—	2,348	—		2,348

Warrants Exercised	—	—	44,118	—	—	—	—	—

Issuance of Stock, net	—	—	875,000	—	2,352	—	—	2,352

Vesting of restricted shares units	—	—	41,507	—	11	—	—	11

Stock compensation	—	—	—	—	603	—	—	603

Foreign currency translation	—	—	—	—	—	(5,040)	—	(5,040)

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net income	—	—	—	—	—	—	3,105	3,105

Balance as of September 30, 2022	167,972	$—	9,265,437	$1	$117,505	$(7,721)	$(63,025)	$46,760
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the nine months ended September 30, 2022, as adjusted
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of December 31, 2021	167,972	$—	7,977,738	$—	$110,873	$3,728	$(61,300)	$53,301

Shares issued for:

Stock options exercised	—	—	24,231	—	69	—	—	69

Shares issued for acquisition	—	—	28,847	—	150	—	—	150

Issuance of warrants and prefunded warrants	—	—	—	—	2,348	—	—	2,348

Debt issuance costs	—	—	66,021	—	—	—	—	—

Vesting of restricted share units	—	—	249,482	—	—	—	—	—

Stock compensation	—	—	—	—	2,665	—	—	2,665

Issuance of stock	—	—	875,000	1	2,352	—	—	2,353

Warrants exercised	—	—	44,118	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	(11,449)	—	(11,449)

Fixed dividends Preferred Series B	—	—	—	—	(952)	—	—	(952)

Net loss	—	—	—	—	—	—	(1,725)	(1,725)

Balance as of September 30, 2022	167,972	$—	9,265,437	$1	$117,505	$(7,721)	$(63,025)	$46,760
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2023 and 2022
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(21,485)	$(1,725)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt premium, discount and issuance cost	1,800	1,645
Bad debt expense	(197)	9
Gain on settlement of liabilities	—	(856)
Changes in deferred tax assets and liabilities	907	(654)
Change in allowance for sales returns and volume rebates	1,266	431
Change in inventory reserve	676	634
Change in fair value of derivative liabilities	(50)	(1,537)
Stock compensation expense	1,823	2,665
Depreciation and amortization	6,893	6,818
Impairment of goodwill	13,226	—
Change in right of use assets and lease liabilities	249	(20)
Changes in operating assets and liabilities:
Accounts receivable – trade	(10,344)	(26,240)
Inventories	13,788	(4,722)
Prepaid expenses and other assets	(602)	(41)
Other assets	(450)	(332)
Accounts payable and accrued expenses	(972)	21,592
Other liabilities	2,036	(1,737)
Deferred revenues	(322)	4,570
Net cash provided by operating activities	$8,242	$500

Cash flows from investing activities:
Asset acquisition	—	(100)
Purchases of furniture and fixtures, net	(226)	(960)
Net cash used in investing activities	$(226)	$(1,060)

Cash flows from financing activities:
Proceeds from short-term debt	3,000	—
Proceeds from long-term debt	—	2,500
Principal payments on short term debt	(3,000)	—
Principal payments on long term debt	(2,048)	(1,878)
Net proceeds from issuance of common stock and warrants, net of issuance costs	—	4,700
Payments of fixed dividends to Series B Preferred stockholders	(952)	(952)
Proceeds from the exercise of options and warrants	13	70
Net cash (used in) provided by financing activities	$(2,987)	$4,440

Effect of foreign currency exchange rates	(1,206)	134

Net increase in cash and cash equivalents	3,823	4,014

Cash and cash equivalents, beginning of the period	14,591	17,938

Cash and cash equivalents, end of the period	$18,414	$21,952

Supplemental cash flow disclosures:

Cash paid for income taxes	$2,650	$1,615
Cash paid for interest	$6,390	$7,346

Non-cash investing and financing transactions:
Addition of operating lease liabilities	$5,369	$—
Shares issued for asset acquisition	$—	$150
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
Boxlight Corporation, a Nevada Corporation (“Boxlight”), designs, produces and distributes interactive technology solutions for the education, corporate and government markets under its Clevertouch and Mimio brands. Boxlight’s solutions include interactive displays, collaboration software, supporting accessories, and professional services.
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
REVERSE STOCK SPLIT
On June 14, 2023, the Company effected a reverse stock split of the Company’s Class A common stock whereby each eight shares of the Company’s authorized and outstanding Class A common stock was converted into one share of common stock. The par value of the common stock was not adjusted. Following the reverse split, the authorized shares for Class A common stock was adjusted to 18,750,000, the authorized shares for Class B common stock remained at 50,000,000 shares, and the authorized share of preferred stock remained unchanged at 50,000,000 shares. All Class A common share and per share amounts for all periods presented in the condensed consolidated financial statements and the notes to the consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in aggregate par value of Class A common stock to additional paid-in capital on the condensed consolidated balance sheets of approximately $6 thousand. The quantity of Class A common stock equivalents and the conversion and exercise ratios were adjusted for the effect of the reverse stock split for warrants, stock-based compensation arrangements, and the conversion features on preferred shares. All of the agreements include existing conversion language in the event of a stock split and thus did not result in modification accounting or additional incremental expense as a result of this transaction. The Company issued 33,414 shares of Class A common stock to adjust fractional shares following the reverse stock split to the nearest whole share. There are presently no shares of Class B common stock outstanding and none were outstanding as of September 30, 2023.
GOING CONCERN

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.

At September 30, 2023 the Company was not in compliance with its Senior Leverage Ratio financial covenant under the credit agreement, originally dated December 31, 2021, as amended (the "Credit Agreement"), between the Company, its direct and indirect subsidiaries, and Whitehawk Finance LLC, as lender, and White Hawk Capital Partners, LP, as collateral agent. (The terms of the Credit Agreement and the amendments thereto are described in more detail in Note 8 below). The Company's non-compliance with the Credit Agreement was cured by the Company paying $4.3 million, inclusive of $0.3 million in prepayment penalties and accrued interest, in November 2023 which would have resulted in the Company being in compliance with the Senior Leverage Ratio at September 30, 2023. The Senior Leverage Ratio, as stated in the Third Amendment to the Credit Agreement, decreases to 2.50 at December 31, 2023, 2.00 at March 31, 2024 and June 30, 2024 and 1.75 thereafter. Because of the significant decreases in the required Senior Leverage Ratio that will occur over the next twelve months, the Company’s current forecast projects the Company may not be able to maintain compliance with this ratio. These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

In view of this matter, continuation as a going concern is dependent upon the Company’s ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio, or refinance its Credit Agreement with a different lender on more favorable terms. The Company is actively working to refinance its debt with new lenders on terms more favorable to the Company. While the Company is confident in its ability to refinance its existing debt, it does not have written or executed agreements as of the issuance of this Form 10-Q. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. The Company has a good working relationship with its current banking partner, and has seen a positive trend in the credit markets as of late. However, there can be no assurance that the Company will be successful in refinancing its debt, or on terms acceptable to the Company.

These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, accounts receivable and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. The Company has determined that the estimated fair value of debt is approximately $49 million when the carrying value, excluding discounts, premiums and issuance costs, is approximately $47.9 million. The fair value of debt was estimated using market rates the Company believes would be available for similar types of financial instruments and represents a Level 2 measurement.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
•Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.
•Level 3 Inputs - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).
Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.
The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of September 30, 2023
Derivative liabilities - warrant instruments	—	—	$422	$422

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of December 31, 2022
Derivative liabilities - warrant instruments	—	—	$472	$472

The following tables reconcile the beginning and ending balances of the warrant instruments within Level 3 of the fair value hierarchy:

(in thousands)
Balance, June 30, 2023	$512
Change in fair value of derivative liabilities	(90)
Balance, September 30, 2023	$422

(in thousands)
Balance, December 31, 2022	$472
Change in fair value of derivative liabilities	(50)
Balance, September 30, 2023	$422

(in thousands)
Balance, June 30, 2022	$1,414
Change in fair value of derivative liabilities	113
Balance, September 30, 2022	$1,527

(in thousands)
Balance, December 31, 2021	$3,064
Change in fair value of derivative liabilities	(1,537)
Balance, September 30, 2022	$1,527
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
For the three and nine months ended September 30, 2023, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 0.3 million shares issuable upon exercise of options to purchase common stock, 0.5 million of unvested shares of restricted stock and 1.4 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 2.2 million shares issuable from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive. For the nine months ended September 30, 2022, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 0.9 million shares from options to purchase shares of common stock and unvested shares of restricted stock as well as 1.4 million shares of common stock issuable upon exercise of warrants. Additionally, potentially dilutive securities of 2.2 million from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive.

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
The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying condensed consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying condensed consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company had no material contract assets as of September 30, 2023 or December 31, 2022. During the three months ended September 30, 2023 and September 30, 2022, respectively, the Company recognized $1.9 million and $2.2 million of revenue that was included in the deferred revenue balance as of December 31, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2023 and September 30, 2022, the Company recognized $6.0 million and $5.8 million of revenue that was included in the deferred revenue balance as of December 31, 2022 and December 31, 2021, respectively.
Variable Consideration
The Company’s otherwise fixed consideration may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly for “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering or otherwise determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the expected value method based on historical experience and are measured at each reporting date. There was no material revenue recognized in the three and nine months ended September 30, 2023 related to changes in estimated variable consideration that existed at December 31, 2022.
Remaining Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of September 30, 2023 and December 31, 2022, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $23.7 million and $23.9 million, respectively. The Company expects to recognize revenue on 34.3% of the remaining performance obligations during the next 12 months, 28.2% in the following 12 months, 21.3% in the 12 months ended September 30, 2026, 12.5% in the 12 months ended September 30, 2027, with the remaining 3.7% recognized thereafter.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2023	2022	2023	2022
Product revenues:
Hardware	$46,650	$64,601	$128,781	$167,967
Software	733	906	1,818	3,959
Service revenues:
Professional services	45	1,359	872	2,192
Maintenance and subscription services	2,239	1,870	6,438	4,849
	$49,667	$68,736	$137,909	$178,967
Contract Costs
The Company capitalizes incremental costs to obtain a contract with a customer if the Company expects to recover those costs. The incremental costs to obtain a contract are those that the Company incurs to obtain a contract with a customer that it would not have otherwise incurred if the contract were not obtained (e.g., a sales commission). The Company capitalizes the costs incurred to fulfill a contract only if those costs meet all the following criteria:
•The costs relate directly to a contract or to an anticipated contract that the Company can specifically identify;
•The costs generate or enhance resources of the Company that will be used in satisfying (or in continuing to satisfy) performance obligations in the future; and
•The costs are expected to be recovered.
Certain sales commissions incurred by the Company are determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would be recognized over a period that is one year or less, the Company has elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Total deferred commissions, net of accumulated amortization, at September 30, 2023 and December 31, 2022 was $0.5 million.
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
RECENTLY ADOPTED ACCOUNTING STANDARDS
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (“CECL”). The new guidance applies to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance also applies to debt securities and other financial assets measured at fair value through other comprehensive income. Estimated credit losses under CECL consider relevant information about past events, current conditions and reasonable and supporting forecasts that affect the collectability of financial assets. The new guidance was effective January 1, 2023 and was applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of January 1, 2023. Prior period comparative information has not been recast and continues to be reported under the accounting guidance in effect for those periods. The Company recognized a cumulative-effect adjustment to reduce retained earnings by $76 thousand, net of taxes. The change in the allowance for credit losses was not significant during the three and nine months ended September 30, 2023.
ACCOUNTING STANDARDS PENDING ADOPTION
There were various other accounting standards and interpretations issued recently, some of which although applicable, are not expected to have a material impact on the Company’s financial position, operations, or cash flows.

NOTE 2 – ACCOUNTS RECEIVABLE - TRADE
Accounts receivable consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	2023	2022

Accounts receivable – trade	$43,773	$33,198
Allowance for doubtful accounts	(315)	(414)
Allowance for sales returns and volume rebates	(3,037)	(1,775)
Accounts receivable - trade, net of allowances	$40,421	$31,009
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
Inventories consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	2023	2022

Finished goods	$43,680	$56,583
Spare parts	1,329	775
Reserve for inventory obsolescence	(1,807)	(531)
Advanced shipping costs	940	1,384
Inventories, net	$44,142	$58,211
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	2023	2022

Prepayments to vendors	$4,352	$4,131
Prepaid licenses and other	3,747	3,302
Prepaid expenses and other current assets	$8,099	$7,433

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL
Intangible Assets
Intangible assets consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	Useful lives	2023	2022
INTANGIBLE ASSETS
Patents	4-10 years	$182	$182
Customer relationships	8-15 years	51,031	52,736
Technology	3-5 years	8,804	8,943
Domain	7 years	14	14
Non-compete	8-15 years	391	391
Tradenames	2-10 years	12,528	12,769
Intangible assets, at cost		72,950	75,035
Accumulated amortization		(26,403)	(22,456)
Intangible assets, net of accumulated amortization		$46,547	$52,579
For the three months ended September 30, 2023 and 2022, the Company recorded amortization expense of $2.1 million. For the nine months ended September 30, 2023 and 2022, the Company recorded amortization expense of $6.4 million and $6.5 million, respectively. Changes to gross carrying amount of recognized intangible assets due to translation adjustments include approximately $2.1 million reduction as of September 30, 2023 and $3.1 million reduction as of December 31, 2022.
During the quarter ended September 30, 2023, as a result of the triggering events disclosed below, the Company performed an interim impairment test on its finite-lived intangible assets using undiscounted cash flows. There was no impairment recorded on finite-lived intangible assets during the nine months ended September 30, 2023.
Goodwill
During the quarter ended June 30, 2023, the Company determined that a triggering event had occurred as a result of the Company’s market capitalization that suggested one or more of the reporting units may have fallen below the carrying amounts. In addition, the Company’s change in reporting segments resulted in a change in the composition of the Company’s reporting units. As a result of these changes, the Company determined it has two reporting units for purposes of testing based upon entities that comprise the Americas and EMEA reporting segments. For purposes of impairment testing, the Company allocated goodwill to the reporting units based upon a relative fair value allocation approach and has assigned approximately $22.4 million and $2.8 million of goodwill to the Americas and EMEA reporting units, respectively. However, the allocation used for purposes of segment information disclosures in Note 16 differs from these values used for impairment testing as the information used by the Chief Operating Decision Maker does not assign goodwill in the same manner.
As of June 30, 2023, the Company performed an interim goodwill impairment test as a result of the triggering events identified. In analyzing goodwill for potential impairment in the quantitative impairment test, the Company used a combination of the income and market approaches to estimate the fair value. Under the income approach, the Company calculated the fair value based on estimated future discounted cash flows. The assumptions used are based on what the Company believes a hypothetical marketplace participant would use in estimating fair value and include the discount rate, projected average revenue growth and projected long-term growth rates in the determination of terminal values. Under the market approach, the Company estimated the fair value based on market multiples of revenue or earnings before interest, income taxes, depreciation, and amortization for benchmark companies. If the fair value exceeds carrying value, then no further testing is required. However, if the fair value were to be less than carrying value, the Company would then determine the amount of the impairment charge, if any, which would be the amount that the carrying value of the goodwill exceeded its implied value. Based on the results of the quantitative interim impairment test, the Company concluded that the reporting unit's goodwill was not impaired as of June 30, 2023.

During the quarter ended September 30, 2023, due to further declines in the Company’s market capitalization and a reduction in cash-flows resulting from continued softening in the industry leading to a reduction in sales from interactive flat-panel displays, the Company determined that a triggering event had occurred.
As of September 30, 2023, the Company performed an interim goodwill impairment test as a result of the triggering events identified. The Company’s methodology for estimating fair value was consistent with the income and market approaches used as of June 30, 2023. Certain estimates and assumptions, including the Company’s operating forecast for 2023 and future periods, were revised based on current industry and Company trends. For the three and nine months ended September 30, 2023, the Company recorded goodwill impairment charges of $10.4 million and $2.8 million to the Americas and EMEA reporting units, respectively, which also represents total accumulated goodwill impairment charges for each reporting unit.
NOTE 6 – LEASES
The Company has entered into various operating leases for certain offices, support locations and vehicles with terms extending through July 2038. Generally, these leases have initial lease terms of five years or less. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at the Company’s sole discretion. The Company does not consider the exercise of any lease renewal options reasonably certain. In addition, certain of the Company’s lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of the Company’s lease agreements provide for periodic adjustments to rental payments for inflation. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the term of the lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. At September 30, 2023, the Company had no leases classified as finance leases. The Company is currently not a lessor in any lease arrangement.
Operating lease expense was $712 thousand and $439 thousand for the three months ended September 30, 2023 and September 30, 2022, respectively and $1.8 million and $1.5 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Variable lease costs and short-term lease cost were not material for the three and nine months ended September 30, 2023 and September 30, 2022. Cash paid for amounts included in the measurement of lease liabilities was $660 thousand and $267 thousand for the three months ended September 30, 2023 and September 30, 2022, respectively and $1.9 million and $1.4 million for the nine months ended September 30, 2023 and September 30, 2022.
Future maturities of the Company's operating lease liabilities are summarized as follows (in thousands):
Fiscal year ended,

2023	$697
2024	1,396
2025	1,490
2026	1,137
2027	697
Thereafter	4,371
9,788
Less imputed interest	(1,112)
Total	$8,676
The following is supplemental lease information at September 30, 2023:

Weighted-average remaining lease term (years)	9.9
Weighted-average discount rate	11.0%

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expense consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	2023	2022
Accounts payable	$30,096	$30,719
Accrued expense and other	5,892	5,847
Accounts payable and other liabilities	$35,988	$36,566
NOTE 8 – DEBT
The following is a summary of the Company’s debt as of September 30, 2023 and December 31, 2022 (in thousands):

	2023	2022
Debt – Third Parties
Paycheck Protection Program	$85	$127
Note payable - Whitehawk	47,900	49,906
Total debt	47,985	50,033
Less: Premium, discount and issuance costs	3,608	5,410
Current portion of debt	1,022	845
Long-term debt	$43,355	$43,778
Total debt (net of premium, discount and issuance costs)	$44,377	$44,623
Debt - Third Parties:
Whitehawk Finance LLC
In order to finance the acquisition of FrontRow Calypso LLC (“FrontRow”), which closed on December 31, 2021, the Company and substantially all of its direct and indirect subsidiaries, including Boxlight and FrontRow as guarantors, entered into a maximum $68.5 million term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral agent (“Whitehawk” or the “Collateral Agent”). The Company received an initial term loan of $58.5 million on December 31, 2021 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10 million that may be available for additional working capital purposes under certain conditions (the “Delayed Draw”). The Initial Loan and Delayed Draw are collectively referred to as the “Term Loans.” The proceeds of the Initial Loan were used to finance the Company’s acquisition of FrontRow, pay off all indebtedness owed to the Company’s then existing lenders, Sallyport Commercial Finance, LLC and Lind Global Asset Management, LLC, pay related fees and transaction costs, and provide working capital. Of the Initial Loan, $8.5 million was subject to repayment on February 28, 2022, with quarterly principal payments of $625,000 and interest payments commencing March 31, 2022 and the $40.0 million remaining balance plus any Delayed Draw loans becoming due and payable in full on December 31, 2025. The Term Loans bear interest at the LIBOR rate plus 10.75%; provided that after March 31, 2022, if the Company’s Senior Leverage Ratio (as defined in the Credit Agreement) is less than 2.25, the interest rate would be reduced to LIBOR plus 10.25%. Such terms are subject to the Company maintaining a borrowing base in compliance with the Credit Agreement. In the event of non-compliance with the borrowing base, the Company would be subject to an increased interest rate as stated in the Credit Agreement.
On April 4, 2022, the Collateral Agent and Lender agreed to extend the terms of repayment of the $8.5 million originally due on February 28, 2022 until February 28, 2023. The principal elements of the April amendment included (a) an extension of time to repay $8.5 million of the principal amount of the term loan from February 28, 2022 to February 28, 2023, and (b) forbearance on $3.5 million in over advances until May 16, 2022 to allow the Company to come into compliance with the borrowing base requirements set forth in the Credit Agreement. In such connection, the Company and substantially all of its direct and indirect subsidiaries (together with the Company, the "Loan Parties") obtained credit insurance on certain key customers whose principal offices are located in the European Union and Australia as, without the credit insurance, the accounts of these key customers had been deemed ineligible for inclusion in the borrowing base calculation primarily due to the perceived inability of the Collateral Agent to enforce security interests on such accounts. In addition, the Lender and Collateral Agent agreed to (i) reduce, through September 30, 2022, the minimum cash reserve requirement for the Loan Parties, (ii) reduce the interest rate by 50 basis points (to Libor plus+ 9.75%) after delivery of the Loan Parties’ September 30, 2023 financial statements, subject to the Loan Parties maintaining 1.75 EBITDA coverage ratio, and (iii) waive all prior Events of Default under the Credit Agreement. Furthermore, the parties agreed that no prepayment premiums would be payable with respect to the first $5.0 million paid under the Term Loan, any payments made in relation to the $8.5 million due on or before February 28, 2023, any required amortization payments under the Credit Agreement and any mandatory prepayments by way of excess cash flow or casualty events.
On June 21, 2022, the Loan Parties entered into a second amendment (the “Second Amendment”) to the Credit Agreement with the Collateral Agent and Lender. The Second Amendment to the Credit Agreement was entered into for purposes of the Lender funding a $2.5 million delayed draw term loan and adjusting certain terms to the Credit Agreement, including adjusting the Applicable Margin (as defined in the Second Amendment) to 13.25% for LIBOR Rate Loans and 12.25% for Reference Rate Loans, increasing the definition of change of control from 33% voting power to 40% voting power, requiring the Company to engage a financial advisor, and allowing additional time, until July 15, 2022, for the Company to come into compliance with certain borrowing base requirements set forth in the Second Amendment to the Credit Agreement, among other adjustments.
On April 24, 2023, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement, with the Collateral Agent and the Lender. The Third Amendment was entered into for purposes of the Lender funding an additional $3.0 million delayed draw term loan (the “Additional Draw”). The Additional Draw was funded on April 24, 2023, must be repaid on or prior to September 29, 2023, is not subject to any prepayment penalties, and adjusts certain terms to the Credit Agreement, including adjusting the test period end dates and corresponding Senior Leverage Ratios (as defined in the Credit Amendment) and revising the minimum liquidity requirements that the Company must maintain compliance with pertaining to certain Borrowing Base Requirements, among other adjustments. The completion of the additional draw eliminates further delayed draws under the term loan agreement. On July 20, 2023, the Company paid the $3.0 million due under the terms of the Third Amendment. There were no prepayment penalties or premiums included with this payment. During the nine months ended September 30, 2023, the Company repaid principal of $5.0 million and interest of $6.4 million to Whitehawk.
On June 26, 2023, the Company entered into a fourth amendment (the “Fourth Amendment”) with the Collateral Agent and the Lender for the sole purpose of replacing LIBOR-based rates with a SOFR-based rate. Following the Fourth Amendment, the Company’s interest rate is calculated as the Daily Simple SOFR, subject to a floor of 1%, plus the SOFR Term Adjustment and Applicable Margin, as defined in the Credit Agreement, as amended. The Fourth Amendment made no other changes to the Credit Agreement.
Covenant Compliance and Liquidity Considerations
The Company's Credit Agreement, as amended to date, requires compliance with certain monthly covenants, which include provisions regarding over advance limitations based upon a borrowing base. In the second quarter of 2023, as part of obtaining an appropriate waiver, the Company agreed to engage a financial advisor and to use commercial reasonable efforts to refinance the Credit Agreement with an alternative lender and repay the Credit Facility by September 30, 2023, or as soon thereafter as practical. The waiver did not amend the maturity date of the Credit Agreement. Upon repayment, the Company will be subject to a prepayment premium that is higher than the prepayment premium included in the original Credit Agreement, as defined in the waiver.
The Company has either implemented or initiated appropriate plans regarding refinancing procedures that are within management’s control to comply with the waiver requirements. The financial statements do not include any adjustments that might result from the outcome of the Company’s ability to refinance and repay the credit facility.
The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at September 30, 2023. The Company cured the non-compliance by paying $4.3 million inclusive of $0.3 million in prepayment penalties and accrued interest in November 2023 which would have resulted in the Company being in compliance with the Senior Leverage Ratio at September 30, 2023.

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
Paycheck Protection Program Loan
On May 22, 2020, the Company received loan proceeds of $1.1 million under the Paycheck Protection Program. During 2021, the Company applied for forgiveness in the amount of $836 thousand. On March 2, 2022, we received a decision letter from the lender that the forgiveness application had been approved, leaving a remaining balance of $173 thousand to be paid. The Company received a payment schedule from our lender on May 5, 2022, extending the payoff date until May 2025. As of September 30, 2023, the amount remaining on the loan was less than $100 thousand.
NOTE 9 – DERIVATIVE LIABILITIES
The Company determined that certain warrants to purchase common stock do not satisfy the criteria for classification as equity instruments due to the existence of certain net cash and non-fixed settlement provisions that are not within the sole control of the Company. Conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. Such warrants are measured at fair value at each reporting date, and the changes in fair value are included in determining net income (loss) for the period. The Company used a Monte Carlo Simulation model to determine the fair value of the derivative liabilities as of September 30, 2023 and December 31, 2022.

September 30, 2023
Common stock issuable upon exercise of warrants	464,385
Market value of common stock on measurement date	$1.91
Exercise price	$8.80
Risk free interest rate (1)	4.66%
Expected life in years	3.25 years
Expected volatility (2)	106.0%
Expected dividend yields (3)	—%

December 31, 2022
Common stock issuable upon exercise of warrants	464,385
Market value of common stock on measurement date	$2.48
Exercise price	$8.80
Risk free interest rate (1)	4.02%
Expected life in years	4 years
Expected volatility (2)	83.6%
Expected dividend yields (3)	—%
(1)The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)The historical trading volatility was based on historical fluctuations in stock price for Boxlight and certain peer companies.
(3)The Company does not expect to pay a dividend in the foreseeable future.
NOTE 10 – INCOME TAXES
Pretax (loss) income resulting from domestic and foreign operations is as follows (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$(8,041)	$3,320	$(11,761)	$(589)
Foreign	(6,636)	305	(6,345)	(661)
Total pretax book (loss) income	$(14,677)	$3,625	$(18,106)	$(1,250)
The Company recorded income tax expense of $3.1 million and $520 thousand for the three months ended September 30, 2023 and 2022, respectively, and income tax expense of $3.4 million and $475 thousand for the nine months ended September 30, 2023 and 2022, respectively. The year-to-date effective tax rate is 18.7% while the September 30, 2022 year-to-date effective rate was 38.0%. The negative effective tax rate for 2023 is due to the Company paying income taxes in various jurisdictions while incurring a worldwide net loss.
The increase in tax expense year-over-year is largely due to the increase in the estimated annual effective tax rate of the US legacy Boxlight entities for the three months ended September 30, 2023 as compared to the estimated annual effective tax rate of the US legacy Boxlight entities for the three months ended September 30, 2022.
The Company operates in the United States, United Kingdom and various other jurisdictions. Income taxes have been provided in accordance with ASC-740-270, based upon the tax laws and rates of the countries in which operations are conducted.
The legacy Boxlight entities are in a net deferred tax asset position in the United States, the United Kingdom and other jurisdictions, primarily driven by net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction in which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. For example, in the United States, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. The company is in process of analyzing whether an ownership change has occurred in recent years. Additionally, because U.S. tax laws limit the time during which the net operating losses generated prior to 2018 may be applied against future taxes, if the Company fails to generate U.S. taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on its net deferred tax asset as of September 30, 2023 and December 31, 2022.

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
During the second quarter of 2021, the Company became aware of a potential state tax exposure for failure to file minimum tax returns in a state for several years. The Company has recorded an exposure item of $82 thousand for its best estimate of the amount for which it will settle the exposure. This amount includes $24 thousand of income tax and $58 thousand of penalties and interest. The Company has not identified any other material uncertain tax positions during the nine months ended September 30, 2023.
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
Issuance of Preferred Shares
Series A Preferred Stock
At the time of the Company’s initial public offering, the Company issued 250,000 shares of the Company’s non-voting convertible Series A preferred stock to Vert Capital for the acquisition of Genesis. All of the Series A preferred stock was convertible into 49,801 shares of Class A common stock, at the discretion of the Series A stockholder. On August 5, 2019, a total of 82,028 shares of Series A preferred stock were converted into a total of 16,341 shares of Class A common stock. As of September 30, 2023, a total of 167,972 shares of Series A preferred stock remained outstanding which can be converted into 33,461 shares of Class A common stock, at the discretion of the Series A stockholder.
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
As the redemption features in the Series B preferred stock and Series C preferred stock are not solely within the control of the Company, the Company has classified the Series B preferred stock and Series C preferred stock as mezzanine or temporary equity in the Company’s condensed consolidated balance sheet. As of September 30, 2023, a total of 1,586,620 and 1,320,850 shares of Series B and C preferred stock remained outstanding, respectively.
Common Stock
The Company’s authorized common stock consists of 1) 18,750,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock would automatically convert into shares of Class A common stock. As of September 30, 2023 and December 31, 2022, the Company had 9,605,360 and 9,339,587 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at September 30, 2023 or December 31, 2022.
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

Warrants
The Company had equity warrants outstanding of 921,150 and 920,680 at September 30, 2023 and December 31, 2022, respectively.
Credit Facility
In conjunction with its receipt of the Whitehawk loan, the Company issued to Whitehawk 66,022 shares of Class A common stock, which were registered pursuant to the Company’s existing shelf registration statement and were delivered to Whitehawk in January 2022.
Repurchase Plan
On February 14, 2023, the Board of Directors of Boxlight Corporation approved the Company’s establishment of a share repurchase program (the “Repurchase Program”) authorizing the Company to purchase up to $15.0 million of the Company’s Class A common stock. Pursuant to the Repurchase Program, the Company may, from time to time, repurchase its Class A common stock in the open market, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions. The timing and total amount of any repurchases made under the Repurchase Program will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on January 26, 2027, may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of Class A common stock. As of September 30, 2023, the Company has not utilized the Repurchase Program.
NOTE 12 – STOCK COMPENSATION
The Company has issued grants under two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which a total of 798,805 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 625,000 shares of the Company’s Class A common stock have been approved for issuance. Upon approval of the 2021 Plan in September 2021, any shares remaining available for issuance under the 2014 Plan were cancelled, and all future grants were issued under the 2021 Plan. The 2021 Plan allows for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights or otherwise, to the Company’s officers, directors, employees and consultants. Prior to the second quarter of 2023, the Company had issued 774,904 shares under the 2021 Plan such that the Company was over the authorized share number. During the nine months ended September 30, 2023, the Company cancelled 384,340 shares of previously issued awards such that the Company is under the authorized number of share awards. The fair value of shares previously issued in excess of the approved shares under the 2021 Plan of approximately $13 thousand was reclassed from liability to equity during the second quarter.
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

The following is a summary of the option activities during the nine months ended September 30, 2023:

Number of Units
Outstanding, December 31, 2022	489,485
Granted	364,299
Exercised	(12,500)
Cancelled	(491,336)
Outstanding, September 30, 2023	349,948
Exercisable, September 30, 2023	275,150
During the first quarter of 2023, the Company granted 364,299 options of which 322,040 were subsequently cancelled and 42,259 vested during the period. During the third quarter of 2023, 59,116 out of the money options were cancelled, with such shares being returned to the 2021 Plan and becoming available for re-issuance in new grants. The Company estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. The Company used the following inputs to value options issued during the nine months ended September 30, 2023: market value on measurement date, $1.68 to $2.24; exercise price of $2.48 to $3.20; risk free interest rate, 4.19% to 4.22%; expected term, 3 years to 4 years; expected volatility, ranged from 111.45% to 111.74% and expected dividend yield of 0%.
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
The following is a summary of the RSU activities during the nine months ended September 30, 2023:

Number of Units
Outstanding, December 31, 2022	303,879
Granted	498,398
Vested	(219,859)
Forfeited	(72,297)
Outstanding, September 30, 2023	510,121
During the first quarter of 2023, the Company granted 72,348 RSUs of which 62,300 were subsequently cancelled and 10,048 vested during the first six months of the year. During the third quarter of 2023, the Company granted 426,049 RSUs to its board of directors and key executive officers.

Stock Compensation Expense
For the three and nine months ended September 30, 2023 and 2022, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock options	$125	$128	$446	$683
Restricted stock units	545	474	1,375	1,980
Warrants	1	1	2	2
Total stock compensation expense	$671	$603	$1,823	$2,665
NOTE 13 – RELATED PARTY TRANSACTIONS
Management Agreement
On November 1, 2022, the Company entered into a consulting agreement with Mark Elliott, former CEO of Boxlight and a current member of the Board of Directors. Under the terms of the agreement, Mr. Elliott is to provide sales, marketing, management and related consulting services to assist the Company in sourcing and entering into agreements with one or more customers to provide products and services for specified school districts. The Company will pay Mr. Elliott a fixed payment of $4 thousand per month and commissions equal to 15% of gross profit derived by the Company based on total purchase order revenue. The agreement, unless renewed or extended, will expire on December 31, 2023. For the nine months ended September 30, 2023, the Company paid $92 thousand under the agreement.
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
Purchase Commitments
The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. As of September 30, 2023, the total amount of such open inventory purchase orders was $28.4 million.

NOTE 15 – CUSTOMER AND SUPPLIER CONCENTRATION
There was one customer that accounted for greater than 10% of the Company’s consolidated revenues for the nine months ended September 30, 2023 and 2022. Details are as follows:

Customer	Total revenues from the customer as a percentage of total revenues for the nine months ended September 30, 2023	Accounts receivable from the customer as of September 30, 2023 (in thousands)	Total revenues from the customer as a percentage of total revenues for the nine months ended September 30, 2022	Accounts receivable from the customer as of September 30, 2022 (in thousands)
1	12.8%	$5,417	14.1%	$8,532
For the nine months ended September 30, 2023, the Company’s purchases were concentrated primarily with one vendor. For the nine months ended September 30, 2022, the Company’s purchases were concentrated primarily with two vendors. Details are as follows:

Vendor	Total purchases from the vendor as a percentage of total cost of revenues for the nine months ended September 30, 2023	Accounts payable to the vendor as of September 30, 2023 (in thousands)	Total purchases from the vendors as a percentage of total cost of revenues for the nine months ended September 30, 2022	Accounts payable (prepayment) to the vendors as of September 30, 2022 (in thousands)
1	45.1%	$22,715	44.0%	$8,275
2	—%	$—	20.0%	$(10,482)
The Company believes there are other suppliers that could be substituted should the above cited vendor become unavailable or non-competitive.
NOTE 16 – SEGMENTS
Information about our Company’s operations by operating segment is shown in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net
Americas	$25,717	$31,780	$76,851	$79,537
EMEA	24,330	37,537	68,249	100,143
Rest of World	799	168	2,443	359
Eliminations and Adjustments (1)	(1,179)	(749)	(9,634)	(1,072)
Total Revenue, net	$49,667	$68,736	$137,909	$178,967
(Loss) Income from Operations
Americas	(5,124)	3,861	(2,330)	1,772
EMEA	(6,945)	2,721	(8,205)	2,264
Rest of World	401	12	806	25
Eliminations and Adjustments (1)	69	(130)	26	(170)
Total (Loss) Income from Operations	$(11,599)	$6,464	$(9,703)	$3,891
(1)Eliminations and adjustments represent net sales between the Americas, EMEA and Rest of World segments. Sales between these segments are generally valued at market.

	September 30, 2023	December 31, 2022
Identifiable Assets
Americas	$93,644	$88,451
EMEA	84,135	104,978
Rest of World	2,593	1,966
Total Identifiable Assets	$180,372	$195,395
NOTE 17 – SUBSEQUENT EVENTS
On November 3, 2023, the Company paid $4.3 million inclusive of $0.3 million in prepayment penalties and accrued interest on its Credit Agreement. The Company made the payment in order to cure it's non-compliance with the Senior Leverage Ratio financial covenant under the Credit Agreement as of September 30, 2023. In conjunction with the $4.3 million payment, the Company obtained a waiver from its lender stating that the Company was in compliance with all covenants under the Credit Agreement as of September 30, 2023.
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
We have also implemented a comprehensive plan to reach and maintain profitability both from our core business operations and as a result of making strategic business acquisitions. Highlights of the plan include:
•Integrating products of the acquired companies and cross training sales representatives to increase their offerings and productivity;
•Hiring new sales representatives with significant industry experience in their respective territories, and
•Expanding our reseller partner network both in key territories and in new markets, thereby increasing our penetration and reach.
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
We believe we can achieve significant cost-savings by merging the operations of the companies we acquire and after their acquisition, leverage the opportunity to reduce costs through the following methods:
•Staff reductions – consolidating resources, such as accounting, marketing and human resources;
•Economies of scale – improved purchasing power with a greater ability to negotiate prices with suppliers; and
•Improved market reach and industry visibility – increasing our customer base and entry into new markets.
Components of our Results of Operations and Financial Condition
Revenues are comprised of hardware products, software services, and professional development revenues less sales discounts.
•Product revenue. Product revenue is derived from the sale of our hardware (interactive projectors), flat panels, peripherals, and accessories, along with other third-party products, directly to our customers, as well as through our network of domestic and international distributors.
•Professional development revenue. We receive revenue from providing professional development services through third parties and our network of distributors.
Cost of revenues
Our cost of revenues is comprised of the following:
•costs to purchase components and finished goods directly;
•third-party logistics costs;
•inbound and outbound freight costs, and customs and duties charges;
•costs associated with the repair of products under warranty;

•write-downs of inventory carrying value to adjust for excess and obsolete inventory and periodic physical inventory counts; and
•cost of professionals to deliver professional development training related to the use of our products.
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
Other (expense) income, net
Other (expense) income, net primarily consists of interest expense associated with our debt financing arrangements, gains (losses) on the settlements of debt, and the effects of changes in the fair value of derivative liabilities.
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

Operating Results – Boxlight Corporation
For the three-month periods ended September 30, 2023 and 2022
Revenues. Total revenues for the three months ended September 30, 2023 were $49.7 million as compared to $68.7 million for the three months ended September 30, 2022, resulting in a 27.7% decrease. The decrease in revenues was primarily due to lower sales volume across all markets.
Cost of Revenues. Cost of revenues for the three months ended September 30, 2023 were $31.7 million as compared to $47.7 million for the three months ended September 30, 2022, resulting in a 33.7% decrease. The decrease in cost of revenues was attributable to the decrease in units sold, along with lower manufacturing and shipping costs in the third quarter of 2023 compared to the prior year’s third quarter.
Gross Profit. Gross profit for the three months ended September 30, 2023 was $18.0 million as compared to $21.0 million for the three months ended September 30, 2022, a decrease of 14.3%. The gross profit margin was 36.3% for the three months September 30, 2023 and 30.6% for the three months ending September 30, 2022. The increase in gross profit margin is primarily related to the decrease in manufacturing and shipping costs noted above.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2023 were $15.4 million, representing 31.0% of revenue as compared to $14.0 million or 20.3% of revenue for the three months ended September 30, 2022. The increase can be attributed primarily to an increase in payroll related expenses to support the growth of the business in certain markets.
Research and Development Expenses. Research and development expenses were $979 thousand and $604 thousand for the three months ended September 30, 2023 and 2022, respectively, and representing 2.0% of revenue for the three months ended September 30, 2023, and 0.9% of revenue for the three months ended September 30, 2022.
Impairment of Goodwill. The Company recorded goodwill impairment charges of $13.2 million for the three months ended September 30, 2023. There were no goodwill impairment charges recorded in 2022.
Other Expense. Other expense, net for the three months ended September 30, 2023 was $3.1 million as compared to $2.8 million for the three months ended September 30, 2022, representing an increase of $0.2 million. The increase in other expenses was primarily due to a $0.4 million increase in interest expense, partially offset by a $0.2 million change in the fair value of derivative liabilities.
Income Tax Expense. Income tax expense for the three months ended September 30, 2023 was $3.1 million, as compared to $520 thousand for the three months ended September 30, 2022. The increase in tax expense year-over-year is largely due to foreign pretax book income for the three months ended September 30, 2023 as compared to foreign pretax loss for the three months ended September 30, 2022.
Net (Loss) Income. Net loss was $17.8 million for the three months ended September 30, 2023. Net income was $3.1 million for the three months ended September 30, 2022 and was a result of the changes noted above.
For the nine-month periods ended September 30, 2023 and 2022
Revenues. Total revenues for the nine months ended September 30, 2023 were $137.9 million as compared to $179.0 million for the nine months ended September 30, 2022, resulting in a 22.9% decrease. The decrease in revenues was primarily due to lower sales volume across all markets.
Cost of Revenues. Cost of revenues for the nine months ended September 30, 2023 were $86.9 million as compared to $128.5 million for the nine months ended September 30, 2022, resulting in a 32% decrease. The decrease in cost of revenues was attributable to the decrease in units sold, along with lower manufacturing and shipping costs in the first three quarters of 2023 compared to the first three quarters of the prior year.
Gross Profit. Gross profit for the nine months ended September 30, 2023 was $51.0 million as compared to $50.5 million for the nine months ended September 30, 2022, an increase of 1.0%. Gross profit margin was 37.0% for the nine months ended September 30, 2023 and 28.2% for the nine months ended September 30, 2022. The increase in gross profit is primarily related to the decrease in manufacturing and shipping costs noted above.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2023 were $45.4 million, representing 32.9% of revenue as compared to $44.7 million representing 25.0% of revenue for the nine months ended September 30, 2022. The increase in general and administrative expenses for the period ended September 30, 2023 can be attributed primarily to an increase in payroll related expenses to support the growth of the business in certain markets.
Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2023 and 2022 were $2.1 million and $1.9 million and represented 1.5% and 1.0% of revenue, respectively.
Impairment of Goodwill. The Company recorded goodwill impairment charges of $13.2 million for the nine months ended September 30, 2023. There were no goodwill impairment charges recorded in 2022.
Other Expense. Other expense, net for the nine months ended September 30, 2023 was $8.4 million as compared to $5.1 million for the nine months ended September 30, 2022, representing an increase of $3.3 million. The increase was due to a $1.5 million decrease in the fair value of derivative liabilities, a $0.9 million increase in interest expense, and $0.9 million recognized upon the settlement of certain debt obligations during the nine months ended September 30, 2022.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2023 was $3.4 million, as compared to a $475 thousand in income tax expense for the nine months ended September 30, 2022. The increase in tax expense year-over-year is largely due to the increase in the estimated annual effective tax rate of the US legacy Boxlight entities.
Net Loss. Net loss was $21.5 million and $1.7 million for the nine months ended September 30, 2023 and 2022 respectively and was a result of the changes noted above.
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
EBITDA represents net loss before income tax expense, interest income, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, plus stock compensation expense, impairment of goodwill, the change in fair value of derivative liabilities, purchase accounting impact of fair valuing inventory and deferred revenue, and non-cash losses associated with debt settlement. Management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of the Company’s business model, and to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. Investors should consider the Company’s non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains reconciliations of net income and losses to EBITDA and adjusted EBITDA for the periods presented:

(in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net (Loss) Income	$(17,750)	$3,105	$(21,485)	$(1,725)
Depreciation and amortization	2,332	2,231	6,893	6,818
Interest expense	2,987	2,598	8,222	7,330
Income tax expense	3,073	520	3,379	475
EBITDA	$(9,358)	$8,454	$(2,991)	$12,898
Stock compensation expense	671	603	1,823	2,665
Change in fair value of derivative liabilities	(90)	113	(50)	(1,537)
Purchase accounting impact of fair valuing inventory	113	189	336	1,395
Purchase accounting impact of fair valuing deferred revenue	366	509	1,308	1,747
Gain on settlement of debt	—	—	—	(856)
Impairment of goodwill	13,226	—	13,226	—
Adjusted EBITDA	$4,928	$9,868	$13,652	$16,312
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
Liquidity and Capital Resources
As of September 30, 2023, we had cash and cash equivalents of $18.4 million, a working capital balance of $61.4 million, and a current ratio of 2.24. On September 30, 2022, we had $22.0 million of cash and cash equivalents, a working capital balance of $62.3 million, and a current ratio of 1.9.
For the nine months ended September 30, 2023 and 2022, we had net cash provided by operating activities of $8.2 and $0.5 million, respectively. Cash provided by operating activities increased year over year as a result of higher margins on our products leading to increased operating income. We had net cash used in investing activities of $226 thousand and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively. Cash used in investing activities is related to purchases of property and equipment. For the nine months ended September 30, 2023 and 2022, we had net cash used in financing activities of $3.0 million and net cash provided by investing activities of $4.4 million, respectively. Cash provided by financing activities is primarily related to principal payments on debt of $5.0 million and $1.0 million in payments of fixed dividends to our Series B preferred shareholders, slightly offset by a $3.0 million draw under the Company’s Credit Facility and stock option exercise proceeds of $13 thousand.
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
In addition to the cash flows generated by our ongoing operating activities we financed our operations during 2023 and 2022 with our Credit Facility with Whitehawk. Prior to April 24, 2023, we maintained a delayed draw term loan of which we had $7.5 million available. On April 24, 2023, we drew $3.0 million on our delayed draw term loan that was used for working capital purposes. The completion of the additional draw eliminates further delayed draws under the term loan agreement. The $3.0 million was repaid during the third quarter of 2023.
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
The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.

The Company was not in compliance with its Senior Leverage Ratio financial covenant under the Credit Agreement at September 30, 2023. The non-compliance was cured by the Company paying $4.3 million, inclusive of $0.3 million in prepayment penalties and interest in November 2023 in order to bring the Company into compliance with the Senior Leverage Ratio at September 30, 2023. The Senior Leverage Ratio, as stated in the Third Amendment to the Credit Agreement, decreases to 2.50 at December 31, 2023, 2.00 at March 31, 2024 and June 30, 2024 and 1.75 thereafter. Because of the significant decreases in the required Senior Leverage Ratio within the next twelve months, the Company’s current forecast projects the Company may not be able to maintain compliance with this ratio. These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

In view of this matter, continuation as a going concern is dependent upon the Company’s ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio, or refinance its Credit Agreement with a different lender on a basis with more favorable terms. The Company is actively working to refinance its debt with new lenders on terms more favorable to the Company. While the Company is confident in its ability to refinance its existing debt, it does not have written or executed agreements as of the issuance of this Form 10-Q. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. The Company has a good working relationship with its current banking partner, and has seen a positive trend in the credit markets as of late. However, there can be no assurance that the Company will be successful in refinancing its debt, or on terms acceptable to the Company.

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
1.Revenue Recognition
2.Goodwill and Intangible assets
As of June 30, 2023, we determined that a triggering event had occurred as a result of our market capitalization that suggested one or more of the reporting units may have fallen below the carrying amounts. In addition, changes in our reporting segments resulted in a change in the composition of our reporting units. As a result of these changes, we determined the Company had two reporting units for purposes of testing based upon entities that comprise the Americas and EMEA reporting segments. For purposes of impairment testing, we allocated goodwill to the reporting units based upon a relative fair value allocation approach and assigned approximately $22.4 million and $2.8 million of goodwill to the America and EMEA reporting units, respectively.
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
During the quarter ended September 30, 2023, due to further declines in the Company’s market capitalization and a reduction in cash-flows resulting from continued softening in the industry leading to a reduction in sales from interactive flat-panel displays, the Company determined that a triggering event had occurred.
As of September 30, 2023, the Company performed an interim goodwill impairment test as a result of the triggering event identified. The Company’s methodology for estimating fair value was consistent with the income and market approaches used as of June 30, 2023. Certain estimates and assumptions, including the Company’s operating forecast for 2023 and future periods, were revised based on current industry and Company trends. For the three and nine months ended September 30, 2023, the Company recorded goodwill impairment charges of $10.4 million and 2.8 million to the Americas and EMEA reporting units, respectively, which also represents total accumulated goodwill impairment charges for each reporting unit.
3.Stock-based Compensation Expense
4.Derivative Warrant Liabilities
5.Income Taxes
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
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
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
(b)Changes in internal controls over financial reporting.
There were no changes made in the internal controls over financial reporting for the quarter ended September 30, 2023 that have materially affected our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES
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

4.6	Form of Warrant, dated December 31, 2021, issued to WhiteHawk Finance LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8- K filed January 5, 2022).
4.7	Description of Securities. (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10- K filed March 17, 2023).
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 26, 2022).
4.9	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed July 26, 2022).
10.1*	Consent of Waiver of Leverage Ratio Default, dated November 2, 2023, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this reort to be signed on its behalf by the undersigned thereunto duly authorized.

BOXLIGHT CORPORATION

November 8, 2023	By:	/s/ Michael Pope
Michael Pope
Chief Executive Officer

November 8, 2023	By:	/s/ Greg Wiggins
Greg Wiggins
Chief Financial Officer (Principal Financial and Accounting Officer)