Form 10-K
period 2023-12-31
Boxlight Corp
filed 2024-03-14
CIK 1624512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number: 001-37564
BOXLIGHT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	8211	36-4794936
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $20,384,326.
The number of shares outstanding of the registrant’s common stock on March 8, 2024 was 9,728,465.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to certain portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of the Stockholders, which will be filed within 120 days of December 31, 2023.

BOXLIGHT CORPORATION

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis and Results of Operations, the "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
Forward-looking statements include statements concerning the following:
•our possible or assumed future results of operations;
•our business strategies;
•our ability to attract and retain customers;
•our ability to sell additional products and services to customers;
•our cash needs and financing plans;
•our competitive position;
•our industry environment;
•our potential growth opportunities;
•expected technological advances by us or by third parties and our ability to leverage them;
•our inability to predict, adapt to, or anticipate the duration or long-term economic and business consequences of the ongoing conflicts between Ukraine and Russia, and Israel and Hamas, or the COVID-19 pandemic;
•our ability to protect the Company against cybersecurity risks and threats;
•our ability to maintain the listing of our securities on a national securities exchange;
•the effects of future regulation; and
•our ability to protect or monetize our intellectual property.
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements, because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the reports we file with the Securities and Exchange Commission (the "SEC"). Actual events or results may vary significantly from those implied or projected by the forward-looking statements due to these risk factors. No forward-looking statement is a guarantee of future performance. You should read this Annual Report, the documents that we reference in this Annual Report and the documentation we have filed as exhibits thereto with the SEC, with the understanding that our actual future results and circumstances may be materially different from what we expect.
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
Unless the context otherwise requires, the terms “the Company,” “we,” “us,” and “our” in this Annual Report refer to Boxlight Corporation and its consolidated direct and indirect subsidiaries, and the term “Boxlight” refers to Boxlight Inc., a Washington corporation and a wholly owned subsidiary of Boxlight Corporation. The terms “year” and “fiscal year” refer to our fiscal year ending December 31st.

PART I
ITEM 1. BUSINESS
We are a technology company that develops, sells and services interactive solutions predominantly for the global education market, but also for the corporate and government sectors. We are seeking to become a worldwide leading innovator and integrator of interactive products and software solutions and improve collaboration and effective communication in meeting environments. We currently design, produce and distribute interactive technologies including our interactive and non-interactive flat-panel displays, LED video walls, media players, classroom audio and campus communication, cameras and other peripherals for the education market and non-interactive solutions including flat-panels, LED video walls and digital signage for the Enterprise market. We also distribute science, technology, engineering and math (or “STEM”) products, including our 3D printing and robotics solutions, and our portable science lab. All products are integrated into our classroom software suite that provides tools for whole class learning, assessment and collaboration. In addition, we offer professional training services related to our technology to our U.S. educational customers. To date, we have generated the majority of our revenue in the U.S. and internationally from the sale of interactive displays and related software to the educational market. We have sold our solutions into more than 70 countries and into more than 1.5 million classrooms and meeting spaces. We sell our products and software through more than 1,000 global reseller partners. We believe we offer the most comprehensive and integrated line of interactive display solutions, audio products, peripherals and accessories, software and professional development for schools and enterprises on the market today. The majority of our products are backed by nearly 30 years of research and development. Our website address is https://boxlight.com. Information available on our website is not a part of, and is not incorporated into, this Annual Report.
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
We pride ourselves in providing industry-leading service and support and have received numerous product awards:
•In 2023, Boxlight received multiple awards from various industry events and publications. Boxlight's Clevertouch brands were awarded three best of show awards at the ISE conference for LYNX Whiteboard, IMPACT Max and UX Pro 2. At the EdTech awards, Attention!® was named winner of the EDTech Cool Tool Award and Clevershare was a finalist in the screen mirroring software. At the 5th annual EdTech Breakthrough Awards, Boxlight received Best Technology Solution for Student Safety. Boxlight won 9 Tech and Learning Best for Back to School Awards for its MimioWall, MimioDS, MyBot Recruit, IMPACT Lux and Teacher Action! Mic., while Clevertouch by Boxlight won signage Technology of the Year for the CleverLive products.
•In 2022, Boxlight received awards from various industry publications including Overall EdTech Company of the Year in the EdTech Breakthrough Awards, Tech and Learning Best of Show for ISTELive 22, multiple awards from Tech & Learning’s Back to School Awards of Excellence, 4 awards for new products from THE Journal, multiple awards from Tech and Learning for Mimio, Clevertouch and FrontRow solutions and the Campus Technology New Product of the Year award for CleverLive digital signage.
•In 2021, Boxlight received Tech & Learning’s 2021 Awards of Excellence ‐ Best Tools for Back to School, in both Primary and Secondary levels for: MimioConnect® blended learning platform, MimioSTEM solutions, Boxlight‐EOS Professional Development Learning Solutions, and our ProColor interactive flat-panel. Clevertouch was awarded for Best Business Growth and Corporate Social Responsibility by Inavation Awards and 4 AV Awards for Product, Manufacturer, Distributor, and Channel Team of the Year.

Our Company
Boxlight Corporation was incorporated in Nevada on September 18, 2014 for the purpose of acquiring technology companies that sell interactive products into the education market. As of the date of this Annual Report, we have four subsidiaries, consisting of Boxlight Inc., a Washington State corporation, Sahara Holdings Limited, an England and Wales corporation ("Sahara"), Boxlight Latinoamerica, S.A. DE C.V. (“BLS”) and Boxlight Latinoamerica Servicios, S.A. DE C.V., (“BLA”), both BLS and BLA are incorporated in Mexico. BLS and BLA are currently inactive. Our Sahara Holding Limited subsidiary has eight directly and indirectly owned subsidiaries located in the United States, the United Kingdom, the Netherlands, Belgium, Sweden, Finland and Germany, and our subsidiary Boxlight Inc., in turn, has six directly and indirectly owned subsidiaries located in the United States, Australia, Northern Ireland, Canada and Denmark.
On December 31, 2021, we acquired FrontRow Calypso LLC, a California company and a leader in classroom and campus communication solutions for the education market.
On March 23, 2021, we acquired Interactive Concepts BV, a company incorporated and registered in Belgium and a distributor of interactive technologies and subsequently renamed to Sahara Presentation Systems (Interactive) Europe BV. The company has been our key distributor in Belgium and Luxembourg.
On September 24, 2020, we acquired Sahara., a leader in distributed AV products and a manufacturer of multi-award-winning touchscreens and digital signage products, including the globally renowned Clevertouch brand. Headquartered in the United Kingdom, Sahara and its subsidiaries have a strong presence in the EMEA interactive flat-panel display (IFPD) market selling into education, health, government, military and corporate sectors.
On April 17, 2020, we acquired MyStemKits Inc. (“MyStemKits”). MyStemKits is in the business of developing, selling and distributing 3D printable science, technology, engineering and math curriculums incorporating 3D printed project kits for education, and owns the right to manufacture, market and distribute Robo 3D branded 3D printers and associated hardware for the global education market.
On March 12, 2019, we acquired Modern Robotics Inc. (“MRI”), a company based in Miami, Florida. MRI is engaged in the business of developing, selling and distributing science, technology, engineering and math (STEM), robotics and programming solutions to the global education market.
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
On May 9, 2016, we acquired Genesis Collaboration LLC, a Georgia limited liability company (“Genesis”). Genesis, is a value-added reseller of interactive learning technologies, selling into the K-12 education market in Georgia, Alabama, South Carolina, northern Florida, western North Carolina and eastern Tennessee. Genesis also sells our interactive solutions into the business and government markets in the United States. Effective August 1, 2016, Genesis was merged into our Boxlight Inc. subsidiary.
On April 1, 2016, we acquired Mimio LLC, a Delaware limited liability company (“Mimio”). Mimio designs, produces and distributes a broad range of Interactive Classroom Technology products primarily targeted at the global K-12 education market. Mimio’s core products include interactive projectors, interactive flat-panel displays, interactive touch projectors, touch boards and MimioTeach, which can turn any whiteboard interactive within 30 seconds. Mimio’s product line also includes an accessory document camera, teacher pad for remote control and an assessment system. Manufacturing is by ODMs and OEMs in Taiwan and Mainland China. Mimio products have been deployed in over 600,000 classrooms in dozens of countries. Mimio’s software is provided in over 30 languages. Effective October 1, 2016, Mimio was merged into our Boxlight Inc. subsidiary.

The organizational structure of our companies as of the date of this Annual Report is as follows:

Legend
Ultimate Parent Company
Parent Subsidiary
Other Subsidiary
Holding Company
Trading Entity
Sales and Marketing Entity
Dormant Entity
Boxlight Corporation
Nasdaq: BOXL
a Nevada corporation
Company No. 201494766
100%
100%
100%
Sahara Holdings Limited
an England company
Company No. 03947832
Boxlight Inc.
a Washington corporation
Boxlight Latinoamerica, SA DE CV
a Mexico company
Boxlight Latinoamerica, SA Servicios SA DE CV
a Mexico company
100%
100%
100%
100%
100%
Sahara Presentation Systems Ltd
an England company
Company No. 01335211
Sahara Nordic AB
a Sweden company
Company No. 556826-003
Sahara Nordic OY
a Finland company
Company No. 24282575
(029 497 006)
Sahara Presentation Systems, Inc.
a Delaware corporation
Sahara Presentation Systems GmbH
a Germany company
Company No. HRB 85523
(5324 0001 0003 3040)
100%
100%
Clevertouch B.V.
(f.k.a. Sahara Presentation Systems B.V.)
a Dutch company
Company No. 76186458
(860538849)
Sedao Limited
an England company
Company No. 05217995
100%
Sahara Presentation Systems Europe BV
(f.k.a. Interactive Concepts BV)
a Belgium company
Reg. No. 0822.607.312
100%
100%
100%
100%
100%
100%
EOSEDU LLC
an Arizona limited liability company
FrontRow Calypso LLC
a Delaware limited liability company
Boxlight Denmark, APS
a Denmark company
Company No. DK-43244701
Boxlight Australia, PTY LTD
a Australia company
Company No. 659677808
Boxlight Canada, Inc.
a Canada company
Company No. 721079200RT0001
Boxlight Group Limited
a Northern Ireland company
Company No. NI048270

Our Markets
We believe that the global interactive technology education industry is undergoing a significant transition, as primary and secondary school districts, colleges and universities, as well as governments, corporations and individuals around the world are increasingly recognizing the importance of using technology to more effectively educate, communicate and collaborate. Across the globe, state governments along with local communities continue to make sustained investments in education.
The K-12 education sector represents one of the largest industry segments. The U.S. sector is comprised of approximately 15,600 public school districts across the 50 states and 132,000 public and private elementary and secondary schools. In addition to its size, the U.S. and certain EMEA K-12 education markets are highly decentralized and are characterized by complex content adoption processes. We believe this market structure underscores the importance of scale and industry relationships and the need for broad, diverse coverage across states, districts and schools. Even while we believe certain initiatives in the education sector, such as the Common Core State Standards, a set of shared math and literacy standards benchmarked to international standards, have increased standardization in K-12 education content, we believe significant state standard specific customization still exists, and we believe the need to address customization provides an ongoing need for companies in the sector to maintain relationships with individual state and district policymakers and expertise in state-varying academic standards.
According to a December 2023 report by FutureSource Consulting Ltd.("Futuresource"), the U.S. display market is expected to reach $44 billion by 2027. While the education sector has historically represented the majority of displays sold, growth in the corporate sector continue to outpace the education sector with sales to the corporate sector expected to reach approximately 44% of the global display market in 2027. We believe the growth in both the education and corporate sectors provides the Company with significant growth opportunities. In addition, the display market is highly fragmented allowing the Company to position itself for increased market share in each of these sectors.
Our Opportunity
Globally it is widely acknowledged that long-term economic growth is closely correlated to investment in education and educational technology, thus sustaining long-term growth in the market, even during periods of economic downturn. Further details of our solution and favorable macro-economic analysis are set forth below:
Growth in U.S. K-12 Market Expenditures
Significant resources are being devoted to primary and secondary education, both in the United States and abroad. As set forth in a December 2023 report by Futuresource, US Schools are budgeting for more IT in their classrooms.
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

New Technologies
The delivery of digital education content is also driving a substantial shift in the education market. In addition to interactive flat-panels, other technologies are being adapted for educational uses on the Internet, mobile devices and through cloud-computing, which permits the sharing of digital files and programs among multiple computers or other devices at the same time through a virtual network. We intend to be a leader in the development and implementation of these additional technologies to create effective digital learning environments.
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
Vendors are also focusing on offering choices on the course content at competitive prices to gain market share in the global e-learning space. The exponential growth in the number of smartphone users and internet connectivity across emerging markets is driving the e-learning market in these regions. The introduction of cloud-based learning and Augmented/Virtual reality mobile-based learning is likely to revolutionize the e-learning market during the forecast period.
Major vendors are introducing technology-enabled tools that can facilitate user engagement, motivate learners, and help in collaborations, thereby increasing the market share and attracting new consumers to the market. The growing popularity of blended learning that enhances the efficiency of learners will drive the growth of the e-learning market. According to an article by Futuresource in December 2023, the education market for interactive flat-panel displays is expected to comprise of 56% by 2027.
Our Portfolio of Products
We currently offer products within the following categories:
•Front-of-Class Display (Mimio and Clevertouch brands)
•FrontRow Classroom Audio and IP-based school-wide communication systems for bells, paging, intercom, and alerting
•STEM
•Educational Software & Content (Mimio Connect, LYNK Whiteboard, OKTOPUS, MimioStudio)
•Peripherals and Accessories
•Professional Development
The Boxlight portfolio of solutions is designed to create dynamic teaching, learning, and presentation experiences. When integrated, our innovative solutions provide opportunity for a holistic approach to in-person or virtual learning experiences, meetings and professional learning, campus wide communication, or any situation where presentation, interaction, or engagement occurs.
Front-of-Class Display Category
Boxlight offers a choice of Interactive Flat-Panel Displays (IFPD), Interactive Whiteboards (IWB), and Non-Interactive Flat-Panel Displays. Each comes with licensed copies of our software, access to prepared content and Professional Development modules. These present upsell opportunities for our software and Professional Development modules.

Clevertouch, IMPACT Plus
The IMPACT Plus interactive LED flat-panels deliver a truly intuitive experience and are available in four sizes 55,” 65,” 75,” and 86”. With 4K resolution, 20 points of touch and built-in collaboration screen sharing with touchback capabilities, IMPACT Plus is built with teacher requirements for a new generation of front of class displays. Running Android 8 with an optional slot in PC, Clevertouch is designed to run and fit into any technology set up. Standard features include built in line array microphones for distance learning, proximity sensors that boot up the screen or shuts down the screen when the room is not in use, built in app store with hundreds of educational apps, enhanced USB-C connectivity and device charging, cloud accounts to log into personal settings and cloud drives; built in digital signage, to display messaging a cloud-based LYNX Whiteboard for lesson planning and deployment and Snowflake software. Every screen runs Over-the-Air (OTA) updates and comes with Mobile Device Management to run diagnostics on each screen.
Clevertouch, IMPACT
The Clevertouch IMPACT is the perfect all-around solution for the modern classroom. Featuring high precision technology, LYNX Whiteboard, Cleverstore, and Snowflake – IMPACT helps save time lesson planning with lots of resources. Available in three sizes 65”, 75” and 86”, each panel is 4K with 20 points of touch, comes with an optional slot in PC and runs on Android 8. All IMACT screens have Cleverstore, which has hundreds of educational apps to keep young minds learning. Also included is the cloud-based LYNX Whiteboard for lesson planning and deployment and Snowflake software as standard. Every screen runs OTA updates and comes with Mobile Device Management to run diagnostics on each screen.
Clevertouch UX Pro
UX Pro interactive LED flat-panels are designed for the modern meeting space and are available in four sizes - 55”, 65”, 75” and 86”. With 4K resolution, 20 points of touch and built-in collaboration screen sharing with touchback capabilities, the UX Pro is built around meeting requirements with Stage software to enable remote meetings in which participants can annotate on documents, while the launcher will give instant access to favorite unified communication apps at the touch of a button. Running Android 8 with an optional slot in PC, the UX Pro is designed to run and fit into any technology set up. Key features include built-in line array microphone for meetings; proximity sensors that boot up the screen or shuts down the screen when the room is not in use; enhanced USB-C connectivity and device charging; cloud accounts to log into personal settings and cloud drives; built-in digital signage to display messages; every screen runs OTA updates and comes with Mobile Device Management to run diagnostics on each screen; and Clevershare to enable instant screen sharing through the app or dongle to engage and enhance collaboration.
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
CleverLive Digital Signage
CleverLive is a unique cloud-based cloud management platform (or CMP) for managing all Clevertouch device endpoints, designed to customize the user interface based on device functionality, CleverLive combines simplicity of use with feature rich functionality. The platform comes standard with 200+ editable templates enabling a mix of multimedia content. Features include built-in presentation creation tools for designing bespoke layouts, wayfinding screens and touch interfaces, scheduling, grouping, instant emergency messaging, and QR code creation and display for an audience interactive experience. Rounding off the unique features is the built-in Cleverstore from which users can download apps for their touch screens.
Clevertouch CM Series
The CM Series non-touch large format professional display for meeting presentations and digital signage is available in six sizes - 43′′, 49′′, 55′′, 65′′, 75′′, and 86′′. This 4K UHD, non-touch meeting room collaboration screen has wireless display connectivity and RS232 control for professional meeting room integration with control systems. The built-in Android system includes the CleverLive app for managing digital signage content of full screen capacity or can be packaged with a Clevertouch Media Player to enhance digital signage playout multimedia functionality. With 16/7 display, the CM Series has a built-in scheduler to manage on/off timing of messages, including instant messaging when needed. The CleverLive digital signage feature sets this display apart from screens in the marketplace.
Clevertouch Live Rooms
Live Rooms is a room booking solution that simplifies the meeting room booking process. Live Rooms features a 10” tablet that is manufactured with integrated room booking and digital signage software to deliver a powerful product to a busy marketplace. The tablet features red and green LED side lighting for instant availability recognition and is capable of at-the-source and calendar (O365 and ME) room booking with instant updates, to prevent booking overlaps. With analytics that identify users, rooms booked, frequencies and more, Live Rooms offers a smart room booking solution that, when not in use, can also serve as digital signage and provide instant messages for emergency alerts.
Clevertouch PRO V4
As the enterprise-level media player, the PRO V4 allows organizations to engage with their audience 24/7 or deploy dedicated messages via power scheduling for startup/shutdown and auto reboots. A slimline design, power boosting WIFI connectivity, and both HDMI and DisplayPort Outputs enables connection to multiple screens, the PRO V4 can be connected to a kiosk or UX Pro for touch interaction or a non-touch screen for feature-rich digital signage. The PRO V4 can connect to Clevertouch physical button technology for managing emergencies and instant messaging away from the CMP. With multimedia-zoned presentation playout, the PRO V4 can livestream web pages and URL KPIs, text, images, videos, posters, RSS Feeds, social media content, audio, and more.
Clevertouch PICO MK5
PICO MK 5 is a mid-range media player with 24/7 playout capability, WIFI connectivity, and is designed for multimedia-zoned presentations with text, images, videos, posters, RSS Feeds, social media content, and audio.
CleverWall
CleverWall is an all-in-one intelligent display solution, for enriched interaction in large spaces, lecture halls, meeting rooms, and more. This videowall solution is available in nine sizes – 120", 138”, 150”, 165”, 180”, 199”, 220”, 249”, and 299”, the latter three being ultra-wide options or larger spaces like lecture halls. The large displays with in-built audio system and 178-degree viewing angle create an immersive user experience that is unmatched. Its plug-and-play design – one button on/off and smart remote control – make this LED solution user-friendly. Standard features include built-in Android technology, real-time wireless screen-sharing from up to four devices simultaneously, synchronized annotating from multiple devices, and syncing with CleverLive accounts for messaging (instant and scheduled) to all displays for campus or location-wide communication.
MimioPro 4
MimioPro Series 4 adds power to any learning ecosystem – a true Connected Classroom. The MimioPro 4 is a touchscreen UHD HDR display with 20 points of touch, digital passive pen and eraser, and comes in three sizes – 65”, 75” and 86”. Its natural user interface and rich features support teachers to effectively and efficiently realize learning objectives. For example, in Windows Ink compliant applications such as Office 365, the passive digital pen draws, the eraser block erases digital ink (while cleaning the glass), and touches provide gestures without having to use the software’s user interface. The MimioPro 4 has a custom inbuilt Android 11 Launcher tailored for an interactive large screen and comes with: LYNX whiteboarding app to create and capture outcomes, share content, collaborate, and distribute ad-hoc content via cloud services through a dynamic QR code; Clevershare mirroring app used on all models of Boxlight Interactive Flat-Panel Displays that allows teachers to orchestrate up to six simultaneous displays across Windows, Chrome OS, Android and iOS, and casting of the MimioPro 4 to all the devices in a classroom; NDMS (Network Device Management Systems), a cloud-based device management system to remotely manage displays, troubleshoot, message, and schedule; and CleverStore – app store which houses curated Android applications that are safe for teachers to install onto the display.

Mimio DS Series Non-Interactive Display
The Mimio DS Series displays are high-definition displays that feature enhanced color calibration, precise picture quality adjustment, flicker-free and anti-glare viewing and are available in six sizes – 43", 55”, 65”, 75”, 86”, and 98”. The Mimio DS series runs on Android 11 with seamless OTA upgrading, includes a quad-core CPU, 4 GB of RAM, and an invisible IR receiver. Connectivity is made easy with multi-functional USB Type-C ports that enable 4K audio and video transmission, network connections, charging external devices, and provide access to external microphone and camera. The displays can be orientated vertically or horizontally and tilt up to 15-degree for easy viewing from high places. Multiple displays can daisy chain via HDMI ports, up to 3 by 3, and create a larger, unified display through screen splicing. The displays come with CleverLive management and digital signage platform for enhanced control of content on all displays.
MimioWall
MimioWall LED all-in-one display solution is designed to enrich any space, including classrooms, entryways, hallways, shared spaces, and more. Available in nine different sizes (120” - 299”) including three ultra-wide screen options, the 4K UHD Android digital display and built-in speakers provide users an exceptional and immersive experience. Key features include integrated design with no external devices; 3-in-1 board that integrates power supply, a receiving card, and hub board; smart remote-control access to settings; plug-and-play system with one button on/off; and unified hardware. MimioWall enables users to screen-share wirelessly to/from up to four devices (smartphones, tablets, laptops) simultaneously. Also comes with CleverLive digital signage platform to deliver campus- and site-wide communication of information, announcements, and emergency alerts.
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
Lyrik
The Lyrik™ amplification solution is a small yet portable system for instruction and audio media to be heard anywhere, from the classroom to the bus line, or even online. The tower has an integrated rechargeable battery and can be connected to a computer or other auxiliary audio source either directly using cables or wirelessly using Bluetooth®. Weighing less than 10 pounds, Lyrik is designed to be taken anywhere voice reinforcement is needed whether on campus or off.
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
Peripherals and Accessories
We offer a line of peripherals and accessories, mobile carts, installation accessories, and adjustable wall-mount accessories that complement our entire line of interactive LED flat-panels and audio solutions.
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
Clever Peripherals
Our Ever-growing suite of Clevertouch products includes a variety of Clever Peripherals such as OPS PC modules, which is a windows i5 and i7 modular PC, and our sensor module which plugs into the Clevertouch screens and measures temperature, humidity CO2 and air quality as well as an NFC.RFID sensor for logging into screens. In addition, we also offer our Clever Connect device that allows users to mirror directly to the screen. These and other Clever Peripherals continue to enhance the user experience of our Clevertouch displays.
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
EOS Education unique professional learning experiences are:
•Teacher-centric - We help teachers use the technology they have access to for their specific instructional purposes—we go beyond just point and click.
•Hands-on - Teachers have an opportunity to practice new technical skills during sessions.

•Differentiated - Adjusted to current skills, knowledge, and teachers’ in-classroom practices.
•Job-embedded - Grounded in day-to-day teaching to be relevant, engaging, and practical to implement.
•Student context - Introducing technology tools to students and how to engage them with purpose.
Integration Strategy
We have centralized our business management for all acquisitions through an enterprise resource planning (ERP) system which offers streamlined subsidiary integration utilizing a multi-currency platform. We have strengthened and refined the process to drive front-line sales forecasting to factory production. Through the ERP system, we have synchronized five separate accounting and customer relationship management systems through a cloud-based interface to improve inter-company information sharing and allow management of the Company to have immediate access to snapshots of the performance of each of our subsidiaries in a common currency. As we grow, organically or through acquisition, we plan to quickly integrate each subsidiary or division into the Company to allow for clearer and earlier visibility of performance to enable timely and effective business decisions.
Logistics (Suppliers)
Logistics is currently provided in the US by our Lawrenceville, Georgia facility and internationally by the Sahara team in London. Together these teams manage multiple third-party logistics partners throughout the world (3PL’s). These 3PL partners allow Boxlight to provide affordable freight routes and shorter delivery times to our customers by providing on-hand inventory in localized markets. Contract manufacturing for Boxlight products is through original design manufacturer (ODM) and original equipment manufacturer (OEM) partners according to Boxlight’s specific engineering specifications and utilizing IP developed and owned by Boxlight. Boxlight’s factories for ODM and OEM are located in the USA, Taiwan, Mainland China, Germany, and Turkey.
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
Sales and Marketing
Our sales force consists of 56 account managers in EMEA including an EMEA sales director, 41 regional account managers in the U.S. including two Vice Presidents of Sales U.S., four sales heads based in Canada, three sales heads in Northern Ireland, two in Australia, and one in Latin America. Our marketing team consists of our Vice President of Marketing Communications, a senior manager of marketing, four marketing specialist, an education specialist, and a graphic designer. Our sales force and marketing teams primarily drive sales of all Boxlight products (including our Mimio, Clevertouch, FrontRow and EOS brands) throughout North, Central and South America, Europe, the Middle East and Asia. In addition, we go to market through an indirect channel distribution model and utilize traditional value-added resellers and support them with training to become knowledgeable about the products we sell. We currently have approximately 800 resellers.
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
We are also developing our Corporate, Higher Education and Government solutions and have separate sales teams in both the U.S. and in other countries focused on these areas. Our expectation is that over time, opportunity in these areas will expand to be as large or potentially larger than our K-12 Education business.

Competition
The interactive education industry is highly competitive and characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of interactive flat-panels and interactive whiteboards. Interactive displays, since the time they were first introduced, have evolved from a high-cost technology that involves multiple components requiring professional installers, to a one-piece technology that is available at increasingly reduced-price points and affords simple installations. With lowered technology entry barriers, we face heated competition from other interactive display developers, manufacturers and distributors. We compete with other developers, manufacturers and distributors of interactive displays and personal computer technologies, tablets, television screens and smart phones, such as Smart Technologies, Promethean, ViewSonic, Dell Computers, Samsung, Panasonic and ClearTouch.
Even with these competitors, the market presents new opportunities in responding to demands to replace outdated and failing interactive displays with more affordable and simpler solution interactive displays. Our ability to integrate our technologies and remain innovative and develop new technologies desired by our current and potential new contract manufacturing customers will determine our ability to grow our contract manufacturing divisions. In addition, we have begun to see expansion in the market for sales of complementary products that work in conjunction with the interactive technology, including software, audio solutions, data capture and tablets.
Employees
As of December 31, 2023, we had the following distribution of employees:

Operations	90
Sales & Marketing	117
Administration	21
Total	228
All of our employees are full-time employees. None of our employees are represented by labor organizations. We consider our relationship with our employees to be excellent. A majority of our employees have entered into non-disclosure and non-competition agreements with us or our operating subsidiaries.
Recent Financing
On December 31, 2021, the Company and substantially all of its direct and indirect subsidiaries, including Boxlight, FrontRow, and Sahara as guarantors (together the "Loan Parties"), entered into a maximum four-year $68.5 million term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with WhiteHawk Finance LLC, as lender (the “Lender”), and WhiteHawk Capital Partners, LP, as collateral agent (“the Collateral Agent”). Under the terms of the Credit Agreement, the Company received an initial term loan of $58.5 million on December 31, 2021 (the “Initial Loan”) and obtained a delayed draw facility of up to $10 million (the “Delayed Draw”). The Initial Loan and the Delayed Draw are collectively referred to as the Term Loans. The “Term Loans” bear interest at the LIBOR rate plus 10.75%; provided that after June 30, 2022, if the Company’s Senior Leverage Ratio (as defined in the Credit Agreement) is less than 2.25, the interest rate would be reduced to LIBOR plus 10.25%. Such terms are subject to the Company maintaining a borrowing base in compliance with the Credit Agreement.
The proceeds of the Initial Loan were used to finance the Company’s acquisition of FrontRow and pay off all indebtedness owed to our then lenders. Of the Initial Loan, $8.5 million, was subject to repayment on February 28, 2022, with quarterly principal payments of $625,000 and interest payments commencing March 31, 2022, and the $40.0 million remaining balance plus any Delayed Draw loans becoming due and payable in full on December 31, 2025.
In conjunction with its receipt of the Initial Loan, the Company issued to the Lender (i) 66,022 shares of Class A common stock (the “Shares”), which Shares were registered pursuant to our existing shelf registration statement and were delivered to the Lender in January 2022, (ii) a warrant to purchase 255,412 shares of Class A common stock (subject to increase to the extent of 3% of any Series B and Series C convertible preferred stock converted into Class A common stock), exercisable at $16.00 per share (the “Warrant”), which Warrant may be subject to repricing on March 31, 2022 based on the arithmetic volume weighted average prices for the 30 trading days prior to March 31, 2022, in the event our stock is then trading below $16.00 per share, (iii) a 3% fee of $1,800,000 and (iv) a $500,000 original issue discount. In addition, the Company agreed to register for resale the shares issuable upon exercise of the Warrant. The Company also incurred agency fees, legal fees and other costs in connection with the execution of the Credit Agreement. Based on the arithmetic volume weighted average prices of the Company’s Class A common stock for the 30 trading days prior to March 31, 2022, the exercise price of the Warrant was reduced to $9.52 per share and the shares increased to 429,263. On July 22, 2022, the Company entered into a Securities Purchase Agreement with an accredited institutional investor. According to the terms of the Credit Agreement, this purchase agreement triggered a reduction of the exercise price of the Warrants. The Warrants were repriced to $8.80, and shares increased to 464,385.

In February 2022, the Lender and the Company agreed in principle to an extension of the February 2022 Payment. Pursuant to amendment to the Credit Agreement, dated April 4, 2022, the Collateral Agent and Lender agreed to extend the terms of repayment of the $8.5 million originally due on February 28, 2022 until February 28, 2023 and waive and/or otherwise extend compliance with certain other terms of the Credit Agreement in order to allow the Loan Parties adequate time to comply with such terms (the “First Amendment”). In July 2022, the Company and the Lender agreed that the notice had inadvertently included the default with respect to the failure to repay $8.5 million of the facility. As a result, notwithstanding the notice, both the Lender and the Company have agreed that the Company was not in default in making the February 2022 Payment to the Lender.

The principal elements of the First Amendment included (a) an extension of time to repay $8.5 million of the principal amount of the term loan from February 28, 2022 to February 28, 2023, and (b) forbearance on $3,500,000 in over advances until May 16, 2022 to allow the Company to come into compliance with the borrowing base requirements set forth in the Credit Agreement. In such connection, the Loan Parties have obtained credit insurance on certain key customers whose principal offices are located in the European Union and Australia as, without the credit insurance, their accounts owed to the Loan Parties had been deemed ineligible for inclusion in the borrowing base calculation primarily due to the perceived inability of the Collateral Agent to enforce security interests on such accounts. In addition, the Lender and Collateral Agent agreed to (i) reduce, through September 30, 2022, the minimum cash reserve requirement for the Loan Parties, (ii) reduce the interest rate by 50 basis points (to LIBOR plus 9.75%) after delivery of the Loan Parties’ September 30, 2023 financial statements, subject to the Loan Parties maintaining 1.75 EBITDA coverage ratio, and (iii) waive all prior Events of Default (as defined therein) under the Credit Agreement. In conjunction with this First Amendment to the Credit Agreement, the parties entered into an amended and restated fee letter (the “Fee Letter”) pursuant to which the parties agreed to prepayment premiums of (i) 5% for payments made on or before December 31, 2022, (ii) 4% for payments made between January 1, 2023 and December 31, 2023, and (iii) 2% for payments made between January 1, 2024 and December 31, 2025. Furthermore, the parties agreed that no prepayment premiums would be payable with respect to the first $5.0 million paid under the Term Loan, any payments made in relation to the $8.5 million due on or before February 28, 2023, any required amortization payments under the Credit Agreement and any mandatory prepayments by way of ECF or casualty events.

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

On June 21, 2022, the Company and substantially all of its direct and indirect subsidiaries, entered into a second amendment (the “Second Amendment”) to the Credit Agreement December 31, 2021 and as amended on April 4, 2022, with the Collateral Agent and Lender. The Second Amendment to the Credit Agreement was entered into for purposes of the Lender funding a $2.5 million delayed draw term loan and adjusting certain terms to the Credit Agreement, including adjusting the Applicable Margin (as defined in the Second Amendment) to 13.25% for LIBOR Rate Loans and 12.25% for Reference Rate Loans, increasing the definition of change of control from 33% voting power to 40% voting power, requiring the Company to engage a financial advisor, and allowing additional time, until July 15, 2022, for the Company to come into compliance with certain borrowing base requirements set forth in the Second Amendment to the Credit Agreement, among other adjustments.

On April 24, 2023, the Loan Parties entered into a third amendment (the “Third Amendment”) to the Credit Agreement, with the Collateral Agent and the Lender. The Third Amendment was entered into for purposes of the Lender funding an additional $3.0 million delayed draw term loan (the “Additional Draw”). The Additional Draw was funded on April 24, 2023, must be repaid on or prior to September 29, 2023, and is not subject to any prepayment penalties, and adjusts certain terms to the Credit Agreement, including adjusting the test period end dates and corresponding Senior Leverage Ratios (as defined in the Credit Amendment) and revising the minimum liquidity requirements that the Company must maintain compliance with pertaining to certain Borrowing Base Requirements, among other adjustments. The completion of the Additional Draw eliminates further delayed draws under the Credit Agreement. On July 20, 2023, the Company paid the $3.0 million due under the terms of the Third Amendment. There were no prepayment penalties or premiums included with this payment.

On June 26, 2023, the Loan Parties entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement with the Collateral Agent and the Lender for the sole purpose of replacing LIBOR-based rates with a SOFR-based rate. Following the Fourth Amendment, the Company’s interest rate is calculated as the Daily Simple SOFR, subject to a floor of 1%, plus the SOFR Term Adjustment and Applicable Margin, as defined in the Credit Agreement, as amended. The Fourth Amendment made no other changes to the Credit Agreement.

Effective as of March 14, 2024, the Loan Parties entered into a fifth amendment (the “Fifth Amendment”) to the Credit Agreement with the Collateral Agent and the Lender for the purpose of amending and restating the Senior Leverage Ratio and Minimum Liquidity (as defined in the Fifth Amendment), In addition, the Lender and Collateral Agent agreed to waive any actual or potential event of default that may have arisen as a result of the Loan Parties failure to comply with certain financial covenants required in the fiscal quarter ended December 31, 2023 and in the interim two-month period ended February 29, 2024. The Fifth Amendment also added additional financial reporting obligations and potentially may include certain foreign subsidiaries of Boxlight Inc. as additional guarantors under the Credit Agreement.

Although, as of the date of this report, we have been successful in obtaining a waiver from the Lender regarding the above mentioned financial covenant default, there can be no assurance that the Lender will not declare an event of default and acceleration of all of our obligations under the Credit Agreement in the event we are unable to get into full compliance with these covenants in the future. See “Item 1 Risk Factors - Risks Related to Our Business, Operations and Financial Condition - We have not complied with certain covenants, minimum liquidity and borrowing base requirements under the Credit Agreement and this could cause us to be unable to continue to operate as a going concern.”
ITEM 1A. RISK FACTORS
An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary Risk Factors
Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:
•Unfavorable global economic or political conditions, including the ongoing conflicts between Russia and Ukraine, and Israel and Hamas, may adversely affect our business, financial condition, results from operations, or the businesses of our suppliers, vendors and logistics partners;
•our inability to predict or anticipate the duration or adapt to the long-term economic and business consequences of a global pandemic linked to the COVID-19 pandemic or any future pandemics;
•our inability to predict or adapt to the unstable market and economic conditions of the global economy;
•our ability to continue to attract and retain customers;
•our ability to sell additional products and services to customers;
•our ability to raise funds in a timely fashion and successfully manage cash flow needs and financing plans;
•our ability to successfully maintain a competitive position in our industry and market;
•our ability to manage our business and sell our products within a changing and evolving industry environment;
•our ability to locate and leverage potential growth opportunities;
•our ability to achieve expected technological advances by us or by third parties and our ability to leverage them;
•our ability to integrate our business acquisitions fully and successfully into Boxlight’s existing business and platform;
•the effects of future regulation; and
•our ability to protect and monetize our intellectual property.
Risks Related to Our Business, Operations and Financial Condition
We have not complied with certain covenants, minimum liquidity and borrowing base requirements under the Credit Agreement and this could cause us to be unable to continue to operate as a going concern.
As mentioned before, we have been unable to comply with certain covenants under our Credit Agreement with the Lender. Although, to date, we have been successful in obtaining forbearance agreements with respect to these matters and avoid defaults under the agreement, there can be no assurance that the lender will not declare an event of default and acceleration all of our obligations under the Credit Agreement in the event we are unable to get into full compliance with these covenants in the future. We are considering various alternatives to potentially refinancing such indebtedness. We believe that our ability to do so will require an improvement of our 2023 financial performance in 2024. In addition, there is no assurance that we will refinance the indebtedness, so if so, the terms will be favorable to us. Additionally, we have disclosed this in our periodic reports filed with the SEC that there is substantial doubt about our ability to continue as a going concern.
We have a substantial amount of indebtedness bearing interest at a variable rate, which may adversely affect our cash flow and our ability to operate our business.
We have a significant amount of indebtedness. As of December 31, 2023, we have approximately $43 million of indebtedness outstanding, all of which is secured. Our substantial amount of indebtedness could have important consequences. For example, it could:

•increase our vulnerability to adverse economic, industry or competitive developments;
•result in an event of default if we fail to satisfy our obligations with respect to our Credit Agreement or which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such debt;
•require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use cash flow to fund our operations, capital expenditures and future business opportunities;
•limit our ability to service our indebtedness;
•limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or general corporate purpose;
The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations or prospects.
In addition, borrowings under the Credit Agreement bear interest at variable rates. If these rates were to increase significantly, the risk related to our substantial indebtedness would intensify. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection for this risk.
Unfavorable global economic or political conditions, including the ongoing conflict between Russia and Ukraine, and Israel and Hamas may adversely affect our business, financial condition, or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. The March 2023 failure of Silicon Valley Bank and its potential near- and long-term effects on the overall banking industry, may also adversely affect our operations and stock price. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine.
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

Further, in October 2023, a military conflict commenced between Israel and Hamas. It is not possible to predict the broader or longer-term consequences of these conflicts, which could include further sanctions, embargoes, regional instability, energy shortages, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from these new challenges. We may also be the subject of increased cyber-attacks. While currently the countries involved in these conflicts do not constitute a portion of our business, a significant escalation or expansion of economic disruption or the conflicts' current scope could have a material adverse effect on our results of operations.
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
There is also a risk of reduced borrowing with our factoring and purchase order financing facilities, as well as the risk of inability to raise additional capital.
We generate a substantial portion of our revenue from the sale of our display products, and any significant reduction in sales of these products would materially harm our business.
For the year ended December 31, 2023, we generated approximately 78% of our revenues from sales of our interactive display products, consisting of interactive flat-panels and whiteboards. A decrease in demand for our interactive displays would significantly reduce our revenue. If any of our competitors introduces attractive alternatives to our interactive displays, we could experience a significant decrease in sales as customers migrate to those alternative products.

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
Our working capital requirements and cash flows have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on a number of factors. Factors which could result in cash flow fluctuations include:
•the level of sales and the related margins on those sales;
•the collection of receivables;
•the timing and size of purchases of inventory and related components; and
•the timing of payment on payables and accrued liabilities.
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
The majority of our revenue has been derived from sales to the education market. Our business strategy contemplates expanding our sales in both the education market, as well as the business and government training sectors. However, to date, there has not been widespread adoption of interactive displays and collaboration solutions in the business and government market, and these solutions may fail to achieve wide acceptance in this market. Successful expansion into the business and government markets will require us to augment and develop new distribution and reseller relationships, and we may not be successful in developing those relationships. In addition, widespread acceptance of our interactive solutions may not occur due to lack of familiarity with how our products work, the perception that our products are difficult to use and a lack of appreciation of the contribution they can make in the business and government markets. In addition, the Boxlight brands are less recognized in these markets as compared to the education market. A key part of our strategy to grow in the business and government market is to develop strategic alliances with companies in the unified communications and collaboration sector, and there can be no assurance that these alliances will help us to successfully grow our sales in this market.
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
As a result of the high levels of penetration in developed markets, the education market for interactive displays in the U.S., U.K. and Australia may have reached saturation levels. Future sales growth in those markets and other developed markets with similar penetration levels may, as a result, be difficult to achieve, and our sales of interactive displays may decline in those countries. If we are unable to replace the revenue and earnings, we have historically derived from sales of interactive displays to the education market in these developed markets, whether through sales of additional products, sales in other underserved markets, such as Africa, Latin America, and Asia, sales in the business and government market or otherwise, our business, financial condition and results of operations may be materially adversely affected.

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
Our suppliers may not be able to always supply components or products to us on a timely basis and on favorable terms, and as a result, our dependency on third-party suppliers has adversely affected our revenue and may continue to do so.
We do not manufacture any of the products we sell and distribute and, therefore, rely on our suppliers for all products and components and depend on obtaining adequate supplies of quality components on a timely basis with favorable terms. Some of those components, as well as certain complete products that we sell are provided to us by only one key supplier or contract manufacturer. We are subject to disruptions in our operations if our sole or limited supply contract manufacturers decrease or stop production of components and products, or if such suppliers and contract manufacturers do not produce components and products of sufficient quantity. Alternative sources for our components are not always available. Many of our products and components are manufactured overseas, so they have long lead times, and events such as local disruptions, natural disasters or political conflict may cause unexpected interruptions to the supply of our products or components. In addition, we do not have written supply agreements with our suppliers. Although we are endeavoring to enter into written agreements with certain of our suppliers, we cannot assure that our efforts will be successful. Furthermore, the Company may experience materially adverse impacts on its supply chain in the event of sanctions or shipping embargoes caused by any conflict, war, or pandemics.
We rely on highly skilled personnel, and, if we are unable to attract, retain or motivate qualified personnel, we may not be able to operate our business effectively.
Our success depends in large part on continued employment of senior management and key personnel who can effectively operate our business, as well as our ability to attract and retain skilled employees. Competition for highly skilled management, technical, research and development and other employees is intense in the high-technology industry, and we may not be able to attract or retain highly qualified personnel in the future. In making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the equity awards they would receive in connection with their employment. Our long-term incentive programs may not be attractive enough or perform sufficiently to attract or retain qualified personnel.

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
In addition, our resellers and most of our distributors are not contractually required to sell our products exclusively and may offer competing interactive display products, and therefore we depend on our ability to establish and develop new relationships and to build on existing relationships with resellers and distributors. We cannot ensure that our resellers and distributors will act in a manner that will promote the success of our products. Factors that are largely within the control of those resellers and distributors but are important to the success of our products include:
•the degree to which our resellers and distributors actively promote our products;
•the extent to which our resellers and distributors offer and promote competitive products; and
•the quality of installation, training and other support services offered by our resellers and distributors.
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
An information security incident, including a cybersecurity breach, could have a negative impact to the Company’s business or reputation.
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
Sales outside the US represented 49% of our revenues for the year ended December 31, 2023. We have committed, and may continue to commit, significant resources to our international operations and sales and marketing activities.
Our significant foreign operations subject us to several risks related to these international business activities that may increase costs, lengthen sales cycles and require significant management attention. International operations carry certain risks and associated costs, such as the complexities and expense of administering a business abroad, complications in compliance with, and unexpected changes in regulatory requirements, foreign laws, international import and export legislation, trading and investment policies, exchange controls, tariffs and other trade barriers, difficulties in collecting accounts receivable, potential adverse tax consequences, uncertainties of laws, difficulties in protecting, maintaining or enforcing intellectual property rights, difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs, and other factors, depending upon the country involved. Moreover, local laws and customs in many countries differ significantly and compliance with the laws of multiple jurisdictions can be complex, difficult and costly. We cannot ensure that risks inherent in our foreign operations will not have a material adverse effect on our business.
We must comply with the Foreign Corrupt Practices Act.
We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery of or other prohibited payments to foreign officials for the purpose of obtaining or retaining business and requires that we maintain adequate financial records and internal controls to prevent such prohibited payments. Our international operations are managed by the Sahara team who are required to comply with the U.K. Bribery Act 2010 which goes further than current U.S. legislation where the Bribery Act is not limited to foreign officials but also includes customers and includes all form of inducement and incentives; the same standard is expected of all our Sahara employees of other European countries where similar legislation is in force under EU-Law Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur in countries where we do business. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new business, which would put us at a disadvantage. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.
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
Certain of our subsidiaries provide products to and may from time to time undertake certain significant transactions with us and our other subsidiaries in different jurisdictions. In general, cross-border transactions between related parties and, in particular, related party financing transactions, are subject to close review by tax authorities. Moreover, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules that require all transactions with nonresident related parties to be priced using arm’s-length pricing principles and require the existence of contemporaneous documentation to support such pricing. A tax authority in one or more jurisdictions could challenge the validity of our related party transfer pricing policies. If in the future any taxation authorities are successful in challenging our financing or transfer pricing policies, our income tax expense may be adversely affected and we could become subject to interest and penalty charges, which may harm our business, financial condition and operating results.
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
Our reporting currency is the U.S. dollar. Sahara consolidates results using the British pound (with principal functional currencies in British pound, Euro and U.S. dollar) and Boxlight Latin America uses the Mexican Peso as functional currency to report revenue and expenses. As a result, we will be exposed to foreign exchange rate fluctuations when we translate the financial statements of our group companies into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of any of the group companie's financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we may have certain monetary assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. To the extent the U.S. dollar strengthens or weakens against the certain foreign currencies then the translation of foreign currency denominated transactions will result in a change to reported revenue, operating expenses and net income for subsidiary operations. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge fully our exchange rate risks.
We monitor our foreign exchange exposures, and these activities mitigate, but do not eliminate, our exposure to exchange rate fluctuations. As a result, exchange rate fluctuations may materially adversely affect our operating results in future periods.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and results of operations.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. Any such volatility and disruptions may have adverse consequences on us or the third parties upon whom we rely.

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
In addition to patents, we will rely on a combination of copyrights, trademarks, trade secrets and other related laws and confidentiality procedures and contractual provisions to protect, maintain and enforce our proprietary technology and intellectual property rights in the United States, the United Kingdom, Mexico, Australia, Malaysia, Canada, Turkey Sweden, Finland, Germany, Holland, and China. However, our ability to protect our brands by registering certain trademarks may be limited. In addition, while we will generally enter into confidentiality and nondisclosure agreements with our employees, consultants, contract manufacturers, distributors and resellers and with others to attempt to limit access to and distribution of our proprietary and confidential information, it is possible that:
•misappropriation of our proprietary and confidential information, including technology, will nevertheless occur;
•our confidentiality agreements will not be honored or may be rendered unenforceable;
•third parties will independently develop equivalent, superior or competitive technology or products;

•disputes will arise with our current or future strategic licensees, customers or others concerning the ownership, validity, enforceability, use, patentability or registrability of intellectual property; or
•unauthorized disclosure of our know-how, trade secrets or other proprietary or confidential information will occur.
•we cannot assure that we will be successful in protecting, maintaining or enforcing our intellectual property rights. If we are unsuccessful in protecting, maintaining or enforcing our intellectual property rights, then our business, operating results and financial condition could be materially adversely affected, which could:
•adversely affect our relationships with current or future distributors and resellers of our products;
•adversely affect our reputation with customers;
•be time-consuming and expensive to evaluate and defend;
•cause product shipment delays or stoppages;
•divert management’s attention and resources;
•subject us to significant liabilities and damages;
•require us to enter into royalty or licensing agreements; or
•require us to cease certain activities, including the sale of products.
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
The markets in which we will compete are characterized by the existence of many patents and trade secrets and also by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Also, third parties may make infringement claims against us that relate to technology developed and owned by one of our suppliers for which our suppliers may or may not indemnify us. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations and determining the extent of such obligations could require additional litigation. Claims of intellectual property infringement against us or our suppliers might require us to redesign our products, enter into costly settlements or license agreements, pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing or selling our products or services. If we cannot or do not license the infringed intellectual property on reasonable terms or at all, or substitute similar intellectual property from another source, our revenue and operating results could be adversely impacted. Additionally, our customers and distributors may not purchase our offerings if they are concerned that they may infringe third-party intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and cause us to incur significant expenses. The occurrence of any of these events may have a material adverse effect on our business, financial condition and operating results.

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

Because our Class A common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. At present, we are in the initial period of 180-day compliance period provided by Nasdaq relating to our failure to maintain the $1.00 minimum bid price requirement. On February 29, 2024, we received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq notifying us that based upon the closing bid price for the last 30 consecutive business days, we no longer meet the Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). We have been provided an initial period of 180 calendar days, or until August 26, 2024, to regain compliance with the Bid Price Rule. If we are not in compliance with the Bid Price Rule by August 26, 2024, we may be afforded a second 180 calendar day period to regain compliance.
We will continue to actively monitor the closing bid price of our Class A common stock and will evaluate available options, including, without limitation, seeking to effect a reverse stock split, in order to resolve the deficiency and regain compliance with the Bid Price Rule. If we fail to regain compliance, or otherwise violate or fail to meet any Nasdaq listing requirements, our Class A common stock may be delisted. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our Class A common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our Class A common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Class A common stock. In the event our stock is delisted from Nasdaq, whether by choice or otherwise, the delisting of our Class A common stock could significantly impair our ability to raise capital and stockholder value.
Future sales of our Class A common stock could adversely affect our share price, and any additional capital raised by us through the sale of equity or convertible debt securities may dilute your ownership in our securities and may adversely affect the market price of our Class A common stock.
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
The market price of our Class A common stock may be highly volatile and subject to wide fluctuations. In 2023, the price of our Class A common stock declined from $2.48 on January 3, 2023 to $1.07 per share on December 29, 2023. As of March 8, 2024, our Class A common stock closed at $0.92 per share. In addition, our financial performance, government regulatory action, tax laws and market conditions in general, including the ongoing COVID-19 pandemic and conflicts between Ukraine and Russia, and Israel and Hamas, and their resulting impact on the economy at large, could have a significant impact on the future market price of our Class A common stock. Some of the factors that could negatively affect our share price or result in fluctuations in the price of our common stock include:
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our Class A common stock or the stock of other companies in our industry;
•the failure of analysts to cover our Class A common stock;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidance, interpretations or principles;
•announcements by third parties or governmental entities of significant claims or proceedings against us;
•new laws and governmental regulations, or other regulatory developments, applicable to our industry;
•changes in general conditions in the United States and global economies or financial markets, including both social and economic conditions resulting from the ongoing COVID-19 pandemic and, conflicts between Ukraine and Russia, and Israel and Hamas, war, incidents of terrorism or responses to such events;
•changes in government spending levels on education;
•changes in key personnel;
•sales of common stock by us, members of our management team or our stockholders;
•the granting or exercise of employee stock options or other equity awards;
•the volume of trading in our Class A common stock; and
•the realization of any risks described in this Item 1A under the caption “Risk Factors”.
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
Our Articles of Incorporation authorize the issuance of common stock and preferred stock. Each share of Class A common stock entitles the holder to one vote on all matters to be voted upon by stockholders, and the Class B common stock has no vote, except as required by law. In addition, the Board has the authority to issue additional shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The ability of our Board to issue additional shares of preferred stock could make it more difficult for a third-party to acquire a majority of our voting stock. Other provisions of our Bylaws also may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could have an adverse effect on the market price of our Class A common stock.
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
Pursuant to Sarbanes-Oxley Act of 2002, our management is required to report on the effectiveness of our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
As a regular part of our ordinary business operations, we collect and store data, including information necessary for our operations, information from our customers, employees, and our business partners. We recognize these networks and systems may be subject to increasing and continually evolving cybersecurity risks. Our Board is responsible for overseeing risk management and Cybersecurity is an integral part of the Company's overall risk management program. Our risk management process is designed to identify, prioritize, and monitor risks that could affect our ability to execute our corporate strategy and fulfill our business objectives and to appropriately mitigate such risks.
As part of our risk management processes, we are developing risk assessments to identify the probability, immediacy, and potential magnitude of information security risks. Our internal experts regularly conduct audits and tests of our information systems, and our cybersecurity program is periodically assisted by established, independent third-party consultants, who provide assistance through tabletop and other preparedness exercises. Additionally, we review regular publications on cyber awareness and conduct ongoing simulated phishing exercises. We use the findings from these and other processes to improve our information security practices, procedures and technologies.
While we have not yet experienced any material impacts from a cyber-attack, any one or more future cyber-attacks could materially adversely impact the Company, including a loss of trust among our customers, departures of key employees, general diminishment of our global reputation and financial losses from remediation actions, loss of business or potential litigation or regulatory liability. Further, evolving market dynamics are increasingly driving heightened cybersecurity protections and mandating cybersecurity standards for our products, and we may incur additional costs to address these increased risks and to comply with such demands.

ITEM 2. PROPERTIES
Our corporate headquarters is located at 2750 Premiere Parkway, Duluth, GA, 30097 in an office space of approximately 12,000 square feet, for which we pay approximately $23,000 per month as rent pursuant to a rental agreement expires on August 31, 2027. Our corporate headquarters house our administrative offices. The Company leases warehouse space in Lawrenceville, GA, for approximately $13,000 per month. This warehouse space rental agreement will expire on April 30, 2028.
We also maintain offices in Scottsdale, Arizona and Utica, NY in the U.S., and in Dartford, London, Leeds and Livingston and Belfast in the U.K. for sales, marketing, technical support and service staff. In addition, we also maintain sales, marketing and technical support offices in Apeldoorn, Netherlands, Anzegem, Belgium, Helsinki, Finland, Oskarshamn Kalmar, Sweden, and Düsseldorf, Germany.
On August 9, 2023 the Company signed a lease agreement for 15 years for approximately 32,000 feet of space for its new Sahara headquarters in the U.K.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock commenced trading on the Nasdaq under the symbol “BOXL” on November 30, 2017. Prior to that time, our common stock was not traded on any exchange or quoted on any over the counter market.
Holders
As of March 8, 2024, we had 378 holders of record of our class A common stock and 9,728,465 shares of Class A common stock issued and outstanding.
Dividends
We have never paid cash dividends on our Class A common stock. Holders of our Class A common stock are entitled to receive dividends, if any, declared and paid from time to time by the Board out of funds legally available. At present, we intend to retain any earnings for the operation and expansion of our business and do not anticipate paying cash dividends on our Class A common stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and other factors that our board of directors may consider.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Incentive Plans
The Company has issued grants under two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which a total of 798,805 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 625,000 shares of the Company’s Class A common stock have been approved for issuance. Upon approval of the 2021 Plan in June 2021, any shares remaining for issuance under the 2014 Plan were cancelled, and all future grants were issued under the 2021 Plan. The 2021 Plan allows for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights or otherwise, to the Company’s officers, directors, employees and consultants. As of December 31, 2023, a total of approximately 650 shares remained available for issuance under the 2021 Plan.
The following table provides information as of December 31, 2023 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	755,745	$5.88	650
Equity compensation plans not approved by security holders (2)	1,386,002	$6.57	-
Total	2,141,747	$6.34	650
__________________________________________
(1)Includes 340,675 equity incentive grants issued to Sahara employees in conjunction with our acquisition of Sahara Presentation Systems.
(2)Includes warrants issued to Dynamic Capital, Whitehawk, Ryan Legudi and a third-party investor.

Recent Sales of Unregistered Securities
None
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
ITEM 6. [Reserved]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis ("MD&A") should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.
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
Overview
We are a technology company that develops, sells and services interactive solutions predominantly for the global education market, but also for the corporate and government sectors. We are seeking to become a worldwide leading innovator and integrator of interactive products and software solutions and improve collaboration and effective communication in meeting environments. We currently design, produce and distribute interactive technologies including our interactive and non-interactive flat-panel displays, LED video walls, media players, classroom audio and campus communication, cameras and other peripherals for the education market and non-interactive solutions including flat-panels, LED video walls and digital signage. We also distribute STEM products, including our 3D printing and robotics solutions, and our portable science lab. All products are integrated into our classroom software suite that provides tools for whole class learning, assessment and collaboration. In addition, we offer professional training services related to our technology to our U.S. educational customers. To date, we have generated the majority of our revenue in the U.S. and internationally from the sale of interactive displays and related software to the educational market. We have sold our solutions into over 70 countries and into over 1.5 million classrooms and meeting spaces. We sell our products and software through more than 1,000 global reseller partners. We believe we offer the most comprehensive and integrated line of interactive display solutions, audio products, peripherals and accessories, software and professional development for schools and enterprises on the market today. The majority of our products are backed by nearly 30 years of research and development.
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
•Staff reductions – consolidating resources, such as accounting, marketing and human resources.
•Economies of scale – improved purchasing power with a greater ability to negotiate prices with suppliers.
•Improved market reach and industry visibility – increase in customer base and entry into new markets.
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
Cost of revenue
Our cost of revenue is comprised of the following:
•third-party logistics costs;
•costs to purchase components and finished goods directly;
•inbound and outbound freight costs and duties;
•costs associated with the repair of products under warranty;
•write-downs of inventory carrying value to adjust for excess and obsolete inventory and periodic physical inventory counts;
•cost of professionals to deliver the professional development training; and
•customs expense.

We outsource some of our warehouse operations and order fulfillment and we purchase products from related entities and third parties. Our product costs vary directly with volume and based on the costs of underlying product components as well as the prices we negotiate with our contract manufacturers. Shipping costs fluctuate with volume as well as with the method of shipping chosen in order to meet customer demand. As a global company with suppliers centered in Asia and customers located worldwide, we have used, and may in the future use, air shipping to deliver our products directly to our customers. Air shipping is more costly than sea or ground shipping or other delivery options and it is rarely used as a result. The Company did not experience material delays in shipping during 2023 or 2022 that materially negatively impacted our revenues.
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
Income tax expense
We are subject to income taxes in the United States, Canada, United Kingdom, Mexico, Sweden, Finland, Holland, Australia, Denmark and Germany where we do business. The United Kingdom, Mexico, Sweden, Finland, Holland and Germany, Australia, Canada and Denmark have a statutory tax rate different from that in the United States. Additionally, certain of our international earnings are also taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.
Operating Results – Boxlight Corporation
For the years ended December 31, 2023 and 2022
Revenues. Total revenues for the year ended December 31, 2023 were $176.7 million as compared to $221.8 million for the year ended December 31, 2022, resulting in a 20.3% decrease. The decrease in revenues was primarily a result of softening world-wide demand for our products and solutions in both the U.S. and EMEA markets.

Cost of Revenues. Cost of revenues for the year ended December 31, 2023 was $113.4 million as compared to $156.9 million for the year ended December 31, 2022, resulting in a 27.7% decrease. The decrease in cost of revenues was primarily due to more favorable material and shipping cost and the decrease in revenues.
Gross Profit. Gross profit for the year ended December 31, 2023 was $63.3 million as compared to $64.9 million for the year ended December 31, 2022. Gross profit margin improved to 35.8% for the year ended December 31, 2023 compared to 29.2% for the year ended December 31, 2022 due to audio products comprising a greater percentage of total sales, which carry higher margins, and decreases in manufacturing and shipping cost.
General and Administrative Expense. General and administrative expense for the year ended December 31, 2023 was $61.3 million and 34.7% of revenue as compared to $59.3 million and 26.8% of revenue for the year ended December 31, 2022. The increase primarily relates to an increase in personnel related expenses to support the growth of the business in certain markets.
Research and Development Expense. Research and development expense was $3.2 million or 1.8% of revenue for the year ended December 31, 2023 as compared to $2.5 million or 1.1% of revenue for the year ended December 31, 2022. Research and development expense primarily consists of costs associated with development of proprietary technology. The increase in research and development expense was primarily driven by an increase in contract services related to software development.
Impairment of Goodwill. Impairment of goodwill for the year ended December 31, 2023 was $25.2 million and related to both the Americas and EMEA reporting segments. There was no impairment of goodwill for the year ended December 31, 2022.
Other Expense, net. Other expense for the year ended December 31, 2023 was $11.0 million as compared to $6.7 million for the year ended December 31, 2022. Other expense increased by $4.2 million, due to a $2.3 million decrease in fair value of derivative liabilities, $0.9 million increase in interest expense, and $0.9 million decrease from the settlement of liabilities in the prior year that did not recur in the current year.
Net Loss. Net loss attributable to common shareholders was $40.4 million and $5.0 million for the years ended December 31, 2023 and 2022, respectively, after deducting fixed dividends to Series B preferred shareholders of $1.3 million in each year.
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
EBITDA represents net loss before income tax expense, interest expense, net, and depreciation and amortization expense. Adjusted EBITDA represents EBITDA, adjusted for stock compensation expense and changes in fair value of derivative liabilities, purchase accounting impact for fair valuing inventory and deferred revenue, net gain on settlement of debt, and impairment of goodwill. Our management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of our business model. We use these non-GAAP financial measures to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. We find this especially useful when reviewing results of operations, which include large non-cash amortizations of intangibles assets from acquisitions. Investors should consider our non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.
The following table contains reconciliations of net losses to EBITDA and adjusted EBITDA for the periods presented.

Reconciliation of net loss for the years ended
December 31, 2023 and 2022 to EBITDA and Adjusted EBITDA

(in thousands)	2023	2022
Net loss	$(39,156)	$(3,743)
Depreciation and amortization	8,859	9,129
Interest expense	10,840	9,923
Income tax expense	1,866	49
EBITDA	$(17,591)	$15,358
Stock compensation expense	3,131	3,313
Change in fair value of derivative liabilities	(267)	(2,591)
Purchase accounting impact of fair valuing inventory	448	1,496
Purchase accounting impact of fair valuing deferred revenue	1,649	2,229
Net gain on settlement of debt	—	(856)
Impairment of Goodwill	25,195	—
Adjusted EBITDA	$12,565	$18,949
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
We have been very proactive, and will continue to be proactive, in obtaining contracts during the fourth and first quarters of each year in order to help offset the seasonality of our business.
Liquidity and Capital Resources
As of December 31, 2023, we had cash and cash equivalents of $17.3 million, a working capital balance of $54.1 million, and a current ratio of 2.17. At December 31, 2022, we had $14.6 million of cash and cash equivalents, a working capital balance of $62.8 million, and a current ratio of 2.29.

For the years ended December 31, 2023 and 2022, we had net cash provided by operating activities of $11.6 million and $1.2 million, respectively. Cash provided by operating activities increased year over year as a result of a change in working capital management. We had net cash used in investing activities of $1.3 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively. Cash used in investing activities is primarily related to purchases of property and equipment. For the years ended December 31, 2023 and 2022, we had net cash used in financing activities of $8.0 million and $5.1 million, respectively. Cash used for financing activities for the year ended December 31, 2023 is primarily related to principal payments on debt of $6.8 million, and $1.3 million in payments of fixed dividends to our Series B preferred shareholders, and stock option exercise proceeds of $13 thousand. Cash used by financing activities for the year ended December 31, 2022 was primarily related to principal payments on debt, and payments of fixed dividends to our Series B preferred shareholders, partially offset by net proceeds of issuance of common stock, and proceeds from long-term debt and stock option exercises.

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

In addition to the cash flows generated by our ongoing operating activities we financed our operations during 2023 and 2022 with our Credit Facility with Whitehawk. Prior to April 24, 2023, we maintained a delayed draw term loan of which we had $7.5 million available. On April 24, 2023, we borrowed $3.0 million on our delayed draw term loan that was used for working capital purposes. The completion of the additional draw eliminates further draws under the term loan agreement. The $3.0 million was repaid during the third quarter of 2023.

To the extent not previously converted into the Company’s Class A common stock, the outstanding shares of our Series B preferred stock became redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 upon, 30 days’ prior written notice to the Company, for a redemption price, payable in cash, equal to the sum of (a) ($10.00) multiplied by the number of shares of Series B preferred stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. We may be required to seek alternative financing arrangements or restructure the terms of the agreement with the Series B preferred shareholders on terms that are not favorable to us if cash and cash equivalents are not sufficient to fully redeem the Series B preferred shares. We are currently evaluating alternatives to refinance or restructure the Series B preferred shares including extending the maturity of the Series B preferred shares beyond the current optional conversion date.

Given the uncertainty surrounding global supply chains, global markets, and general global uncertainty as a result of the ongoing conflict between Russia and Ukraine and Israel and Hamas and the continuing COVID-19 pandemic, the availability of debt and equity capital has been reduced and the cost of capital has increased. Furthermore, recent adverse developments affecting the financial services industry including events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions may lead to market-wide liquidity problems. This in turn could result in a reduction in our ability to access funding sources and credit arrangements in amounts adequate to finance our current and future business operations. Increasing our capital through equity issuance at this time could cause significant dilution to our existing stockholders. However, while there can be no guarantee we will be able to access capital when needed, we are confident that the Company will be able to manage through the current challenges in the equity and debt finance markets by managing payment terms with our customers and vendors.

Cash and cash equivalents, along with anticipated cash flows from operations, may not provide sufficient liquidity for our working capital needs, debt service requirements or to maintain minimum liquidity requirements under our Credit Agreement, and we may need to raise capital to meet current working capital requirements including maintaining sufficient inventory levels to meet future sales demand.

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

The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at December 31, 2023. Although on March 14, 2024, the Loan Parties entered into the Fifth Amendment with the Collateral Agent and the Lender mainly for the purpose of (1) amending and restating the Senior Leverage Ratio and Minimum Liquidity (as defined in the Fifth Amendment), and (2) waiving any Event of Default that may have arisen directly as a result of the Financial Covenant Default (as defined in the Fifth Amendment), there can be no assurance that the Lender will not declare an event of default and acceleration of all of our obligations under the Credit Agreement in the event we are unable to get into full compliance with these covenants in the future. Following the Fifth Amendment to the Credit Agreement, the Senior Leverage ratio increased to 6.00 at March 31, 2024, remained at 2.00 at June 30, 2024 and 1.75 thereafter. Because of the significant decreases in the required Senior Leverage Ratio within the next twelve months, the Company’s current forecast projects the Company may not be able to maintain compliance with this ratio. These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

In view of this matter, continuation as a going concern is dependent upon the Company’s ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-

compliance with the Senior Leverage Ratio, or refinance its Credit Agreement with a different lender on a basis with more favorable terms. The Company is actively working to refinance its debt with new lenders on terms more favorable to the Company. While the Company is confident in its ability to refinance its existing debt, it does not have written or executed agreements as of the issuance of this Form 10-K. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. We believe we have a good working capital relationship with our current lender. However, there can be no assurance that the Company will be successful in refinancing its debt, or on terms acceptable to the Company.

Recent Financing
See Note 9 to the consolidated financial statements.
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
3.Share-based Compensation
4.Derivative Warrant Liabilities
5.Income Taxes
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
Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No material impairments of intangible assets have been identified during any of the periods presented. Intangible assets are tested for impairment on an annual basis, and between annual tests if indicators of potential impairment exist using an undiscounted cash-flow approach.
The Company's annual impairment testing date normally occurs as of October 1, which facilitates the overall coordination and timing of our annual financial statement close cycle and the preparation of our annual report. During the year ended December 31, 2023, due to triggering events, the Company performed Goodwill testing as of June 30, September 30, and December 31, 2023.
As of June 30, 2023, we determined that a triggering event had occurred as a result of our market capitalization that suggested one or more of the reporting units may have fallen below the carrying amounts. In addition, changes in our reporting segments resulted in a change in the composition of our reporting units. As a result of these changes, we determined the Company had two reporting units for purposes of testing based upon entities that comprise the Americas and EMEA reporting segments. For purposes of impairment testing, we allocated goodwill to the reporting units based upon a relative fair value allocation approach and assigned approximately $22.4 million and $2.8 million of goodwill to the Americas and EMEA reporting units, respectively.

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

As of September 30, 2023, due to further declines in the Company’s market capitalization and a reduction in cash-flows resulting from continued softening in the industry leading to a reduction in sales from interactive flat-panel displays, the Company determined that a triggering event had occurred.

As of September 30, 2023, the Company performed an interim goodwill impairment test as a result of the triggering event identified. The Company’s methodology for estimating fair value was consistent with the income and market approaches used as of June 30, 2023. Certain estimates and assumptions, including the Company’s operating forecast for 2023 and future periods, were revised based on current industry and Company trends. For the three and nine months ended September 30, 2023, the Company recorded goodwill impairment charges of $10.4 million and $2.8 million to the Americas and EMEA reporting units, respectively.

As of December 31, 2023, the Company performed goodwill impairment testing as a result of another triggering event identified. The Company’s methodology for estimating fair value was consistent with the income and market approaches used as of June 30, 2023 and September 30, 2023. Certain estimates and assumptions, including the Company’s operating forecast for 2023 and future periods, were further revised based on current industry and Company trends. For the year ended December 31, 2023, the Company recorded goodwill impairment charges of $22.4 million and $2.8 million in the Americas and EMEA reporting units, respectively, which also represents total accumulated goodwill impairment charges for each reporting unit.
SHARE-BASED COMPENSATION
The Company estimates the fair value of each stock option compensation award at the grant date by using the Black-Scholes option pricing model; the fair value of each restricted stock unit awarded is the market price of the underlying shares at the date of grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. Accordingly, stock compensation expense is recognized based on the estimated fair value of the awards which is amortized as compensation expense on a straight-line basis over the vesting period. Total expense related to the award is reduced by the fair value of the options that are forfeited by the employees that leave the Company prior to vesting as they occur.

DERIVATIVE WARRANT LIABILITIES
The Company classifies common stock purchase warrants as equity if the contracts (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions as either an asset or a liability. The Company assesses the classification of its freestanding derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
47

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee of Boxlight Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Boxlight Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has identified certain conditions relating to its outstanding debt and Series B Preferred Stock that are outside the control of the Company. In addition, the Company has generated recent losses. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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
We identified the quantitative impairment test of goodwill as a critical audit matter. The principal considerations for that determination included the judgment involved in assessing management’s impairment test of goodwill due to the measurement uncertainty involved in determining the fair value of equity for the reporting units. In particular, the fair value estimates are sensitive to changes in assumptions such as discount rates, expected future cash flows, long-term growth rates, and comparable company earnings multiples.
The primary procedures we performed to address this critical audit matter included:
•We obtained an understanding of management’s process for assessing goodwill impairment and performing the qualitative goodwill impairment test, including management’s process for developing assumptions used in the income and market approaches to estimate the fair value of reporting units.
•We evaluated management’s revenue growth rates, margins, and cash flows to current industry and economic trends, while also considering the current and future business, customer base, and product mix.
•We assessed management’s process for estimating revenue growth and margins by comparing past projections to actual performance.
•With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the models, valuation methodology, and significant assumptions used in the income and market approaches to estimate the fair values.
•We tested management’s reconciliation of the fair value of equity of the reporting units to the market capitalization of the Company.
/s/ FORVIS, LLP
We have served as the Company’s auditor since 2018.
Atlanta, Georgia
March 14, 2024

Boxlight Corporation
Consolidated Balance Sheets
As of December 31, 2023 and 2022
(in thousands except share and per share amounts)

	December 31, 2023	December 31, 2022 (as adjusted)*
ASSETS
Current assets:
Cash and cash equivalents	$17,253	$14,591
Accounts receivable – trade, net of allowances	29,523	31,009
Inventories, net of reserves	44,131	58,211
Prepaid expenses and other current assets	9,471	7,433
Total current assets	100,378	111,244

Property and equipment, net of accumulated depreciation	2,477	1,733
Operating lease right of use asset	8,846	4,350
Intangible assets, net of accumulated amortization	45,964	52,579
Goodwill	—	25,092
Other assets	906	397
Total assets	$158,571	$195,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$32,899	$36,566
Short-term debt	1,037	845
Operating lease liabilities, current	1,827	1,898
Deferred revenues, current	8,698	8,308
Derivative liabilities	205	472
Other short-term liabilities	1,566	386
Total current liabilities	46,232	48,475

Deferred revenues, non-current	16,347	15,603
Long-term debt	39,134	43,778
Deferred tax liabilities, net	4,316	4,680
Operating lease liabilities, non-current	7,282	2,457
Total liabilities	113,311	114,993

Commitments and contingencies (Note 15)
Mezzanine equity:
Preferred Series B, 1,586,620 shares issued and outstanding	16,146	16,146
Preferred Series C, 1,320,850 shares issued and outstanding	12,363	12,363
Total mezzanine equity	28,509	28,509

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 167,972 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 18,750,000 shares authorized; 9,704,496 and 9,339,587 Class A shares issued and outstanding at December 31, 2023 and 2022, respectively	1	1
Additional paid-in capital	119,724	117,849
Accumulated deficit	(104,275)	(65,043)
Accumulated other comprehensive income (loss)	1,301	(914)
Total stockholders’ equity	16,751	51,893

Total liabilities and stockholders’ equity	$158,571	$195,395
See Accompanying Notes to Financial Statements.

Boxlight Corporation
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2023 and 2022
(in thousands, except per share amounts)

	2023	2022
Revenues, net	$176,721	$221,781
Cost of revenues	113,419	156,913
Gross profit	63,302	64,868

Operating expense:
General and administrative expenses	61,252	59,337
Research and development	3,155	2,482
Impairment of goodwill	25,195	—
Total operating expense	89,602	61,819

(Loss) income from operations	(26,300)	3,049

Other income (expense):
Interest expense, net	(10,840)	(9,923)
Other expense, net	(417)	(267)
Gain on settlement of liabilities, net	—	856
Change in fair value of derivative liabilities	267	2,591
Total other expense	(10,990)	(6,743)
Loss before income taxes	(37,290)	(3,694)
Income tax expense	(1,866)	(49)
Net loss	(39,156)	(3,743)
Fixed dividends - Series B Preferred	(1,269)	(1,269)
Net loss attributable to common stockholders	$(40,425)	$(5,012)

Comprehensive loss:
Net loss	(39,156)	(3,743)
Other comprehensive loss:
Foreign currency translation adjustment	2,215	(4,642)
Total comprehensive loss	$(36,941)	$(8,385)

Net loss per common share – basic and diluted - as adjusted	$(4.28)	$(0.58)

Weighted average number of common shares outstanding – basic and diluted - as adjusted	9,455	8,644
See Accompanying Notes to Financial Statements.

Boxlight Corporation
Consolidated Statements of Changes in Stockholders’ Equity
For the Year Ended December 31, 2023
(in thousands except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2022	167,972	$—	9,339,587	$1	$117,849	$(914)	$(65,043)	$51,893

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	(76)	(76)

Balance, December 31, 2022 - as adjusted	167,972	—	9,339,587	1	117,849	(914)	(65,119)	51,817

Shares issued for:
Stock options exercised	—	—	12,500	—	13	—	—	13
Vesting of restricted stock units	—	—	318,995	—	—	—	—	—
Reverse stock split fractional adjustment	—	—	33,414	—	—	—	—	—
Stock compensation	—	—	—	—	3,131	—	—	3,131
Foreign currency translation	—	—	—	—	—	2,215	—	2,215
Fixed dividends for preferred shareholders	—	—	—	—	(1,269)	—	—	(1,269)
Net loss	—	—	—	—	—	—	(39,156)	(39,156)

Balance, December 31, 2023	167,972	$—	9,704,496	$1	$119,724	$1,301	$(104,275)	$16,751
See Accompanying Notes to Financial Statements.
Boxlight Corporation
Consolidated Statements of Changes in Stockholders’ Equity
For the Year Ended December 31, 2022
(in thousands except share amounts) - as adjusted

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2021	167,972	$—	7,977,738	$—	$110,873	$3,728	$(61,300)	$53,301
Shares issued for:
Stock options exercised	—	—	37,105	—	81	—	—	81
Acquisition	—	—	28,846	—	150	—	—	150
Debt issuance costs	—	—	66,021	—	—	—	—	—
Vesting of restricted stock units	—	—	310,759	—	—	—	—	—
Securities purchase agreement	—	—	875,000	1	2,352	—	—	2,353
Warrant redemption, net	—	—	44,118	—	—	—	—	—
Issuance of warrants and prefunded warrants	—	—	—	—	2,349	—	—	2,349
Stock compensation	—	—	—	—	3,313	—	—	3,313
Foreign currency translation	—	—	—	—	—	(4,642)	—	(4,642)
Fixed dividends for preferred shareholders	—	—	—	—	(1,269)	—	—	(1,269)
Net loss	—	—	—	—	—	—	(3,743)	(3,743)

Balance, December 31, 2022	167,972	$—	9,339,587	$1	$117,849	$(914)	$(65,043)	$51,893
See Accompanying Notes to Financial Statements.

Boxlight Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023 and 2022
(in thousands)

	2023	2022
Cash flows from operating activities:
Net loss	$(39,156)	$(3,743)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount and issuance cost	2,303	2,158
Bad debt expense	9	266
Gain on settlement of liabilities	—	(856)
Changes in deferred tax assets and liabilities	(347)	(3,776)
Change in allowance for sales returns and volume rebate	1,356	316
Change in inventory reserve	2,131	(68)
Change in fair value of derivative liability	(267)	(2,591)
Stock compensation expense	3,131	3,313
Depreciation and amortization	8,859	9,129
Impairment of goodwill	25,195	—
Change in right of use assets and lease liabilities	249	8
Changes in operating assets and liabilities:
Accounts receivable – trade	781	(3,800)
Inventories	13,105	(10,272)
Prepaid expenses and other current assets	(1,874)	1,602
Other assets	(498)	(161)
Accounts payable and accrued expenses	(4,822)	5,756
Other short-term liabilities	1,136	256
Deferred revenues	290	3,965
Other liabilities	—	(312)
Net cash provided by operating activities	$11,581	$1,190

Cash flows from investing activities:
Asset acquisition	—	(100)
Purchases of furniture and fixtures, net	(1,321)	(1,106)
Net cash used in investing activities	$(1,321)	$(1,206)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, net of issuance costs	—	4,700
Proceeds from issuances of short-term debt	3,000	—
Proceeds from exercise of options and warrants	13	—
Principal payments on long-term debt	(6,755)	(11,141)
Proceeds from long term debt	—	2,500
Principal payments on short-term debt	(3,000)	—
Payments of fixed dividends to Series B Preferred stockholders	(1,269)	(1,269)
Proceeds from issuance of common stock	—	84
Net cash used in financing activities	$(8,011)	$(5,126)

Effect of foreign currency exchange rates	413	1,795

Net increase (decrease) in cash and cash equivalents	2,662	(3,347)

Cash and cash equivalents, beginning of the period	14,591	17,938

Cash and cash equivalents, end of the period	$17,253	$14,591

Supplemental cash flow disclosures:

Cash paid for income taxes	$2,691	$1,615
Cash paid for interest	$8,290	$8,342

Non-cash investing and financing transactions:
Addition of operating lease liabilities	$5,865	$—
Shares issued for asset acquisition	$—	$150
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
ESTIMATES AND ASSUMPTIONS
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. Significant estimates include estimates of reserves for inventory obsolescence; the recoverability of deferred tax assets; the fair value of warrants; the fair value and recoverability of intangible assets and goodwill; the fair value of stock compensation; the relative stand-alone selling prices of goods and services; and variable consideration.
REVERSE STOCK SPLIT AND RECLASSIFICATIONS
On June 14, 2023, the Company effected a reverse stock split of the Company’s Class A common stock whereby each eight shares of the Company’s authorized and outstanding Class A common stock was converted into one share of common stock. The par value of the common stock was not adjusted. Following the reverse split, the authorized shares for Class A common stock was adjusted to 18,750,000, the authorized shares for Class B common stock remained at 50,000,000 shares, and the authorized shares of preferred stock remained unchanged at 50,000,000 shares. All Class A common share and per share amounts for all periods presented in the consolidated financial statements and the notes to the consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in aggregate par value of Class A common stock to additional paid-in capital on the consolidated balance sheets of approximately $6 thousand. The quantity of Class A common stock equivalents and the conversion and exercise ratios were adjusted for the effect of the reverse stock split for warrants, stock compensation arrangements, and the conversion features on preferred shares. All of the agreements included existing conversion language in the event of a stock split and thus did not result in modification accounting or additional incremental expense as a result of this transaction. The Company issued 33,414 shares of Class A common stock to adjust fractional shares following the reverse stock split to the nearest whole share. There are presently no shares of Class B common stock outstanding and none were outstanding as of December 31, 2023 and 2022.
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
At December 31, 2023, the Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement. The Senior Leverage Ratio, as stated in the Third Amendment to the Credit Agreement, decreases to 2.50 at December 31, 2023, 2.00 at March 31, 2024 and June 30, 2024 and at 1.75 thereafter.
On March 14, 2024 the Company entered into a fifth agreement (the 'Fifth Amendment') with the Collateral Agent and Lender which waived any Event of Default that may have arisen directly as a result of the financial covenant default at December 31, 2023 and in the interim two-month period ended February 29, 2024. The Fifth Amendment also restated the Senior Leverage Ratio and Minimum Liquidity requirements. Under the Amended agreement, the Senior Leverage Ratio requirement at March 31, 2024 was amended from 2.00 to 6.00, at June 30, 2024 will remain at 2.00 and thereafter will remain at 1.75.
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

In view of this matter, continuation as a going concern is dependent upon the Company’s ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio, or refinance its Credit Agreement with a different lender on more favorable terms. The Company is actively working to refinance its debt with new lenders. While the Company is confident in its ability to refinance its existing debt, it does not have written or executed agreements as of the issuance of this Form 10-K. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. We believe we have a good working relationship with our current lender. However, there can be no assurance that the Company will be successful in refinancing its debt, or on terms acceptable to the Company.

To the extent not converted into the Company’s Class A common stock, the outstanding shares of our Series B preferred stock became redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 upon, 30 days’ prior written notice to the Company, for a redemption price, payable in cash, equal to the sum of (a) ($10.00) multiplied by the number of shares of Series B preferred stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. We may be required to seek alternative financing arrangements or restructure the terms of the agreement with the Series B preferred shareholders on terms that are not favorable to us if cash and cash equivalents are not sufficient to fully redeem the Series B preferred shares. We are currently evaluating alternatives to refinance or restructure the Series B preferred shares including extending the maturity of the Series B preferred shares beyond the current optional conversion date.
These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.
COMPREHENSIVE LOSS
Comprehensive income (loss) reflects the change in equity during the year except those resulting from investments by and distributions to stockholders and is comprised of all components of net loss and foreign currency translation adjustments.
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

Gains and losses on those foreign currency transactions are included in determining net loss for the period in which the exchange rates change.
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
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR EXPECTED CREDIT LOSS
Accounts receivable are stated at contractual amounts, net of an allowance for expected credit losses. The allowance for credit losses represents management’s estimate of the amounts that ultimately will not be realized in cash. The Company reviews the adequacy of the allowance for credit losses on an ongoing basis, using historical payment trends, the age of receivables and knowledge of the individual customers. Estimated credit losses consider relevant information about past events, current conditions and reasonable and supporting forecasts that affect the collectability of financial assets. When the analysis indicates, management increases or decreases the allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances might be required.
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
LONG–LIVED ASSETS
Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. There was no impairment recognized for 2023 and 2022.
GOODWILL
Goodwill represents the cost in excess of the fair value of the net tangible and intangible assets of acquired businesses, and represents implied synergies expected of the completed business combinations. Most goodwill is not amortized and is not deductible for tax purposes.
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
As of June 30, 2023, we determined that a triggering event had occurred as a result of our market capitalization that suggested one or more of the reporting units may have fallen below the carrying amounts. In addition, changes in our reporting segments resulted in a change in the composition of our reporting units. As a result of these changes, we determined the Company had two reporting units for purposes of testing based upon entities that comprise the Americas and EMEA reporting segments. For purposes of impairment testing, we allocated goodwill to the reporting units based upon a relative fair value allocation approach and assigned approximately $22.4 million and $2.8 million of goodwill to the Americas and EMEA reporting units, respectively.
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
As of September 30, 2023, due to further declines in the Company’s market capitalization and a reduction in cash-flows resulting from continued softening in the industry leading to a reduction in sales from interactive flat-panel displays, the Company determined that a triggering event had occurred.
As of September 30, 2023, the Company performed an interim goodwill impairment test as a result of the triggering event identified. Certain estimates and assumptions, including the Company’s operating forecast for 2023 and future periods, were revised based on current industry and Company trends. As of September 30, 2023, the Company recorded goodwill impairment charges of $10.4 million and $2.8 million to the Americas and EMEA reporting units, respectively.
As of December 31, 2023, the Company performed goodwill impairment testing as a result of another triggering event identified. Based upon that testing, the Company determined the remaining goodwill was fully impaired and the Company recognized goodwill impairment charges for the year ended December 31, 2023 of $22.4 million and $2.8 million in the Americas and EMEA reporting units, respectively.
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
During the year ended December 31, 2023, the Company performed impairment testing for intangibles assets for the quarters ended September 30, 2023 and December 31, 2023 as a result of triggering events identified, including the impairment of goodwill balances. The Company has not recognized impairment on intangible assets as of December 31, 2023.
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
The Company determined that certain warrants to purchase common stock do not satisfy the criteria for classification as equity instruments due to the existence of certain net cash and non-fixed settlement provisions that are not within the sole control of the Company. Such warrants are measured at fair value at each reporting date, and the changes in fair value are included in determining net loss for the period. See Note 10 “Derivative Liabilities” for more information.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, accounts receivable and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value.
The Company has determined that the estimated fair value of debt is approximately $44.4 million when the carrying value, excluding discounts, premiums and issuance costs, of approximately $43.2 million. The fair value of debt was estimated using market rates the Company believes would be available for similar types of financial instruments and represents a Level 2 measurement.
Derivative liabilities are recorded at fair value on a recurring basis.
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

There were no transfers into or out of Level 3 measurements in 2023 and 2022.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of December 31, 2023
Derivative liabilities - warrant instruments	—	—	205	$205

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of December 31, 2022
Derivative liabilities - warrant instruments	$—	$—	$472	$472
See Note 10 for discussion of the valuation techniques and inputs and reconciliation of the opening and closing balances of the fair value of warrants.
NET LOSS PER COMMON SHARE
Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting and warrants to purchase common stock were considered to be common stock equivalents. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. The dilutive effect of convertible instruments is determined using the if-converted method, presuming share settlement. Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted calculation for the entire period being presented. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.
For the year ended December 31, 2023, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 0.3 million shares from options to purchase common shares, 0.4 million of unvested restricted shares, and 1.4 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 2.2 million shares from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive. For the year ended December 31, 2022, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 0.5 million shares from options to purchase common shares, unvested restricted shares of 0.3 million and 1.3 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 2.2 million shares from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive.
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
The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company has no material contract assets at December 31, 2023 or 2022. During the years ended December 31, 2023 and 2022, the Company recognized $7.9 million and $7.5 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2022 and 2021, respectively.
Variable Consideration
The Company’s otherwise fixed consideration in its customer contracts may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering, or determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company provides rebates to certain customers based on the achievement of certain sales targets. The provision for rebates is estimated based on customers’ contracted rebate programs and our historical experience of rebates paid. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the most likely method based on historical experience and are measured at each reporting date. There was no material revenue recognized in 2023 related to changes in estimated variable consideration that existed at December 31, 2022.
Remaining Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of December 31, 2023 and 2022, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $25.0 million and $23.9 million, respectively. The Company expects to recognize revenue on approximately 34% of the remaining performance obligations in 2024, 28% in 2025, 21% in 2026, 12% in 2027, with the remainder recognized thereafter.
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

	Year Ended December 31, (in thousands)
	2023	2022
Product revenues:
Hardware	$163,948	$206,770
Software and embedded firmware	2,402	4,306
Service revenues:
Professional services	1,480	1,458
Maintenance and subscription services	8,891	9,247
	$176,721	$221,781
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
Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would have been recognized over a period that is one year or less, the Company elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other assets and other assets, respectively, in the accompanying consolidated balance sheets. Total deferred commissions at December 31, 2023 and 2022 and the related amortization for 2023 and 2022 were less than $550,000.
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
Effective January 1, 2023, the Company changed its segment reporting to align with the geographic markets in which it operates, as further discussed in Note 17 - Segments. The Company previously managed the Company as one operating segment. Following the integration of recent acquisitions which further expanded the Company’s operations into Europe, Middle East and Africa (“EMEA”) and other international markets, the Company’s operations are now organized, managed and classified into three reportable segments – EMEA, North and Central America (the “Americas”) and all other geographic regions (“Rest of World”). Our EMEA segment consists of the operations of Sahara Holding Limited and its subsidiaries (the “Sahara Entities”). Our Americas segment consists primarily of Boxlight, Inc. and its subsidiaries and the Rest of World segment consists primarily of Boxlight Australia, PTY LTD ("Boxlight Australia”).

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
STOCK COMPENSATION
The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model; the fair value for each restricted stock unit award is the market price of the underlying shares at the date of grant. The fair value determined represents the cost for the award and is recognized on a straight-line basis over the vesting period during which an employee is required to provide service in exchange for the award. Total expense is reduced by the previously recognized compensation expense for options and restricted stock units that are forfeited prior to vesting when the forfeiture occurs.

LEASES
Operating lease assets and liabilities are reflected within operating lease assets, operating lease liabilities, current, and operating lease liabilities, non-current, on the consolidated balance sheets. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at our sole discretion. The Company does not consider the exercise of any lease renewal options reasonably certain to occur. Certain of our lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation, which is recognized as variable lease cost when they occur. As the majority of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the terms of the lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. The Company is not a lessor in any lease agreement.
RECLASSIFICATIONS
The Company reclassified certain 2022 amounts in the footnotes to the consolidated financial statements to conform to the 2023 presentation.
NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which introduced a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses (“CECL”). The new guidance applies to loans, accounts receivable, trade receivables, other financial assets measured at amortized cost, loan commitments and other off-balance sheet credit exposures. The new guidance also applies to debt securities and other financial assets measured at fair value through other comprehensive income. Estimated credit losses under CECL consider relevant information about past events, current conditions and reasonable and supporting forecasts that affect the collectability of financial assets. The new guidance was effective January 1, 2023 and was applied using a modified retrospective approach through a cumulative effect adjustment to retained earnings as of January 1, 2023. Prior period comparative information has not been recast and continues to be reported under the accounting guidance in effect for those periods. The Company recognized a cumulative-effect adjustment to reduce retained earnings by $76 thousand, net of taxes. The change in the allowance for credit losses was not significant during the year ended December 31, 2023.
Recent Accounting Pronouncements not yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. This change will apply retrospectively to all periods presented. The Company is currently evaluating the impact of this ASU on its financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

NOTE 2 – ACCOUNTS RECEIVABLE - TRADE
Accounts receivable consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022

Accounts receivable – trade	$33,089	$33,198
Allowance for credit losses	(421)	(414)
Allowance for sales returns and volume rebates	(3,145)	(1,775)
Accounts receivable - trade, net of allowances	$29,523	$31,009
Write-offs of accounts receivable were approximately $78,000 and $243,000 for the years ended December 31, 2023 and 2022, respectively.
NOTE 3 – INVENTORIES
Inventories consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022

Finished goods	$45,461	$57,967
Spare parts	1,221	775
Reserve for inventory obsolescence	(2,551)	(531)
Inventories, net	$44,131	$58,211
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022

Prepayments to vendors	$3,176	$4,131
Prepaid licenses and other	6,295	3,302
Prepaid expenses and other current assets	$9,471	$7,433
Prepaid expenses and other current assets as of December 31, 2023 and 2022 are net of reserves related to vendor receivables of $1.4 million and $0.8 million, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022

Building	$200	$200
Building improvements	14	14
Leasehold improvements	544	450
Office equipment	1,242	1,057
Software	88	88
Other equipment	705	678
Construction in progress	1,029	14

Property and equipment, at cost	3,822	2,501
Accumulated depreciation	(1,345)	(768)

Property and equipment, net of accumulated depreciation	$2,477	$1,733
For the years ended December 31, 2023 and 2022, the Company recorded depreciation expense of $631,000 and $484,000, respectively.
NOTE 6 – INTANGIBLE ASSETS AND GOODWILL
Intangible assets and goodwill consisted of the following at December 31, 2023 and 2022 (in thousands):

	Useful lives	2023	2022
INTANGIBLE ASSETS
Patents	4-10 years	$182	$182
Customer relationships	8-15 years	52,588	52,736
Technology	3-5 years	8,944	8,943
Domain	7 years	14	14
Non-compete	3 years	391	391
Tradenames	2-10 years	12,723	12,769
Intangible assets, at cost		74,842	75,035
Accumulated amortization		(28,878)	(22,456)
Intangible assets, net of accumulated amortization		$45,964	$52,579

GOODWILL
Beginning Balance		$25,092	$26,037
Change due to foreign currency translation		103	(945)
Impairment		(25,195)	—
Ending Balance		$—	$25,092
The Company’s goodwill had an indefinite useful life and was tested for impairment annually. For the years ended December 31, 2023 and 2022, the Company recorded amortization expense of $8.3 million and $8.6 million, respectively. Changes to gross carrying amount of recognized intangible assets due to translation adjustments were approximately ($0.1) million and ($3.1) million as of December 31, 2023 and 2022, respectively.

Expected future amortization expense for intangible assets as of December 31, 2023 is as follows (in thousands):

2024	$7,570
2025	7,398
2026	7,045
2027	6,630
2028	6,571
Thereafter	10,750

Total	$45,964
NOTE 7 – LEASES
The Company has entered into various operating leases for certain offices, support locations and vehicles with terms extending through December 2038. Generally, these leases have initial lease terms of five years or less.
Operating lease expense was $2.6 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively. Variable lease costs and short-term lease cost were $1.7 million for the year ended December 31, 2023. For the year ended December 31, 2022, variable lease cost and short-term lease cost were immaterial. Cash paid for amounts included in the measurement of lease liabilities was $2.2 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively.
Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to December 31, 2023 are as follows:

Year ending December 31,	(in thousands)
2024	$1,949
2025	2,070
2026	1,640
2027	1,089
2028	831
Thereafter	6,700
Total Lease Liabilities	14,279
Less: Imputed Interest	(5,170)
Present Value of Lease Liabilities	$9,109
During the year ended December 31, 2023, the weighted-average remaining lease term was 9.9 years, and the weighted-average discount rate was 10.8%. During the year ended December 31, 2022, the weighted-average remaining lease term was 3.2 years, and the weighted-average discount rate was 15.5%.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Accounts payable	$27,448	$30,719
Accrued expense	5,106	5,306
Other	345	541
Accounts payable and other liabilities	$32,899	$36,566

NOTE 9 – DEBT
The following comprises debt at December 31, 2023 and 2022 (in thousands):

	2023	2022
Debt – Third Parties
Paycheck Protection Program	$72	$127
Note payable - Whitehawk	43,206	49,906
Total debt	43,278	50,033
Less: Premium, discount and issuance costs	3,107	5,410
Current portion of debt	1,037	845
Long-term debt	$39,134	$43,778
Total debt (net of premium, discount and issuance costs)	$40,171	$44,623
Debt - Third Parties:
WhiteHawk Finance LLC
In order to finance the acquisition of FrontRow Calypso LLC (“FrontRow”), which closed on December 31, 2021, the Company and substantially all of its direct and indirect subsidiaries, including Boxlight and FrontRow as guarantors, entered into a maximum $68.5 million term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral agent (“Whitehawk” or the “Collateral Agent”). The Company received an initial term loan of $58.5 million on December 31, 2021 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10.0 million that may be available for additional working capital purposes under certain conditions (the “Delayed Draw”). The Initial Loan and Delayed Draw are collectively referred to as the “Term Loans.” The Term Loans are secured by substantially all of the assets of the Company. The proceeds of the Initial Loan were used to finance the Company’s acquisition of FrontRow, pay off all indebtedness owed to the Company’s then existing lenders, Sallyport Commercial Finance, LLC and Lind Global Asset Management, LLC, pay related fees and transaction costs, and provide working capital. Of the Initial Loan, $8.5 million was subject to repayment on February 28, 2022, with quarterly principal payments of $625,000 and interest payments commencing March 31, 2022 and the $40.0 million remaining balance plus any Delayed Draw loans becoming due and payable in full on December 31, 2025. The Term Loans bear interest at the LIBOR rate plus 10.75%; provided that after March 31, 2022, if the Company’s Senior Leverage Ratio (as defined in the Credit Agreement) is less than 2.25, the interest rate would be reduced to LIBOR plus 10.25%. Such terms are subject to the Company maintaining a borrowing base in compliance with the Credit Agreement. In the event of non-compliance with the borrowing base, the Company would be subject to an increased interest rate as stated in the Credit Agreement.
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
On April 24, 2023, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement, with the Collateral Agent and the Lender. The Third Amendment was entered into for purposes of the Lender funding an additional $3.0 million delayed draw term loan (the “Additional Draw”). The Additional Draw was funded on April 24, 2023, and must be repaid on or prior to September 29, 2023, is not subject to any prepayment penalties, and adjusts certain terms to the Credit Agreement, including adjusting the test period end dates and corresponding Senior Leverage Ratios (as defined in the Credit Amendment) and revising the minimum liquidity requirements that the Company must maintain compliance with pertaining to certain Borrowing Base Requirements, among other adjustments. The completion of the additional draw eliminates further delayed draws under the term loan agreement. On July 20, 2023, the Company paid the $3.0 million due under the terms of the Third Amendment. There were no prepayment penalties or premiums included with this payment.
On June 26, 2023, the Company entered into a fourth amendment (the “Fourth Amendment”) with the Collateral Agent and the Lender for the sole purpose of replacing LIBOR-based rates with a SOFR-based rate. Following the Fourth Amendment, the Company’s interest rate is calculated as the Daily Simple SOFR, subject to a floor of 1%, plus the SOFR Term Adjustment and Applicable Margin, as defined in the Credit Agreement, as amended. As of December 31, 2023, the rate was 16.4%. The Fourth Amendment made no other changes to the Credit Agreement.
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
In February 2024, the Company paid $1.7 million, inclusive of a $0.1 million pre-payment penalty to Whitehawk to maintain compliance with the borrowing base covenant calculation as of January 31, 2024. After the payment the Company was in compliance with the borrowing base covenant.
The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at December 31, 2023. The non-compliance was cured by a waiver applied in accordance with the Fifth Amendment to the Credit Agreement dated March 14, 2024 which waived any Event of Default that may have arisen directly as a result of the financial covenant default at December 31, 2023 and in the interim two-month period ended February 29, 2024. The Fifth Amendment also amended and restated the Senior Leverage Ratio and Minimum Liquidity requirements. Under the Fifth Amendment, the Senior Leverage Ratio requirement at March 31, 2024 was amended from 2.00 to 6.00, at June 30, 2024 will remain at 2.00 and thereafter will remain at 1.75.

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
On July 22, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited institutional investor. According to the terms of the Credit Agreement, as amended, the Purchase Agreement triggered a reduction of the exercise price of the warrants and a revaluation of the derivative liability. The Whitehawk warrants were repriced to $8.80, and shares increased to 464,385.
Paycheck Protection Program Loan
On May 22, 2020, the Company received loan proceeds of $1.1 million under the Paycheck Protection Program. During 2021, the Company applied for forgiveness in the amount of $836 thousand. On March 2, 2022, the Company received a decision letter from the lender that the forgiveness application had been approved, leaving a remaining balance of $173 thousand to be paid. The Company received a payment schedule from the lender on May 5, 2022, extending the payoff date until May 2025 and bears 1% interest.
Debt Maturity
Principal repayments to be made during the next five years on the Company’s outstanding debt facilities at December 31, 2023 are as follows (in thousands):

2024	$2,831
2025	40,447
2026	—
2027	—
2028	—
Total	$43,278

NOTE 10 – DERIVATIVE LIABILITIES
The Company engaged a third-party specialist to determine the fair value of the derivative liabilities using a Monte Carlo Simulation model. There were no changes to the valuation techniques and the key assumptions used are as follows:

December 31, 2023
Common stock issuable upon exercise of warrants	464,385
Market value of common stock on measurement date	$1.07
Exercise price	$8.80
Risk free interest rate (1)	3.93%
Expected life in years	3
Expected volatility (2)	114.0%
Expected dividend yields (3)	—%

December 31, 2022
Common stock issuable upon exercise of warrants	464,385
Market value of common stock on measurement date	$2.48
Exercise price	$8.80
Risk free interest rate (1)	4.02%
Expected life in years	4 years
Expected volatility (2)	83.6%
Expected dividend yields (3)	—%
__________________________________________
(1)The risk-free interest rate was determined using the applicable Treasury Bill as of the measurement date.
(2)The historical trading volatility for 2023 and 2022 was based on historical fluctuations in stock price for Boxlight and certain peer companies.
(3)The Company does not expect to pay a dividend in the foreseeable future.
The following table shows the change in the Company’s derivative liabilities for the years ended December 31, 2023 and 2022:

Amount (in thousands)
Balance, December 31, 2022	$472
Exercise of warrants	—
Issuance of warrants	—
Change in fair value of derivative liabilities	(267)
Balance, December 31, 2023	$205

Amount (in thousands)
Balance, December 31, 2021	$3,064
Exercise of warrants	(1)
Issuance of warrants	—
Change in fair value of derivative liabilities	(2,591)
Balance, December 31, 2022	$472
The change in fair value of derivative liabilities includes losses from exercise price modifications.

NOTE 11 – INCOME TAX
Pretax income (loss) resulting from domestic and foreign operations is as follows (in thousands):

	2023	2022
United States	$(30,393)	$(2,569)
Foreign	(11,779)	(2,707)
Other Foreign Jurisdictions	4,882	1,582
Total pretax book loss	$(37,290)	$(3,694)
The components of income tax expense at December 31, 2023 and December 31, 2022, are as follows (in thousands):

	2023	2022
Current:
Federal	$855	$1,491
State	93	138
Foreign	1,589	1,399
Total Current	$2,537	$3,028

Deferred:
Federal	$81	$(85)
State	—	—
Foreign	(752)	(2,894)
Total Deferred	$(671)	$(2,979)

Total	$1,866	$49

The reconciliation of the provision for income taxes at the United States Federal statutory rate compared to the Company’s income tax expense (benefit) as reported is as follows (in thousands):

	2023	2022
Loss before income taxes	$(37,290)	$(3,694)

Income tax benefit computed at the statutory rate	(7,831)	(776)
State income taxes-net of federal tax benefit	74	73
Foreign tax rate differential	(273)	(19)
Section 162(m) compensation	61	61
Foreign currency adjustment	(90)	—
GILTI inclusion	693	160
Meals	75	39
Stock compensation	141	83
Amortization	4,845	11
Tax credits and government assistance	(623)	(179)
Non-deductible expenses	28	186
Other permanent differences	(270)	—
Adjustments to prior periods – temporary differences	1,000	197
Rate changes and differentials	(53)	(651)
Change in valuation allowance	4,089	864

Income tax expense	$1,866	$49

Tax effects of temporary differences at December 31, 2023 and December 31, 2022 are as follows (in thousands):

Deferred tax assets:	2023	2022
Fixed assets	$15	$—
Allowance for bad debts	926	507
Inventory	432	294
R&D amortization	1,172	413
Deferred revenue	6,143	5,600
Stock compensation	291	1,209
Right of use liability	501	1
Other	—	203
Interest expense limitation	6,051	3,751
Net operating loss carry-forwards	6,635	7,282

Deferred tax assets	$22,166	$19,260
Valuation allowance	(18,173)	(14,084)
Deferred tax assets, net	$3,993	$5,176

Deferred tax liabilities:	2023	2022
Fixed assets	$—	$(24)
Intangible assets	(6,671)	(8,603)
Accrued expenses	(982)	(752)
Prepaid expenses	(48)	(169)
Right of use asset	(492)	—
Other	(116)	(308)
Deferred tax liabilities	$(8,309)	$(9,856)

Deferred tax liabilities, net	$(4,316)	$(4,680)
The Company operates in the United States, United Kingdom and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned. The cumulative U.S. Federal net operating losses carryforward on tax basis income was approximately $20.4 million and $23.5 million at December 31, 2023 and 2022, respectively, of which $10.6 million will expire between December 31, 2029 and December 31, 2037 and $9.8 million will carryforward indefinitely. The cumulative U.S. state net operating losses carryforward was approximately $41.7 million and $45.8 million at December 31, 2023 and 2022, respectively. The cumulative foreign net operating losses carryforward was $2.1 million and $1.8 million at December 31, 2023 and 2022, respectively.
The legacy Boxlight entities are in a net deferred tax asset position in the United States, the United Kingdom, and other jurisdictions are primarily driven by the aforementioned net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. For example, in the United States, a change in ownership, under section 382 as defined by federal income tax regulations, could significantly limit the Company's ability to utilize our U.S. net operating loss carryforwards. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on the net deferred tax asset of its legacy Boxlight entities at December 31, 2023 and 2022. The change in its valuation allowance during 2023 is approximately $4.1 million.
The Company has determined that it likely underwent IRC Sec 382 ownership changes in prior years. The Company is in the process of evaluating the Section 382 impact to determine what portion of its NOLs will be utilizable in the future. It is expected that the ownership change caused a limitation on the net operating losses generated before 2020.

Additionally, because U.S. tax laws limit the time during which the net operating losses generated prior to 2018 may be applied against future taxes, if the Company fails to generate U.S. taxable income prior to the expiration dates the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes.
The Sahara entities have recorded a net deferred tax liability, which is primarily driven by the net deferred tax liability on the intangibles for which it does not have tax basis. The Company does not qualify for any consolidated filing positions in any of these countries, so there is no ability to net the deferred tax liabilities of the Sahara companies against the deferred tax assets of the legacy Boxlight companies. Therefore, the net deferred tax liability of $4.3 million at December 31, 2023 is primarily based on the Sahara acquired entities.
The tax years from 2009 to 2023 remain open to examination in the U.S. federal jurisdictions. The tax years from 2022 to 2023 remain open to examination in the U.K. Statues of limitations vary in other immaterial jurisdictions. The company has not identified any material uncertain tax positions at this time.
Effective January 1, 2022, for U.S. tax purposes research and development costs, including software development costs, are required to be capitalized and will be deductible over five years for costs incurred domestically and over fifteen years for costs incurred in a foreign country. Additionally, the first year of amortization requires that amortization begin with the midpoint of the taxable year. As of December 31, 2023, the Company has recorded a deferred tax asset of $1.2 million related to capitalized research and development costs.
NOTE 12 – EQUITY
Preferred Shares
The Company’s articles of incorporation, as amended provide that the Company is authorized to issue 50,000,000 shares of preferred stock consisting of: 1) 250,000 shares of non-voting Series A preferred stock, with a par value of $0.0001 per share; 2) 1,586,620 shares of voting Series B preferred stock, with a par value of $0.0001 per share; 3) 1,320,850 shares of voting Series C preferred stock, with a par value of $0.0001 per share; and 4) Remaining shares of “blank check” preferred stock as may be designated from time to by the Company’s board of directors. Each authorized series of preferred stock is described below.
Issuance of preferred shares
Series A Preferred Stock
At the time of the Company’s initial public offering, 250,000 shares of the Company’s non-voting convertible Series A preferred stock were issued to Vert Capital for the acquisition of Genesis. As of December 31, 2023, a total of 167,972 shares of Series A preferred stock remained outstanding which can be converted into 33,461 shares of Class A common stock, at the discretion of the Series A stockholder.
Series B Preferred Stock and Series C Preferred Stock
On September 25, 2020, in connection with the acquisition of Sahara, the Company issued 1,586,620 shares of Series B Preferred Stock and 1,320,850 shares of Series C Preferred Stock. The Series B Preferred Stock has a stated and liquidation value of $10.00 per share and pays a dividend out of the earnings and profits of the Company at the rate of 8% per annum, payable quarterly. The Series B Preferred Stock is convertible into the Company’s Class A common stock at a conversion price of $13.28 which was the closing price of BOXL’s Class A common stock on the Nasdaq stock market on September 25, 2020 (the “Conversion Price”) either (i) at the option of the holder at any time after January 1, 2024 or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price). The Series C Preferred Stock has a stated and liquidation value of $10.00 per share and is convertible into the Company’s Class A common stock at the Conversion Price either (i) at the option of the holder at any time after January 1, 2026 or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price).
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
Common Stock
The Company’s common stock consists of 18,750,000 shares of Class A voting common stock and 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of December 31, 2023 and December 31, 2022, the Company had 9,704,496 and 9,339,587 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at December 31, 2023 and December 31, 2022.
Issuance of common stock
Securities Purchase Agreement
On July 22, 2022, the Company, entered into a Securities Purchase Agreement with an accredited institutional investor pursuant to which the Company agreed to issue and sell, in a registered direct offering directly to the Investor, 875,000 shares of the Company’s Class A common stock, par value $0.0001 per share (“Common Stock”), pre-funded warrants (the “Pre-Funded Warrants”) to purchase 44,118 shares of Common Stock at an exercise price of $0.0008 per share, which Pre-Funded Warrants were issued in lieu of shares of Common Stock to ensure that the Investor did not exceed certain beneficial ownership limitations, and warrants to purchase an aggregate of 919,118 shares of Common Stock at an exercise price of $5.44 per share (the “Warrants”, and collectively with the Pre-Funded Warrants and the Shares, the “Securities”). The Securities were sold at a price of $5.44 per share for total gross proceeds to the Company of $5.0 million, before deducting estimated offering expenses, and excluding the exercise of any Warrants or Pre-Funded Warrants. The Pre-Funded Warrants were exercisable immediately and the Warrants will be exercisable six months after the date of issuance and will expire five and a half years from the date of issuance. As such, the net proceeds to the Company from the offering, after deducting placement agent’s fees and estimated expenses payable by the Company and excluding the exercise of any Warrants or Pre-Funded Warrants was $4.6 million of which the proceeds net of issuance costs were allocated based on the relative fair values of the instruments, warrants and prefunded warrants; $2.4 million was allocated to common stock, $2.2 million was allocated to warrants and $118 thousand was allocated to the pre-funded warrants. On August 9, 2022, the Investor exercised the prefunded warrants.
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

Repurchase Plan
On February 14, 2023, the Board of Directors of Boxlight Corporation approved the Company’s establishment of a share repurchase program (the “Repurchase Program”) authorizing the Company to purchase up to $15.0 million of the Company’s Class A common stock. Pursuant to the Repurchase Program, the Company may, from time to time, repurchase its Class A common stock in the open market, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions. The timing and total amount of any repurchases made under the Repurchase Program will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on January 26, 2027, may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of Class A common stock. As of December 31, 2023, the Company has not utilized the Repurchase Program.
NOTE 13 – STOCK COMPENSATION
The Company has issued grants under two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which a total of 798,805 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 625,000 shares of the Company’s Class A common stock have been approved for issuance. Upon approval of the 2021 Plan in September 2021, any shares remaining available for issuance under the 2014 Plan were cancelled, and all future grants were issued under the 2021 Plan. The 2021 Plan allows for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights or otherwise, to the Company’s officers, directors, employees and consultants. Prior to the second quarter of 2023, the Company had issued 774,904 shares under the 2021 Plan such that the Company was over the authorized share number. The fair value of shares previously issued in excess of the approved shares under the 2021 Plan of approximately $13 thousand was reclassed from liability to equity during the year ended December 31, 2023.
Stock Options
Under our Equity Incentive Plans, an employee may receive an award of stock grants that provides the opportunity in the future to purchase the Company’s shares at the market price of our stock on the date the award is granted (strike price). The options become exercisable over a range of immediately vested to four-year vesting periods and expire five years from the grant date, unless stated differently in the option agreements, if they are not exercised. We record compensation expense based on the estimated fair value of the awards which is amortized as compensation expense on a straight-line basis over the vesting period. Accordingly, total expense related to the award is reduced by the fair value of options that are forfeited by employees that leave the Company prior to vesting as they occur.
Following is a summary of the option activities during the years ended December 31, 2023 and 2022:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2021	506,765	$15.36	2.29
Granted	152,718	$8.96
Exercised	(37,105)	$2.00
Cancelled	(132,893)	$20.72
Outstanding, December 31, 2022	489,485	$12.88	2.17
Granted	364,299	$2.71
Exercised	(12,500)	$1.04
Cancelled	(493,025)	$10.05
Outstanding, December 31, 2023	348,259	$6.65	2.09
Exercisable, December 31, 2023	295,296	$6.59	1.99

The Company estimates the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model. The Company used the following inputs to value options issued and remeasurements, as applicable during the year ending December 31, 2023 using the Black Scholes option valuation method: market value on measurement date of $1.68 to $2.24; exercise price of $2.48 to $3.20; risk free interest rate of 4.19% to 4.22%; expected term, 3 to 4 years; expected volatility, ranging from 111.45% to 111.74% and expected dividend yield of 0%.
As of December 31, 2023 and December 31, 2022, the stock options had an intrinsic value of approximately $0 and $18 thousand, respectively.
During the year ended December 31, 2023, the Company granted 364,299 options of which 322,040 were subsequently cancelled and 42,259 vested during the year. Also, during the year ended December 31, 2023, 59,117 out of the money options were cancelled, with such shares being returned to the 2021 Plan and becoming available for re-issuance in new grants. During the year ended December 31, 2023, approximately 84,179 options expired during the period.
On May 3, 2022, the Boxlight board of directors adopted a resolution, in exchange for a three-year non-compete agreement, to grant Mark Elliott, a member of the board and former CEO of the Company, an extension for one-year, of previously granted stock options to purchase a total of 72,210 shares of Class A common stock, par value $0.001 per share, which had expired on January 12, 2022. The stock price on the remeasurement date was $8.32 and the incremental compensation recognized was approximately $314 thousand.
On June 13, 2022, the Boxlight board of directors granted Greg Wiggins, Chief Financial Officer, stock options for 18,750 shares of the Company’s Class A common stock will vest in equal quarterly installments over a four-year term commencing on July 5, 2022.
On February 14, 2022, with an effective date of January 1, 2022, the Company entered into a letter agreement with Michael Pope, our now former Chairman and Chief Executive Officer, extending Mr. Pope’s term of employment with the Company. Under the terms of the agreement, Mr. Pope received a grant 61,759 options to purchase Class A Common Stock, which are valued at approximately $420 thousand.
Restricted Stock Units
Under our Equity Incentive Plans, the Company may grant restricted stock units (“RSUs”) to certain employees, contractors and non-employee directors. Upon granting the RSUs, the Company records a fixed compensation expense equal to the fair market value of the underlying shares of RSUs granted on a straight-line basis over the requisite services period for the RSUs. Compensation expense related to the RSUs is reduced by the fair value of units that are forfeited by employees that leave the Company prior to vesting as they occur. The restricted stock units vest over a range of immediately vested to four-year vesting periods in accordance with the terms of the applicable RSU grant agreement.
The following is a summary of the restricted stock activities during the years ended December 31, 2023 and 2022.

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2021	246,744	$14.48
Granted	309,710	$9.52
Vested	(197,941)	$13.04
Forfeited	(54,634)	$10.72
Outstanding, December 31, 2022	303,879	$11.04
Granted	498,398	$2.05
Vested	(318,995)	$5.84
Forfeited	(74,831)	$3.56
Outstanding, December 31, 2023	408,451	$5.37

2023 Grants
During fiscal year 2023, the Company granted 498,398 RSUs of which 62,300 were subsequently cancelled. On August 25, 2023, the Company granted 211,056 RSUs to its board of directors and 214,994 RSUs to certain members of senior management.
2022 Grants
On January 25, 2022, the Company granted an aggregate of 5,000 RSUs to new employees. The RSUs vest over four years and the aggregate fair value of the shares was approximately $44 thousand.
On February 14, 2022, with an effective date of January 1, 2022, the Company entered into a letter agreement with Michael Pope, our now former Chairman and Chief Executive Officer, extending Mr. Pope’s term of employment with the Company. Under the terms of the agreement, Mr. Pope received a grant of 20,455 RSU’s, valued at approximately $180 thousand, and vesting over three years.
On February 24, 2022, following approval by the Company’s board of directors, the Company’s senior management issued a total of 221,494 RSUs under the terms of Amendment No. 2 to the Boxlight Corporation 2014 Stock Incentive Plan, vesting over four years, as long-term incentive awards to its employees in the U.S. and Europe. The aggregate fair value of the shares was $2.1 million.
On March 21, 2022, the Company granted an aggregate of 43,605 RSUs to its board members. These RSUs vest ratably over one year and had an aggregated fair value of approximately $450 thousand on the grant date.
On May 26, 2022, the Company granted 9,196 RSUs to a company owned and controlled by Karel Callens named OLORI. Mr. Callens performs certain sales and marketing functions in our EMEA markets. These RSUs vested and were issued directly to OLORI, and such common stock issuable upon vesting of the RSUs will be reserved for issuance directly out of the authorized shares of Class A common stock and not out of the Company’s equity incentive plan.

Warrants
The following is a summary of the warrant activities during the years ended December 31, 2023 and 2022:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2021	264,161	$16.00	0.94
Granted	1,165,959	$5.75	—
Exercised	(44,118)	$0.08	—

Outstanding, December 31, 2022	1,386,002	$6.57	5.25
Granted	—	$—
Exercised	—	$—
Outstanding, December 31, 2023	1,386,002	$6.57	3.72
Exercisable, December 31, 2023	1,385,690	$6.57	3.72

Stock compensation expense
For the years ended December 31, 2023 and 2022, the Company recorded the following stock compensation expense which is included in general and administrative expense in the Company’s consolidated statement of operations and comprehensive loss (in thousands):

	2023	2022
Stock options	$1,105	$805
Restricted stock units	2,023	2,505
Equity-based Warrants	3	3
Total stock compensation expense	$3,131	$3,313
During the year ended December 31, 2023, certain members of senior management voluntarily forfeited certain unvested restricted stock units and stock option awards to increase share availability under the Company’s Equity Incentive Plan. The Company recorded stock compensation expense for the fair value of these cancelled awards of $624 thousand during the year ended December 31, 2023. As of December 31, 2023, there was approximately $2.4 million of unrecognized compensation expense related to unvested options, RSU’s, and warrants, which will be amortized over the remaining vesting period. Of that total, approximately $1.5 million is estimated to be recorded as stock compensation expense in 2024.
NOTE 14 – OTHER RELATED PARTY TRANSACTIONS
Management Agreements
On November 1, 2022, the Company entered into a consulting agreement with Mark Elliott, former CEO of Boxlight and a current member of the board of directors. The agreement is for Mr. Elliott to provide sales, marketing, management and related consulting services to assist the Company in sourcing and entering into agreements with one or more customers to provide products and services for specified school districts. The Company will pay Mr. Elliott a fixed payment of $4,000 per month and commissions equal to 15% of gross profit derived by the Company based on total purchase order revenue. The agreement, unless cancelled, will renew every year on December 31st. For the year ended December 31, 2023, the Company paid $106 thousand under the agreement.
On January 31, 2018, the Company entered into a management agreement (the “Management Agreement”) with an entity owned and controlled by our now former CEO and Chairman, Michael Pope. The Management Agreement is separate and apart from Mr. Pope’s employment agreement. The Management Agreement is effective as of the first day of the same month that Mr. Pope’s employment with the Company terminates, and for a term of 13 months, Mr. Pope will provide consulting services to the Company including sourcing and analyzing strategic acquisitions, assisting with financing activities, and other services. As consideration for the services provided, the Company will pay a management fee equal to 0.375% of the consolidated net revenues of the Company, payable in monthly installments, not to exceed $250,000 in any calendar year. At his option, Mr. Pope may defer payment until the end of each year and receive payment in the form of shares of Class A common stock of the Company.
On January 4, 2024, Mr. Pope’s employment with the Company terminated. In accordance with the Management Agreement, Mr. Pope is expected to continue providing consulting services to the Company for the subsequent 13 months.
NOTE 15 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. At December 31, 2023 the total amount of such open inventory purchase orders was $49.9 million.
Legal Proceedings
From time to time, the Company is involved in routine litigation and legal proceedings in the ordinary course of its business, such as employment matters and contractual disputes. Currently, there is no pending litigation or proceedings that the Company’s management believes will have a material effect, either individually or in the aggregate, on its business or financial condition.
NOTE 16 – CUSTOMER AND SUPPLIER CONCENTRATION
Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.
For the year ended December 31, 2023, the Company's revenues were concentrated with one customer. The Company’s revenues were concentrated with two customers for the year ended December 31, 2022.

Customer	Total revenues from the customer as a percentage of total revenues for the year ended December 31, 2023	Accounts receivable from the customer as of December 31, 2023 (in thousands)	Total revenues from the customers as a percentage of total revenues for the year ended December 31, 2022	Accounts receivable from the customers as of December 31, 2022 (in thousands)
1	10%	$1,762	18%	$8,468
2	—%	$—	5%	$469
The loss of a significant customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.
For the year ended December 31, 2023, the Company's purchases were concentrated among one vendor. The Company’s purchases were concentrated among two vendors for the year ended December 31, 2022.

Vendor	Total purchases from the vendor as a percentage of total cost of revenues for the year ended December 31, 2023	Accounts payable (prepayment) to the vendor as of December 31, 2023 (in thousands)	Total purchases from the vendors as a percentage of total cost of revenues for the year ended December 31, 2022	Accounts payable (prepayment) to the vendors as of December 31, 2022 (in thousands)
1	48%	$20,472	56%	$24,029
2	—%	$—	4%	$705
The Company believes there are numerous other suppliers that could be substituted should the above supplier become unavailable or non-competitive.

NOTE 17 - SEGMENTS
Information about our Company’s operations by operating segment is shown in the following tables (in thousands):

	Year Ended December 31,
	2023	2022
Revenue, net
Americas	$95,995	$100,393
EMEA	88,256	127,664
Rest of World	2,943	791
Eliminations and Adjustments (1)	(10,473)	(7,067)
Total Revenue, net	$176,721	$221,781
(Loss) Income from Operations
Americas	(18,695)	(591)
EMEA	(9,077)	3,534
Rest of World	977	144
Eliminations and Adjustments (1)	495	(38)
Total (Loss) Income from Operations	$(26,300)	$3,049
(1)Eliminations and adjustments represent net sales between the Americas, EMEA and Rest of World segments. Sales between these segments are generally valued at market.

	December 31, 2023	December 31, 2022
Identifiable Assets
Americas	$69,749	$88,451
EMEA	85,732	104,978
Rest of World	3,090	1,966
Total Identifiable Assets	$158,571	$195,395

NOTE 18 – SUBSEQUENT EVENTS
On January 4, 2024, the board of directors appointed Dale Strang, a current member of the Board, to serve as the Company’s interim Chief Executive Officer and principal executive officer. Mr. Strang replaced Michael Pope, whose last day as an employee of the Company was on January 12, 2024. Mr. Pope no longer serves as Chairman of the Board but will remain as a member of the Board.
On March 14, 2024, the Company entered into a fifth amendment (the "Fifth Amendment') with the Collateral Agent and Lender for the purpose of (1) amending and restating the Senior Leverage Ratio and Minimum Liquidity (as defined in the Fifth Amendment), and (2) waiving any Event of Default that may have arisen directly as a result of the Financial Covenant Default (as defined in the Fifth Amendment). The Fifth Amendment also added additional financial reporting obligations and potentially may include certain foreign subsidiaries of Boxlight Inc. as additional guarantors under the Credit Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
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
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this Annual Report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses described in our report on internal control over financial reporting below.
Notwithstanding the existence of the material weaknesses, we believe that the consolidated financial statements included in this Annual Report fairly present in accordance with U.S. GAAP, in all material respects, our financial condition, results of operations and cash flows for the periods presented in this Annual Report.
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
Management’s Report on Internal Control Over Financial Reporting
Our principal executive officer and our principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO"). Based upon such assessment and due to the existence of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and our principal accounting and financial officer have concluded that, as of December 31, 2023, our internal control over financial reporting was not effective, including:
•Our written policies and procedures over accounting transaction processing and period end financial close and reporting are limited which has resulted in ineffective oversight in the establishment of proper monitoring controls over accounting and financial reporting; and
•We lacked sufficient review of certain financial transactions, and critical financial spreadsheets, such that a proper review had not been performed by someone other than preparer, and that process documentation is lacking for review and monitoring controls over accounting and financial reporting.

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
In light of the material weakness described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this Annual Report fairly present in accordance with U.S. GAAP, in all material respects, our financial condition, results of operations and cash flows for the periods presented in this Annual Report.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.
ITEM 11 EXECUTIVE COMPENSATION
The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders.
The independent registered public accounting firm is FORVIS, LLP (PCAOB Firm ID No. 686) located in Atlanta, Georgia.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Schedule II
Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at beginning of period	Charge (Credit) to Cost and Expense	Charged to Other Accounts(a)		Deductions (b)	Balance at end of period
Year Ended December 31, 2022
Allowance for doubtful accounts	$405	$239	$		$230	$414
Total allowance deducted from assets	$405	$239		$-	$230	$414

Year Ended December 31, 2023
Allowance for credit losses	$414	$9		$76	$78	$421
Total allowance deducted from assets	$414	$9		$76	$78	$421
__________________________________________
(a)The Company adopted the new standard using a modified retrospective transition approach, with the cumulative impact being charged to Retained Earnings.
(b)Write-offs, net of recoveries

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report

Exhibit No.	Description of Exhibit
3.1	Eleventh Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-204811) filed on December 15, 2016).

3.2	Amended and Restated Bylaws adopted June 24, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 24, 2021).

3.3	Certificate of Change, filed on June 13, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 13, 2023).

4.1	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-1 (Reg. No. 377-00845) filed on June 9, 2015).

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

4.8	Form of Warrant, dated December 31, 2021, issued to WhiteHawk Finance LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8- K filed January 5, 2022).

4.9	Description of Securities. (Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K filed March 16, 2023).

4.10	Form of Pre-Funded Warrant, dated July 22, 2022, issued to an accredited institutional investor (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8- K filed July 26, 2022).

4.11	Form of Warrant, dated July 22, 2022, issued to an accredited institutional investor (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8- K filed July 26, 2022).

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

10.3
$2,000,000 Convertible Promissory Note of Boxlight Corporation to Mimio Holdings, dated as of April 1, 2016 (Incorporated by reference to Exhibit 10.14 in the Registration Statement on Form S-1 (Reg. No. 333-204811) filed on May 13, 2016).

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

10.55	Amendment No. 2 to the Boxlight Corporation 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 dated October 7, 2020).

10.56
Deed of Variation, dated September 24, 2020, between Sahara Presentation Systems PLC and Mark Starkey (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 19, 2020).

10.57
Employment Agreement, dated April 7, 2020, between Sahara Presentation Systems PLC and Patrick Foley (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 30, 2020).

10.58
Deed of variation, dated September 24, 2020, between Sahara Presentation Systems PLC and Patrick Foley (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 30, 2020).

10.59
Employment Agreement, dated January 1, 2019, between Sahara Presentation Systems PLC and Shaun Marklew (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed November 30, 2020).

10.60
Deed of variation, dated September 24, 2020, between Sahara Presentation Systems PLC and Shaun Marklew (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 30, 2020).

10.61
Agreement, dated January 29, 2021, between Boxlight Corporation, Everest Display, Inc. and Amagic Holographics, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 1, 2021).

10.62
Preferred Stock Redemption and Conversion Agreement dated March 24, 2021, by and between Boxlight Corporation and the Preferred Stockholders (incorporated by reference to Exhibit 10.67 to the Annual Report on Form 10-K filed March 31, 2021).

10.63
Share Purchase Agreement, dated March 19, 2021, between Sahara Holdings Ltd., Clevertouch BV and Karel Callens (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 13, 2021).

10.64
Amendment to Preferred Stock Redemption Agreement, dated June 14, 2021, between Boxlight Corporation and the Preferred Stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 16, 2021).

10.65
Amendment to Accounts Receivable Agreement, dated July 20, 2021, between Boxlight Inc. and Sallyport Commercial Finance LLC (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 21, 2021).

10.66
Amendment to Accounts Receivable Agreement, dated August 6, 2021, between Boxlight Inc. and Sallyport Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2021).

10.67	Boxlight Corporation 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on October 14, 2021).

10.68
Fourth Amended and Restated Intercreditor Agreement dated August 23, 2021, between Boxlight Corporation, Sallyport Commercial Finance, LLC, Lind Global Macro Fund, LP and Lind Global Asset Management, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 27, 2021).

10.69
Employment Agreement dated September 15, 2021 between Boxlight Corporation and Aleksandra Leis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 20, 2021).

10.70
Membership Interest Purchase Agreement dated October 29, 2021, between Boxlight Corporation, Boxlight Inc., FrontRow Calypso LLC, Phonic Ear Inc. and Calypso Systems LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 1, 2021).

10.71
Credit Agreement dated December 31, 2021, between Boxlight Corporation, its subsidiaries, Whitehawk Finance LLC., and White Hawk Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 5, 2022).

10.72	Employment Agreement dated February 14, 2022, between Boxlight Corporation and Michael Pope (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 18, 2022).

10.73	Notice of Default and Reservation of Rights dated March 29, 2022, from Whitehawk Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 4, 2022).

10.74
Amendment to Credit Agreement, dated April 4, 2022, between Boxlight Corporation, its subsidiaries, Whitehawk Finance LLC and White Hawk Capital Partners, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 4, 2022).

10.75
Amended and Restated Fee Letter, dated April 4, 2022, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed April 4, 2022).

10.76	Employment Agreement, dated June 13, 2022, between Boxlight Corporation and Greg Wiggins (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 14, 2022).

10.77
Second Amendment to Credit Agreement (including Exhibit A), dated June 21, 2022, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 27, 2022).

10.78
Securities Purchase Agreement dated July 22, 2022, between Boxlight Corporation and an accredited institutional investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 26, 2022).

10.79	Placement Agency Agreement, dated July 22, 2022, between Boxlight Corporation and Maxim Group LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 26, 2022).

10.80
Third Amendment to Credit Agreement, dated April 24, 2023, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC.(Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 26, 2023)

10.81
Notice of Borrowing, dated April 24, 2023, from Boxlight Corporation addressed to Whitehawk Capital Partners, LP. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 26, 2023)

10.82
Fourth Amendment to the Credit Agreement, dated June 26, 2023, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC. (incorporated by reference to exhibit 10.4 to the quarterly report on Form 10-Q filed August 9, 2023.

10.83	Fifth Amendment to Credit Agreement, dated March 14, 2024, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC.*

14.1	Code of Business Conduct and Ethics *(Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed March 16, 2023)

16.1	Letter of FORVIS, LLP, dated June 2, 2022 to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed June 2, 2022.)

19.1	Amended and Restated Insider Trading Policy (Incorporated by reference to Exhibit 10.81 to the Annual Report on Form 10-K filed March 16, 2023)

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed March 16, 2023)

23.1	Consent of FORVIS LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
________________________________
*filed herewith.
**Furnished herewith
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXLIGHT, CORPORATION
(Registrant)

By:	/s/ DALE W. STRANG
Dale W. Strang
Chief Executive Officer
Principal Executive Officer
Date: March 14, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale W. Strang	Chief Executive Officer	March 14, 2024
Dale W. Strang	(principal executive officer)

/s/ Gregory S. Wiggins	Chief Financial Officer	March 14, 2024
Gregory S. Wiggins	(principal financial and accounting officer)

/s/ Rudolph F. Crew	Director	March 14, 2024
Rudolph F. Crew

/s/ Roger W. Jackson	Director (Chairman of the Board)	March 14, 2024
Roger W. Jackson

/s/ Tiffany Kuo	Director	March 14, 2024
Tiffany Kuo

/s/ Charles P. Amos	Director	March 14, 2024
Charles P. Amos

/s/ Michael R. Pope	Director	March 14, 2024
Michael R. Pope	(former Chairman and Chief Executive Officer)

/s/ Mark Elliott	Director	March 14, 2024
Mark Elliott