Form 10-Q
period 2024-03-31
Boxlight Corp
filed 2024-05-08
CIK 1624512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock on May 6, 2024 was 9,778,076.

BOXLIGHT CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Boxlight Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2024 and 2023
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues, net	$37,093	$41,189
Cost of revenues	24,278	26,041
Gross profit	12,815	15,148

Operating expense:
General and administrative	15,249	14,731
Research and development	1,171	597
Total operating expense	16,420	15,328

Loss from operations	(3,605)	(180)

Other (expense) income:
Interest expense, net	(2,607)	(2,447)
Other expense, net	(199)	(22)
Change in fair value of derivative liabilities	192	(224)
Total other expense	(2,614)	(2,693)
Loss before income taxes	$(6,219)	$(2,873)
Income tax expense	(870)	(51)
Net loss	$(7,089)	$(2,924)
Fixed dividends - Series B Preferred	(317)	(317)
Net loss attributable to common stockholders	$(7,406)	$(3,241)

Comprehensive loss:
Net loss	$(7,089)	$(2,924)
Other comprehensive loss:
Foreign currency translation adjustment	(811)	558
Total comprehensive loss	$(7,900)	$(2,366)

Net loss per common share – basic and diluted, as adjusted	$(0.76)	$(0.35)

Weighted average number of common shares outstanding – basic and diluted, as adjusted	9,714	9,366
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Balance Sheets
As of March 31, 2024 and December 31, 2023
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,812	$17,253
Accounts receivable – trade, net of allowances for credit losses of 357 and 421	26,519	29,523
Inventories, net of reserves	39,155	44,131
Prepaid expenses and other current assets	8,999	9,471
Total current assets	86,485	100,378

Property and equipment, net of accumulated depreciation	2,660	2,477
Operating lease right of use asset	8,544	8,846
Intangible assets, net of accumulated amortization	43,815	45,964
Other assets	880	906
Total assets	$142,384	$158,571

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$24,685	$32,899
Short-term debt	1,055	1,037
Operating lease liabilities, current	1,917	1,827
Deferred revenues, current	8,876	8,698
Derivative liabilities	13	205
Other short-term liabilities	3,348	1,566
Total current liabilities	39,894	46,232

Deferred revenues, non-current	16,128	16,347
Long-term debt	37,401	39,134
Deferred tax liabilities, net	4,319	4,316
Operating lease liabilities, non-current	7,050	7,282
Total liabilities	104,792	113,311

Commitments and contingencies (Note 14)
Mezzanine equity:
Preferred Series B, 1,586,620 shares issued and outstanding	16,146	16,146
Preferred Series C, 1,320,850 shares issued and outstanding	12,363	12,363
Total mezzanine equity	28,509	28,509

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 167,972 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 18,750,000 shares authorized; 9,777,725 and 9,704,496 Class A shares issued and outstanding, respectively	1	1
Additional paid-in capital	119,956	119,724
Accumulated deficit	(111,364)	(104,275)
Accumulated other comprehensive income	490	1,301
Total stockholders’ equity	9,083	16,751

Total liabilities and stockholders’ equity	$142,384	$158,571
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2024
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	167,972	$—	9,704,496	$1	$119,724	$1,301	$(104,275)	$16,751

Shares issued for:

Vesting of restricted share units	—	—	73,229	—	—	—	—	—

Stock compensation	—	—	—	—	549	—	—	549

Foreign currency translation	—	—	—	—	—	(811)	—	(811)

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	(7,089)	(7,089)

Balance as of March 31, 2024	167,972	$—	9,777,725	$1	$119,956	$490	$(111,364)	$9,083
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2023, as adjusted
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	167,972	$—	9,339,587	$1	$117,849	$(914)	$(65,043)	$51,893

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	(76)	(76)

Balance as of December 31, 2022 - as adjusted	167,972	$—	9,339,587	$1	$117,849	$(914)	$(65,119)	$51,817

Shares issued for:

Vesting of restricted share units	—	—	45,246	—	—	—	—	—

Stock compensation	—	—	—	—	627	—	—	627

Foreign currency translation	—	—	—	—	—	558	—	558

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	(2,924)	(2,924)

Balance as of March 31, 2023	167,972	$—	9,384,833	$1	$118,159	$(356)	$(68,043)	$49,761
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2024 and 2023
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net loss	$(7,089)	$(2,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt premium, discount and issuance cost	592	456
Provision for credit losses	129	(10)
Changes in deferred tax assets and liabilities	(323)	(121)
Change in allowance for sales returns and volume rebates	(175)	90
Change in inventory reserve	86	294
Change in fair value of derivative liabilities	(192)	224
Stock compensation expense	549	641
Depreciation and amortization	2,069	2,263
Change in right of use assets and lease liabilities	1	160
Changes in operating assets and liabilities:
Accounts receivable – trade	2,947	(2,375)
Inventories	4,735	13,571
Prepaid expenses and other current assets	(1,086)	122
Other assets	22	(229)
Accounts payable and accrued expenses	(8,103)	(13,845)
Other liabilities	3,791	(49)
Deferred revenues	105	(171)
Net cash used in operating activities	$(1,942)	$(1,903)

Cash flows from investing activities:
Purchases of furniture and fixtures, net	(394)	(81)
Net cash used in investing activities	$(394)	$(81)

Cash flows from financing activities:
Principal payments on long term debt	(2,307)	(670)
Payments of fixed dividends to Series B Preferred stockholders	(317)	(317)
Net cash used in financing activities	$(2,624)	$(987)

Effect of foreign currency exchange rates	(481)	(346)

Net decrease in cash and cash equivalents	(5,441)	(3,317)

Cash and cash equivalents, beginning of the period	17,253	14,591

Cash and cash equivalents, end of the period	$11,812	$11,274

Supplemental cash flow disclosures:

Cash paid for income taxes	$101	$52
Cash paid for interest	$1,806	$1,975

Non-cash investing and financing transactions:
Addition of operating lease liabilities	$52	$26
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Notes to the Unaudited Condensed Consolidated Financial Statements
NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
Boxlight Corporation, a Nevada Corporation (“Boxlight”), designs, produces and distributes interactive technology solutions for the education, corporate and government markets under its Clevertouch and Mimio brands. Boxlight’s solutions include interactive displays, audio and other accessory products, software, and professional services.
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements include the accounts of Boxlight and its direct and indirect wholly owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim unaudited condensed consolidated financial information and interim financial reporting guidelines and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete condensed consolidated financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2023 and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”). Certain information and note disclosures normally included in consolidated financial statements have been condensed. The December 31, 2023 balance sheet included herein was derived from the Company’s audited consolidated financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for 2023 contained in the 2023 Annual Report filed with the SEC on March 14, 2024, describes the significant accounting policies that the Company used in preparing its condensed consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to revenue, reserves, and allowances. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.
REVERSE STOCK SPLIT
On June 14, 2023, the Company effected a reverse stock split of the Company’s Class A common stock whereby each eight shares of the Company’s authorized and outstanding Class A common stock was converted into one share of common stock. The par value of the common stock was not adjusted. Following the reverse split, the authorized shares for Class A common stock was adjusted to 18,750,000, the authorized shares for Class B common stock remained at 50,000,000 shares, and the authorized share of preferred stock remained unchanged at 50,000,000 shares. All Class A common share and per share amounts for all periods presented in the condensed consolidated financial statements and the notes to the condensed consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in aggregate par value of Class A common stock to additional paid-in capital on the condensed consolidated balance sheets of approximately $6 thousand. The quantity of Class A common stock equivalents and the conversion and exercise ratios were adjusted for the effect of the reverse stock split for warrants, stock-based compensation arrangements, and the conversion features on preferred shares. All of the agreements include existing conversion language in the event of a stock split and thus did not result in modification accounting or additional incremental expense as a result of this transaction. The Company issued 33,414 shares of Class A common stock to adjust fractional shares following the reverse stock split to the nearest whole share. There are presently no shares of Class B common stock outstanding, and none were outstanding as of March 31, 2024.
GOING CONCERN

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.
At December 31, 2023, the Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement. The Senior Leverage Ratio, as stated in the Third Amendment to the Credit Agreement, decreased to 2.50 at December 31, 2023, 2.00 at March 31, 2024 and June 30, 2024 and 1.75 thereafter. On March 14, 2024 the Company entered into a fifth agreement (the 'Fifth Amendment') with the Collateral Agent and Lender which waived any Event of Default that may have arisen directly as a result of the financial covenant default at December 31, 2023 and in the interim two-month period ended February 29, 2024. The Fifth Amendment also restated the Senior Leverage Ratio and Minimum Liquidity requirements. Under the Amended agreement, the Senior Leverage Ratio requirement at March 31, 2024 was amended from 2.00 to 6.00, at June 30, 2024 will remain at 2.00 and thereafter will remain at 1.75. The Company was in compliance with all financial covenants at March 31, 2024.
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

In view of this matter, continuation as a going concern is dependent upon the Company’s ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio, or refinance its Credit Agreement with a different lender on more favorable terms. The Company is actively working to refinance its debt with new lenders. While the Company is confident in its ability to refinance its existing debt, it does not have written or executed agreements as of the issuance of this Form 10-Q. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. The Company has a good working relationship with its current banking partner. However, there can be no assurance that the Company will be successful in refinancing its debt, or on terms acceptable to the Company.

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
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, accounts receivable and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. The Company has determined that the estimated fair value of debt approximates its carrying value, excluding premiums, discounts, and issuance costs. The fair value of debt was estimated using market rates the Company believes would be available for similar types of financial instruments and represents a Level 2 measurement.
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
There were no transfers into or our of Level 3 measurements in 2024 and 2023.
The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of March 31, 2024
Derivative liabilities - warrant instruments	—	—	$13	$13

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of December 31, 2023
Derivative liabilities - warrant instruments	—	—	$205	$205
The following tables reconcile the beginning and ending balances of the warrant instruments within Level 3 of the fair value hierarchy:

(in thousands)
Balance, December 31, 2023	$205
Change in fair value of derivative liabilities	(192)
Balance, March 31, 2024	$13

(in thousands)
Balance, December 31, 2022	$472
Change in fair value of derivative liabilities	224
Balance, March 31, 2023	$696

LOSS PER COMMON SHARE
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of this calculation, options to purchase common stock, restricted stock units subject to vesting, and warrants to purchase common stock were considered to be common stock equivalents. Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period giving effect to all potentially dilutive securities to the extent they are dilutive. The dilutive effect of options to purchase common stock, restricted stock units subject to vesting and other share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted calculation for the entire period being presented.
For the three months ended March 31, 2024, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 0.3 million shares issuable upon exercise of options to purchase common stock, 0.2 million of unvested shares of restricted stock and 1.4 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 2.2 million shares issuable from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive. For the three month ended March 31, 2023, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 0.8 million shares from options to purchase shares of common stock and 0.3 million of unvested restricted stock units as well as 1.4 million shares of common stock issuable upon exercise of warrants. Additionally, potentially dilutive securities of 2.2 million from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive.
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
The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying condensed consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying condensed consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company had no material contract assets as of March 31, 2024 or December 31, 2023. During the three months ended March 31, 2024 and March 31, 2023, respectively, the Company recognized $2.3 million and $2.1 million of revenue that was included in the deferred revenue balance as of December 31, 2023 and December 31, 2022, respectively.

Variable Consideration
The Company’s otherwise fixed consideration may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly for “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering or otherwise determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company provides rebates to certain customers based on the achievement of certain sales targets. The provision for rebates is estimated based on customers’ contracted rebate programs and our historical experience of rebates paid. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the most likely method based on historical experience and are measured at each reporting date. There was no material revenue recognized in the three months ended March 31, 2024 related to changes in estimated variable consideration that existed at December 31, 2023.
Remaining Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of March 31, 2024 and December 31, 2023, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $25.0 million. The Company expects to recognize revenue on 35.5% of the remaining performance obligations during the next 12 months, 28.8% in the following 12 months, 20.5% in the 12 months ended March 31, 2026, 11.4% in the 12 months ended March 31, 2027, with the remaining 3.8% recognized thereafter.
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

	Three Months Ended March 31,
	(in thousands)
	2024	2023
Product revenue	$34,435	$38,681
Service revenue	2,658	2,508
Total revenues, net	$37,093	$41,189

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
Certain sales commissions incurred by the Company are determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would be recognized over a period that is one year or less, the Company has elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Total deferred commissions, net of accumulated amortization, as of March 31, 2024 and December 31, 2023 was $0.6 million.
The Company has not historically incurred any material fulfillment cost that meet the criteria for capitalization.
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
The Company’s operations are organized, managed and classified into three reportable segments – EMEA, North and Central America (the “Americas”) and all other geographic regions (“Rest of World”). Our EMEA segment consists of the operations of Sahara Holding Limited and its subsidiaries (the “Sahara Entities”). Our Americas segment consists primarily of Boxlight, Inc. and its subsidiaries and the Rest of World segment consists primarily of Boxlight Australia, PTY LTD ("Boxlight Australia”).
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
ACCOUNTING STANDARDS PENDING ADOPTION
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. This change will apply retrospectively to all periods presented. The Company is currently evaluating the impact of this ASU on its financial statements. The adoption of this ASU is not expected to result in significant changes to the Company's current segment disclosures.

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
NOTE 2 – ACCOUNTS RECEIVABLE - TRADE
Accounts receivable consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	2024	2023

Accounts receivable – trade	$29,827	$33,089
Allowance for credit losses	(357)	(421)
Allowance for sales returns and volume rebates	(2,951)	(3,145)
Accounts receivable - trade, net of allowances	$26,519	$29,523
NOTE 3 – INVENTORIES
Inventories consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	2024	2023

Finished goods	$40,711	$45,461
Spare parts	1,071	1,221
Reserve for inventory obsolescence	(2,627)	(2,551)
Inventories, net	$39,155	$44,131
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	2024	2023

Prepayments to vendors	$2,805	$3,176
Prepaid licenses and other	6,194	6,295
Prepaid expenses and other current assets	$8,999	$9,471
Prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 are net of reserves of $1.4 million related to vendor receivables.

NOTE 5 – INTANGIBLE ASSETS
Intangible Assets
Intangible assets consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	Useful lives	2024	2023
INTANGIBLE ASSETS
Patents	4-10 years	$182	$182
Customer relationships	8-15 years	52,330	52,588
Technology	3-5 years	8,914	8,944
Domain	7 years	14	14
Non-compete	3 years	391	391
Tradenames	2-10 years	12,725	12,723
Intangible assets, at cost		74,556	74,842
Accumulated amortization		(30,741)	(28,878)
Intangible assets, net of accumulated amortization		$43,815	$45,964
For the three months ended March 31, 2024 and 2023, the Company recorded amortization expense of $1.9 million and $2.1 million, respectively. Changes to gross carrying amount of recognized intangible assets due to translation adjustments include approximately ($0.5) million as of March 31, 2024 and ($0.1) million as of December 31, 2023.
NOTE 6 – LEASES
The Company has entered into various operating leases for certain offices, support locations and vehicles with terms extending through December 2038. Generally, these leases have initial lease terms of five years or less.
As of March 31, 2024, the Company had no leases classified as finance leases. The Company is currently not a lessor in any lease arrangement.
Operating lease expense was $630 thousand and $564 thousand for the three months ended March 31, 2024 and 2023, respectively. Variable and short-term lease cost was $528 thousand for the three months ended March 31, 2024. Variable and short-term lease cost were not material for the three months ended March 31, 2023. Cash paid for amounts included in the measurement of lease liabilities was $466 thousand and $621 thousand for the three months ended March 31, 2024 and 2023, respectively.
Future maturities of the Company's operating lease liabilities are summarized as follows (in thousands):
Fiscal year ended,

2024	$1,509
2025	2,090
2026	1,661
2027	1,091
2028	831
Thereafter	6,708
Total lease liabilities	13,890
Less: Imputed interest	(4,923)
Present value of lease liabilities	$8,967

The following is supplemental lease information as of March 31, 2024 and December 31, 2023:

	2024	2023
Weighted-average remaining lease term (years)	10.0	9.9
Weighted-average discount rate	10.5%	10.8%
NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	2024	2023
Accounts payable	$18,754	$27,448
Accrued expenses and other	5,808	5,106
Other	123	345
Accounts payable and accrued expenses	$24,685	$32,899
NOTE 8 – DEBT
The following is a summary of the Company’s debt as of March 31, 2024 and December 31, 2023 (in thousands):

	2024	2023
Debt – Third Parties
Paycheck Protection Program	$58	$72
Note payable - Whitehawk	40,913	43,206
Total debt	40,971	43,278
Less: Premium, discount and issuance costs	2,515	3,107
Current portion of debt	1,055	1,037
Long-term debt	$37,401	$39,134
Total debt (net of premium, discount and issuance costs)	$38,456	$40,171
Debt - Third Parties:
Whitehawk Finance LLC
In order to finance the acquisition of FrontRow Calypso LLC (“FrontRow”), which closed on December 31, 2021, and to refinance the Company's then existing note payable, the Company and substantially all of its direct and indirect subsidiaries, including Boxlight and FrontRow as guarantors, entered into a maximum $68.5 million term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral agent (“Whitehawk” or the “Collateral Agent”). The Company received an initial term loan of $58.5 million on December 31, 2021 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10 million that may be available for additional working capital purposes under certain conditions (the “Delayed Draw”). The Initial Loan and Delayed Draw are collectively referred to as the “Term Loans.” The Term Loans are secured by substantially all of the assets of the Company. The proceeds of the Initial Loan were used to finance the Company’s acquisition of FrontRow, pay off all indebtedness owed to the Company’s then existing lenders, Sallyport Commercial Finance, LLC and Lind Global Asset Management, LLC, pay related fees and transaction costs, and provide working capital. Of the Initial Loan, $8.5 million was subject to repayment on February 28, 2022, with quarterly principal payments of $625,000 and interest payments commencing March 31, 2022 and the $40.0 million remaining balance plus any Delayed Draw loans becoming due and payable in full on December 31, 2025. The Term Loans bear interest at the LIBOR rate plus 10.75%; provided that after March 31, 2022, if the Company’s Senior Leverage Ratio (as defined in the Credit Agreement) is less than 2.25, the interest rate would be reduced to LIBOR plus 10.25%. Such terms are subject to the Company maintaining a borrowing base in compliance with the Credit Agreement. In the event of non-compliance with the borrowing base, the Company would be subject to an increased interest rate as stated in the Credit Agreement.

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
During the three months ended March 31, 2024, the Company repaid principal of $2.3 million and interest of $1.8 million to Whitehawk.
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
The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at December 31, 2023. The non-compliance was cured by a waiver applied in accordance with the Fifth Amendment to the Credit Agreement dated March 14, 2024 which waived any Event of Default that may have arisen directly as a result of the financial covenant default at December 31, 2023 and in the interim two-month period ended February 29, 2024. The Fifth Amendment also amended and restated the Senior Leverage Ratio and Minimum Liquidity requirements. Under the Fifth Amendment, the Senior Leverage Ratio requirement at March 31, 2024 was amended from 2.00 to 6.00, at June 30, 2024 will remain at 2.00 and thereafter will remain at 1.75. The Company was in compliance with all financial covenants as of March 31, 2024.
In February 2024, the Company paid $1.7 million, inclusive of a $0.1 million pre-payment penalty, to Whitehawk to maintain compliance with the borrowing base covenant calculation as of January 31, 2024. After the payment the Company was in compliance with the borrowing base covenant.
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
NOTE 9 – DERIVATIVE LIABILITIES
The Company determined that certain warrants to purchase common stock do not satisfy the criteria for classification as equity instruments due to the existence of certain net cash and non-fixed settlement provisions that are not within the sole control of the Company. Conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. Such warrants are measured at fair value at each reporting date, and the changes in fair value are included in determining net income (loss) for the period. The Company used a Monte Carlo Simulation model to determine the fair value of the derivative liabilities as of March 31, 2024 and December 31, 2023.

March 31, 2024
Common stock issuable upon exercise of warrants	464,385
Market value of common stock on measurement date	$0.65
Exercise price	$8.80
Risk free interest rate (1)	4.35%
Expected life in years	2.75 years
Expected volatility (2)	76.0%
Expected dividend yields (3)	—%

December 31, 2023
Common stock issuable upon exercise of warrants	464,385
Market value of common stock on measurement date	$1.07
Exercise price	$8.80
Risk free interest rate (1)	3.93%
Expected life in years	3 years
Expected volatility (2)	114.0%
Expected dividend yields (3)	—%
(1)The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)The historical trading volatility was based on historical fluctuations in stock price for Boxlight and certain peer companies.
(3)The Company does not expect to pay a dividend in the foreseeable future.
NOTE 10 – INCOME TAXES
Pretax (loss) income resulting from domestic and foreign operations is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$(6,109)	$(3,515)
Foreign	(110)	642
Total pretax book loss	$(6,219)	$(2,873)
The Company recorded income tax expense of $0.9 million and $51 thousand for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate was (14.0)% and (1.8)% for the three months ended March 31, 2024 and 2023. The negative year to date effective tax rate is due to the Company paying income taxes in various jurisdictions while incurring a worldwide net loss.
The increase in income tax expense year-over-year is primarily due to higher U.S. taxes related to interest expense and increased net operating loss ("NOL") limitations for the three months ended March 31, 2024 as compared to the prior year.
The Company operates in the United States, United Kingdom, and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned.

The legacy Boxlight entities are in a net deferred tax asset position in the United States, the United Kingdom, and other jurisdictions, primarily driven by its net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. For example, in the United States, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because U.S. tax laws limit the time during which the net operating losses generated prior to 2018 may be applied against future taxes, if the Company fails to generate U.S. taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on its net deferred tax asset at March 31, 2024 and December 31, 2023.

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
The tax years from 2009 to 2023 remain open to examination in the U.S. federal jurisdiction and in most U.S. state jurisdictions. The tax years from 2021 to 2023 remain open to examination in the U.K. Statutes of limitations vary in other immaterial jurisdictions.
During the second quarter of 2021, the Company became aware of a potential state tax exposure for failure to file minimum tax returns in a state for several years. The Company has recorded an exposure item of $89 thousand for its best estimate of the amount for which it will settle the exposure. This amount includes $24 thousand of income tax and $65 thousand of penalties and interest. The Company has not identified any other material uncertain tax positions during the three months ended March 31, 2024.
The Organization for Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax rate by January 1, 2025. We are currently evaluating the potential impact of the rules on our consolidated financial statements and related disclosures.
NOTE 11 – EQUITY
Preferred Shares
The Company’s articles of incorporation, as amended, provide that the Company is authorized to issue 50,000,000 shares of preferred stock, with such preferred stock consisting of: (1) 250,000 shares of non-voting Series A preferred stock, with a par value of $0.0001 per share; (2) 1,586,620 shares of voting Series B preferred stock, with a par value of $0.0001 per share; (3) 1,320,850 shares of voting Series C preferred stock, with a par value of $0.0001 per share; and (4) Remaining shares of “blank check” preferred stock to be designated by the Company’s board of directors. Each authorized series of preferred stock is described below.
Issuance of Preferred Shares
Series A Preferred Stock
At the time of the Company’s initial public offering, the Company issued 250,000 shares of the Company’s non-voting convertible Series A preferred stock to Vert Capital for the acquisition of Genesis. As of March 31, 2024, a total of 167,972 shares of Series A preferred stock remained outstanding which can be converted into 33,461 shares of Class A common stock, at the discretion of the Series A stockholder.

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
As the redemption features in the Series B preferred stock and Series C preferred stock are not solely within the control of the Company, the Company has classified the Series B preferred stock and Series C preferred stock as mezzanine or temporary equity in the Company’s condensed consolidated balance sheet. As of March 31, 2024, a total of 1,586,620 and 1,320,850 shares of Series B and C preferred stock remained outstanding, respectively.
Common Stock
The Company’s authorized common stock consists of 1) 18,750,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock would automatically convert into shares of Class A common stock. As of March 31, 2024 and December 31, 2023, the Company had 9,777,725 and 9,704,496 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding as of March 31, 2024 or December 31, 2023.
Warrants
The Company had equity warrants outstanding of 921,462 and 921,306 as of March 31, 2024 and December 31, 2023, respectively.
Repurchase Plan
On February 14, 2023, the Board of Directors of Boxlight Corporation approved the Company’s establishment of a share repurchase program (the “Repurchase Program”) authorizing the Company to purchase up to $15.0 million of the Company’s Class A common stock. Pursuant to the Repurchase Program, the Company may, from time to time, repurchase its Class A common stock in the open market, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions. The timing and total amount of any repurchases made under the Repurchase Program will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on January 26, 2027, may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of Class A common stock. As of March 31, 2024, the Company has not utilized the Repurchase Program.

NOTE 12 – STOCK COMPENSATION
The Company has issued grants under two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which a total of 798,805 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 625,000 shares of the Company’s Class A common stock have been approved for issuance. Upon approval of the 2021 Plan in March 2022, any shares remaining available for issuance under the 2014 Plan were cancelled, and all future grants were issued under the 2021 Plan. The 2021 Plan allows for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights or otherwise, to the Company’s officers, directors, employees and consultants. Prior to the second quarter of 2023, the Company had issued 774,904 shares under the 2021 Plan such that the Company was over the authorized share number. During the year ended December 31, 2023, the Company cancelled 384,340 shares of previously issued awards such that the Company is under the authorized number of share awards.
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
The following is a summary of the option activities during the three months ended March 31, 2024:

Number of Units
Outstanding, December 31, 2023	348,259
Granted	—
Exercised	—
Forfeited	(4,138)
Outstanding, March 31, 2024	344,121
Exercisable, March 31, 2024	303,160
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
The following is a summary of the RSU activities during the three months ended March 31, 2024:

Number of Units
Outstanding, December 31, 2023	408,451
Granted	—
Vested	(73,229)
Forfeited	(170,202)
Outstanding, March 31, 2024	165,020

Stock Compensation Expense
For the three months ended March 31, 2024 and 2023, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	$104	$169
Restricted stock units	444	471
Warrants	1	1
Total stock compensation expense	$549	$641
NOTE 13 – RELATED PARTY TRANSACTIONS
Management Agreement
On November 1, 2022, the Company entered into a consulting agreement with Mark Elliott, former CEO of Boxlight and a current member of the Board of Directors. Under the terms of the agreement, Mr. Elliott is to provide sales, marketing, management and related consulting services to assist the Company in sourcing and entering into agreements with one or more customers to provide products and services for specified school districts. The Company will pay Mr. Elliott a fixed payment of $4 thousand per month and commissions equal to 15% of gross profit derived by the Company based on total purchase order revenue. The agreement, unless cancelled, will automatically renew on December 31, 2024. For the three months ended March 31, 2024 and 2023, the Company paid $79 thousand and $12 thousand under the agreement, respectively.
On January 31, 2018, the Company entered into a management agreement (the “Management Agreement”) with an entity owned and controlled by our former Chief Executive Officer and Chairman, Michael Pope. The Management Agreement is separate and apart from Mr. Pope’s employment agreement with the Company. The Management Agreement is effective as of the first day of the same month that Mr. Pope's employment with the Company terminates, and for a period of 13 months, in which Mr. Pope will provide consulting services to the Company including sourcing and analyzing strategic acquisitions, assisting with financing activities, and other services. As consideration for the services provided, the Company will pay Mr. Pope a management fee equal to 0.375% of the consolidated net revenues of the Company, payable in monthly installments, not to exceed $250,000 in any calendar year. At his option, Mr. Pope may defer payment until the end of each year and/or receive payment in the form of shares of Class A common stock of the Company.
On January 4, 2024, Mr. Pope's employment with the Company terminated at which time his Management Agreement became effective. For the three months ended March 31, 2024, the Company paid $109 thousand under the agreement.
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
Purchase Commitments
The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. As of March 31, 2024, the total amount of such open inventory purchase orders was $25.8 million.

NOTE 15 – CUSTOMER AND SUPPLIER CONCENTRATION
There was no particular customer that accounted for greater than 10% of the Company's consolidated revenues for the three months ended March 31, 2024. For the three months ended March 31, 2023, there was one customer that accounted for greater than 10% of the Company’s consolidated revenues. Details are as follows:

Customer	Total revenues from the customer as a percentage of total revenues for the three months ended March 31, 2024	Accounts receivable from the customer as of March 31, 2024 (in thousands)	Total revenues from the customer as a percentage of total revenues for the three months ended March 31, 2023	Accounts receivable from the customer as of March 31, 2023 (in thousands)
1	—%	$—	14.1%	$3,362
For the three months ended March 31, 2024, the Company’s purchases were concentrated primarily with one vendor. For the three months ended March 31, 2023, the Company's purchases were not concentrated with any particular vendor. Details are as follows:

Vendor	Total purchases from the vendor as a percentage of total cost of revenues for the three months ended March 31, 2024	Accounts payable to the vendor as of March 31, 2024 (in thousands)	Total purchases from the vendor as a percentage of total cost of revenues for the three months ended March 31, 2023	Accounts payable (prepayment) to the vendors as of March 31, 2023 (in thousands)
1	47.6%	$12,166	—%	$—
The Company believes there are other suppliers that could be substituted should the above cited vendor become unavailable or non-competitive.
NOTE 16 – SEGMENTS
Information about our Company’s operations by operating segment is shown in the following tables (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue, net
Americas	$17,530	$21,066
EMEA	21,001	23,955
Rest of World	284	1,323
Eliminations and Adjustments (1)	(1,722)	(5,155)
Total Revenue, net	$37,093	$41,189
(Loss) Income from Operations
Americas	(3,791)	(147)
EMEA	146	(401)
Rest of World	9	408
Eliminations and Adjustments (1)	31	(40)
Total Loss from Operations	$(3,605)	$(180)
(1)Eliminations and adjustments represent net sales between the Americas, EMEA and Rest of World segments. Sales between these segments are generally valued at market.

	March 31, 2024	December 31, 2023
Identifiable Assets
Americas	$60,402	$69,749
EMEA	79,683	85,732
Rest of World	2,299	3,090
Total Identifiable Assets	$142,384	$158,571
NOTE 17 – SUBSEQUENT EVENTS
On April 19, 2024, the Company entered into the sixth amendment with the Collateral Agent and Lender (the "Sixth Amendment"). The Sixth Amendment provided the Company with an additional $2.0 million working capital bridge loan on April 19, 2024 and agreed to provide the Company with an additional $3.0 million working capital bridge loan in June 2024, provided, that the Company is then in compliance with certain financial covenants (as defined in the Credit Agreement), including its Senior Leverage Ratio. The Company is required to pay a fee equal to 6.00% of the aggregate amount of borrowings under the Sixth Amendment. Both working capital bridge loans are due and payable in full on November 29, 2024.
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
Our operations are organized, managed, and classified into three reportable segments – Europe, Middle East, and Africa (“EMEA”), North and Central America (“Americas”), and all other geographic regions (“Rest of World”). Our EMEA segment consists of the operations of Sahara Holding Limited and its subsidiaries. Our Americas segment consists primarily of Boxlight, Inc. and its subsidiaries, and the Rest of World segment consists primarily of Boxlight Australia, PTY LTD (“Boxlight Australia”).
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
We outsource some of our warehouse operations and order fulfillment and purchase products from related and third parties. Our product costs will vary directly with volume and the costs of underlying product components as well as the prices we are able to negotiate with our contract manufacturers. Shipping costs fluctuate with volume as well as with the method of shipping chosen in order to meet customer demand. As a global company with suppliers centered in Asia and customers located worldwide, we have used, and may in the future use, air shipping to deliver our products directly to our customers. Air shipping is more costly than sea or ground shipping or other delivery options. We primarily use air shipping to meet the demand for our products during peak seasons and new product launches.
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
Other (expense) income, net
Other (expense) income, net primarily consists of interest expense associated with our debt financing arrangements, and the effects of changes in the fair value of derivative liabilities.
Income tax expense
We are subject to income taxes in the jurisdictions in which we do business, including the United States, Canada United Kingdom, Mexico, Sweden, Finland, Holland, Australia, Denmark and Germany. The United Kingdom, Mexico, Sweden, Finland, Holland, Germany, Australia, Canada, and Denmark have a statutory tax rate different from that of the United States. Additionally, certain jurisdictions of the Company’s international earnings are also taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.

Operating Results – Boxlight Corporation
For the three-month periods ended March 31, 2024 and 2023
Revenues. Total revenues for the three months ended March 31, 2024 were $37.1 million as compared to $41.2 million for the three months ended March 31, 2023, resulting in a 9.9% decrease. The decrease in revenues was due to lower sales volume primarily in the U.S. markets.
Cost of Revenues. Cost of revenues for the three months ended March 31, 2024 were $24.3 million as compared to $26.0 million for the three months ended March 31, 2023, resulting in a 6.8% decrease. The decrease in cost of revenues was attributable to the decrease in units sold.
Gross Profit. Gross profit for the three months ended March 31, 2024 was $12.8 million as compared to $15.1 million for the three months ended March 31, 2023, a decrease of 15.4%. Gross profit margin was 34.5% for the three months ended March 31, 2024 and 36.8% for the three months ended March 31, 2023. The decrease in gross profit margin is primarily related to a difference in product mix compared to the prior year quarter.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2024 were $15.2 million, representing 41.1% of revenue as compared to $14.7 million representing 35.8% of revenue for the three months ended March 31, 2023. The increase in general and administrative expenses for the period ended March 31, 2024 can be attributed primarily to severance charges of approximately $0.9 million related to recent headcount reductions.
Research and Development Expenses. Research and development expenses for the three months ended March 31, 2024 and 2023 were $1.2 million and $0.6 million, respectively and represented 3.2% and 1.4% of revenue, respectively. The increase can be attributable to new research and development projects that began during the prior year.
Other Expense. Other expense, net for the three months ended March 31, 2024 was $2.6 million as compared to $2.7 million for the three months ended March 31, 2023, representing a decrease of $0.1 million. The decrease was due to a $0.4 million change in the fair value of derivative liabilities, offset by a $0.2 million increase in interest expense, and a $0.1 million increase in foreign currency transaction losses during the three months ended March 31, 2023.
Income Tax Expense. Income tax expense for the three months ended March 31, 2024 was $0.9 million, as compared to a $51 thousand for the three months ended March 31, 2023. The increase in tax expense is primarily due to higher U.S. taxes related to interest expense and increased net operating loss limitations.
Net Loss. Net loss was $7.1 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively, and was a result of the changes noted above.
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
EBITDA represents net loss before income tax expense, interest income, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, plus stock compensation expense, the change in fair value of derivative liabilities, purchase accounting impact of fair valuing inventory and deferred revenue, and severance charges. Management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of the Company’s business model, and to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. Investors should consider the Company’s non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains reconciliations of net income and losses to EBITDA and adjusted EBITDA for the periods presented:

(in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net Loss	$(7,089)	$(2,924)
Depreciation and amortization	2,069	2,263
Interest expense	2,607	2,447
Income tax expense	870	51
EBITDA	$(1,543)	$1,837
Stock compensation expense	549	641
Change in fair value of derivative liabilities	(192)	224
Purchase accounting impact of fair valuing inventory	113	143
Purchase accounting impact of fair valuing deferred revenue	309	470
Severance charges	943	—
Adjusted EBITDA	$179	$3,315
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
Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $11.8 million, a working capital balance of $46.6 million, and a current ratio of 2.17. On March 31, 2023, we had $11.3 million of cash and cash equivalents, a working capital balance of $61.6 million, and a current ratio of 2.75.
For the three months ended March 31, 2024 and 2023, we had net cash used in operating activities of $1.9 million. We had net cash used in investing activities of $394 thousand and $81 thousand for the three months ended March 31, 2024 and 2023, respectively. Cash used in investing activities is related to purchases of property and equipment. For the three months ended March 31, 2024 and 2023, we had net cash used in financing activities of $2.6 million and $1.0 million, respectively. Cash used in financing activities is related to principal payments on debt of $2.3 million and $0.3 million in payments of fixed dividends to our Series B preferred shareholders.
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
In addition to the cash flows generated by our ongoing operating activities we financed our operations during 2024 and 2023 with our Credit Facility with Whitehawk. On April 19, 2024, we took out a working capital loan with

Whitehawk for $5.0 million, with $2.0 million funded on April 19, 2024 and the remaining $3.0 million to be made available in June 2024 provided the Company is in compliance with certain covenants.
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
Given the uncertainty surrounding global supply chains, global markets, and general global uncertainty as a result of the ongoing conflict between Russia and Ukraine, the availability of debt and equity capital has been reduced and the cost of capital has increased. Furthermore, recent adverse developments affecting the financial services industry including events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions may lead to market-wide liquidity problems. This in turn could result in a reduction in our ability to access funding sources and credit arrangements in amounts adequate to finance our current and future business operations. Increasing our capital through equity issuance at this time could cause significant dilution to our existing stockholders. However, while there can be no guarantee we will be able to access capital when needed, we are confident that the Company will be able to manage through the current challenges in the equity and debt finance markets by managing payment terms with our customers and vendors.
Cash and cash equivalents, along with anticipated cash flows from operations and recent financing arrangements with our lenders are expected to provide sufficient liquidity for working capital needs and debt service requirements.
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
In view of this matter, continuation as a going concern is dependent upon the Company’s ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio, or refinance its Credit Agreement with a different lender on a basis with more favorable terms. The Company is actively working to refinance its debt with new lenders on terms more favorable to the Company. While the Company is confident in its ability to refinance its existing debt, it does not have written or executed agreements as of the issuance of this Form 10-Q. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. The Company has a good working relationship with its current banking partner and has seen a positive trend in the credit markets as of late. However, there can be no assurance that the Company will be successful in refinancing its debt, or on terms acceptable to the Company.
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
Our significant accounting policies are discussed in the notes to the unaudited condensed consolidated financial statements and in Note 1 in the Company’s 2023 Annual Report, which was filed with the SEC on March 14, 2024. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:
1.Revenue Recognition
2.Intangible Assets
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
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses described in our 2023 Annual Report on Form 10-K, as filed with the SEC on March 14, 2024.
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
There were no changes made in the internal controls over financial reporting for the quarter ended March 31, 2024 that have materially affected our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
For information regarding risk factors pertinent to the Company’s business please refer to Part I Item 1A of the Company’s 2023 Annual Report on Form 10-K, which was filed with the SEC on March 14, 2024 and is incorporated by reference herein. There have been no material changes from the risk factors described in our Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
3.1	Eleventh Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-204811) filed on December 15, 2016).
3.2	Amended and Restated Bylaws adopted June 24, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 24, 2021).
3.3*	Clawback Policy adopted April 5, 2024
4.1	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-1 (Reg. No. 377-00845) filed on June 9, 2015).
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

4.4
Form of Amended and Restated Certificate of Designations for the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2020).

4.5	Form of Warrant, dated December 31, 2021, issued to WhiteHawk Finance LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8- K filed January 5, 2022).
4.6	Description of Securities. (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10- K filed March 17, 2023).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 26, 2022).
4.8	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed July 26, 2022).
10.1
Sixth Amendment to the Credit Agreement, dated April 19, 2024, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC. (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed April 23, 2024.

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
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOXLIGHT CORPORATION

May 8, 2024	By:	/s/ Dale Strang
Dale Strang
Chief Executive Officer

May 8, 2024	By:	/s/ Greg Wiggins
Greg Wiggins
Chief Financial Officer (Principal Financial and Accounting Officer)