Form 10-Q
period 2024-06-30
Boxlight Corp
filed 2024-08-13
CIK 1624512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BOXL	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock on August 6, 2024 was 9,806,215.

BOXLIGHT CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Boxlight Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and six months ended June 30, 2024 and 2023
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net	$38,514	$47,052	$75,608	$88,242
Cost of revenues	23,986	29,224	48,265	55,266
Gross profit	14,528	17,828	27,343	32,976

Operating expense:
General and administrative	12,321	15,227	27,570	29,958
Research and development	985	525	2,155	1,122
Total operating expense	13,306	15,752	29,725	31,080

Income (loss) from operations	1,222	2,076	(2,382)	1,896

Other (expense) income:
Interest expense, net	(2,566)	(2,788)	(5,173)	(5,235)
Other expense, net	(229)	(28)	(429)	(50)
Change in fair value of derivative liabilities	4	184	196	(40)
Total other expense	(2,791)	(2,632)	(5,406)	(5,325)
Loss before income taxes	$(1,569)	$(556)	$(7,788)	$(3,429)
Income tax (expense) benefit	91	(255)	(779)	(306)
Net loss	$(1,478)	$(811)	$(8,567)	$(3,735)
Fixed dividends - Series B Preferred	(317)	(317)	(634)	(635)
Net loss attributable to common stockholders	$(1,795)	$(1,128)	$(9,201)	$(4,370)

Comprehensive loss:
Net loss	$(1,478)	$(811)	$(8,567)	$(3,735)
Other comprehensive loss:
Foreign currency translation adjustment	(47)	1,722	(858)	2,280
Total comprehensive income (loss)	$(1,525)	$911	$(9,426)	$(1,455)

Net loss per common share – basic and diluted	$(0.18)	$(0.12)	$(0.94)	$(0.47)

Weighted average number of common shares outstanding – basic and diluted	9,787	9,385	9,751	9,359
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Balance Sheets
As of June 30, 2024 and December 31, 2023
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,514	$17,253
Accounts receivable – trade, net of allowances for credit losses of 304 and 421	29,147	29,523
Inventories, net of reserves	37,847	44,131
Prepaid expenses and other current assets	10,610	9,471
Total current assets	85,118	100,378

Property and equipment, net of accumulated depreciation	2,512	2,477
Operating lease right of use asset	8,287	8,846
Intangible assets, net of accumulated amortization	41,999	45,964
Other assets	856	906
Total assets	$138,772	$158,571

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$22,707	$32,899
Short-term debt	3,107	1,037
Operating lease liabilities, current	2,061	1,827
Deferred revenues, current	8,976	8,698
Derivative liabilities	9	205
Other short-term liabilities	1,598	1,566
Total current liabilities	38,458	46,232

Deferred revenues, non-current	16,046	16,347
Long-term debt	37,143	39,134
Deferred tax liabilities, net	4,319	4,316
Operating lease liabilities, non-current	6,813	7,282
Total liabilities	102,779	113,311

Commitments and contingencies (Note 14)
Mezzanine equity:
Preferred Series B, 1,586,620 shares issued and outstanding	16,146	16,146
Preferred Series C, 1,320,850 shares issued and outstanding	12,363	12,363
Total mezzanine equity	28,509	28,509

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 167,972 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 18,750,000 shares authorized; 9,817,875 and 9,704,496 Class A shares issued and outstanding, respectively	1	1
Additional paid-in capital	119,882	119,724
Accumulated deficit	(112,842)	(104,275)
Accumulated other comprehensive income	443	1,301
Total stockholders’ equity	7,484	16,751

Total liabilities and stockholders’ equity	$138,772	$158,571
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended June 30, 2024
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of March 31, 2024	167,972	$—	9,777,725	$1	$119,956	$490	$(111,364)	$9,083

Shares issued for:

Vesting of restricted share units	—	—	40,150	—	—	—	—	—

Stock compensation	—	—	—	—	243	—	—	243

Foreign currency translation	—	—	—	—	—	(47)	—	(47)

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	(1,478)	(1,478)

Balance as of June 30, 2024	167,972	$—	9,817,875	$1	$119,882	$443	$(112,842)	$7,484

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the six months ended June 30, 2024
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	167,972	$—	9,704,496	$1	$119,724	$1,301	$(104,275)	$16,751

Shares issued for:

Vesting of restricted share units	—	—	113,379	—	—	—	—	—

Stock compensation	—	—	—	—	792	—	—	792

Foreign currency translation	—	—	—	—	—	(858)	—	(858)

Fixed dividends Preferred Series B	—	—	—	—	(634)	—	—	(634)

Net loss	—	—	—	—	—		(8,567)	(8,567)

Balance as of June 30, 2024	167,972	$—	9,817,875	$1	$119,882	$443	$(112,842)	$7,484
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended June 30, 2023
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

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the six months ended June 30, 2023
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

Boxlight Corporation
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2024 and 2023
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net loss	$(8,567)	$(3,735)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Amortization of debt premium, discount and issuance cost	1,175	931
Provision for credit losses	116	(126)
Changes in deferred tax assets and liabilities	(324)	906
Change in allowance for sales returns and volume rebates	(811)	1,062
Change in inventory reserve	78	1,222
Change in fair value of derivative liabilities	(196)	40
Stock compensation expense	792	1,152
Depreciation and amortization	4,112	4,561
Change in right of use assets and lease liabilities	164	172
Changes in operating assets and liabilities:
Accounts receivable – trade	998	(6,953)
Inventories	6,079	20,076
Prepaid expenses and other current assets	(2,686)	(2,842)
Other assets	46	—
Accounts payable and accrued expenses	(10,411)	(16,202)
Other liabilities	2,033	459
Deferred revenues	93	(713)
Net cash (used in) provided by operating activities	$(7,309)	$10

Cash flows from investing activities:
Purchases of furniture and fixtures, net	(411)	(100)
Net cash used in investing activities	$(411)	$(100)

Cash flows from financing activities:
Proceeds from short-term debt	2,000	3,000
Principal payments on debt	(3,096)	(1,378)
Payments of fixed dividends to Series B Preferred stockholders	(317)	(635)
Proceeds from the exercise of options and warrants	—	13
Net cash (used in) provided by financing activities	$(1,413)	$1,000

Effect of foreign currency exchange rates	(606)	87

Net (decrease) increase in cash and cash equivalents	(9,739)	997

Cash and cash equivalents, beginning of the period	17,253	14,591

Cash and cash equivalents, end of the period	$7,514	$15,588

Supplemental cash flow disclosures:

Cash paid for income taxes	$2,296	$892
Cash paid for interest	$3,653	$4,050

Non-cash investing and financing transactions:
Addition of operating lease liabilities	$177	$43
Cash dividends declared to Series B Preferred stockholders	$317	$—
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
ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for 2023 contained in the 2023 Annual Report filed with the SEC on March 14, 2024, describes the significant accounting policies that the Company used in preparing its condensed consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to reserves for inventory obsolescence; the recoverability of deferred tax assets; the fair value and recoverability of intangible assets; the relative stand-alone selling prices of goods and services; and variable consideration. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.
REVERSE STOCK SPLIT
On June 14, 2023, the Company effected a reverse stock split of the Company’s Class A common stock whereby each eight shares of the Company’s authorized and outstanding Class A common stock was converted into one share of Class A common stock. The par value of the Class A common stock was not adjusted. Following the reverse split, the authorized shares for Class A common stock was adjusted to 18,750,000, the authorized shares for Class B common stock remained at 50,000,000 shares, and the authorized share of preferred stock remained unchanged at 50,000,000 shares. All Class A common share and per share amounts for all periods presented in the condensed consolidated financial statements and the notes to the condensed consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in aggregate par value of Class A common stock to additional paid-in capital on the condensed consolidated balance sheets of approximately $6 thousand. The quantity of Class A common stock equivalents and the conversion and exercise ratios were adjusted for the effect of the reverse stock split for warrants, stock-based compensation arrangements, and the conversion features on preferred shares. All of the agreements include existing conversion language in the event of a stock split and thus did not result in modification accounting or additional incremental expense as a result of this transaction. The Company issued 33,414 shares of Class A common stock to adjust fractional shares following the reverse stock split to the nearest whole share. There are presently no shares of Class B common stock outstanding, and none were outstanding as of June 30, 2024.
GOING CONCERN

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.

At December 31, 2023, the Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement. The Senior Leverage Ratio, as stated in the Third Amendment to the Credit Agreement, decreased to 2.50 at December 31, 2023, 2.00 at March 31, 2024 and June 30, 2024 and 1.75 thereafter. On March 14, 2024 the Company entered into a fifth agreement (the "Fifth Amendment") with the Collateral Agent and Lender which waived any Event of Default that may have arisen directly as a result of the financial covenant default at December 31, 2023 and in the interim two-month period ended February 29, 2024. The Fifth Amendment also restated the Senior Leverage Ratio and Minimum Liquidity requirements. Under the amended Credit Agreement, the Senior Leverage Ratio requirement at March 31, 2024 was amended from 2.00 to 6.00, remained at 2.00 at June 30, 2024 and thereafter will remain at 1.75. The Company was not in compliance with its Senior Leverage Ratio financial covenant under the Credit Agreement at June 30, 2024. The non-compliance was cured by the Company obtaining a waiver for the leverage ratio default for the quarter ended June 30, 2024. As part of the waiver, the lender reduced the intellectual property sublimit under the borrowing base from $15.0 million to $11.2 million. There can be no assurance that the Lender will not declare an event of default and acceleration of all of our obligations under the Credit Agreement in the event we are unable to get into full compliance with these covenants in the future.
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

In view of this matter, continuation as a going concern is dependent upon the Company’s ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio, or refinance its existing Credit Agreement with a different lender on more favorable terms. The Company is actively working to refinance its debt with new lenders as required. While the Company is confident in its ability to refinance its existing debt, it does not have written or executed agreements as of the issuance of this Form 10-Q. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. The Company has a good working relationship with its current banking partner. However, there can be no assurance that the Company will be successful in refinancing its debt, or on terms acceptable to the Company.

To the extent not converted into the Company’s Class A common stock, the outstanding shares of our Series B preferred stock became redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 upon 30 days’ prior written notice to the Company, for a redemption price, payable in cash, equal to the sum of (a) $10.00 multiplied by the number of shares of Series B preferred stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. We may be required to seek alternative financing arrangements or restructure the terms of the agreement with the Series B preferred shareholders on terms that are not favorable to us if cash and cash equivalents are not sufficient to fully redeem the Series B preferred shares. We are currently evaluating alternatives to refinance or restructure the Series B preferred shares including extending the maturity of the Series B preferred shares beyond the current optional conversion date.

These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, accounts receivable and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. The Company has determined that the estimated fair value of debt approximates its carrying value, including premiums, discounts, and issuance costs. The fair value of debt was estimated using market rates the Company believes would be available for similar types of financial instruments and represents a Level 2 measurement.
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
There were no transfers into or out of Level 3 measurements in 2024 and 2023.
The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of June 30, 2024
Derivative liabilities - warrant instruments	—	—	9	$9

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of December 31, 2023
Derivative liabilities - warrant instruments	—	—	$205	$205

The following tables reconcile the beginning and ending balances of the warrant instruments within Level 3 of the fair value hierarchy:

(in thousands)
Balance, March 31, 2024	$13
Change in fair value of derivative liabilities	(4)
Balance, June 30, 2024	$9

(in thousands)
Balance, December 31, 2023	$205
Change in fair value of derivative liabilities	(196)
Balance, June 30, 2024	$9

(in thousands)
Balance, March 31, 2023	$696
Change in fair value of derivative liabilities	(184)
Balance, June 30, 2023	$512

(in thousands)
Balance, December 31, 2022	$472
Change in fair value of derivative liabilities	40
Balance, June 30, 2023	$512
See Note 9 for discussion of the valuation techniques and inputs and reconciliation of the opening and closing balances of the fair value of warrants.
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
For the three and six months ended June 30, 2024, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 0.2 million shares issuable upon exercise of options to purchase common stock, 0.1 million of unvested shares of restricted stock and 1.4 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 2.2 million shares issuable from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive. For the three and six months ended June 30, 2023, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 0.4 million shares from options to purchase shares of common stock and 0.2 million of unvested restricted stock units as well as 1.4 million shares of common stock issuable upon exercise of warrants. Additionally, potentially dilutive securities of 2.2 million from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive.

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
The Company’s product sales, including those with software and related services, generally include a single payment up front for the products and services, and revenue is recorded net of estimated sales returns and rebates based on the Company’s expectations and historical experience. For most of the Company’s product sales, control transfers and, therefore, revenue is recognized when products are shipped at the point of origin. When the Company transfers control of its products to the customer prior to the related shipping and handling activities, the Company has adopted a policy of accounting for shipping and handling activities as a fulfillment cost rather than a performance obligation. For many of the Company’s software product sales, control is transferred when shipped at the point of origin since the software is installed on the interactive hardware device in advance of shipping. For software product sales, control is transferred when the customer receives the related interactive hardware since the customer’s connection to the interactive hardware activates the software license, at which time the software is made available to the customer. For the Company’s software maintenance, hardware maintenance and subscription services, revenue is recognized ratably over time as the services are provided since time is the best output measure of how those services are transferred to the customer.
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
The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying condensed consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying condensed consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company had no material contract assets as of June 30, 2024 or December 31, 2023. During the three months ended June 30, 2024 and June 30, 2023, respectively, the Company recognized $2.2 million and $2.0 million of revenue that was included in the deferred revenue balance as of December 31, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2024 and June 30, 2023, the Company recognized $4.4 million and $4.1 million of revenue that was included in the deferred revenue balance as of December 31, 2023 and December 31, 2022, respectively.
Variable Consideration
The Company’s otherwise fixed consideration may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly for “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering or otherwise determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company provides rebates to certain customers based on the achievement of certain sales targets. The provision for rebates is estimated based on customers’ contracted rebate programs and our historical experience of rebates paid. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the most likely method based on historical experience and are measured at each reporting date. There was no material revenue recognized in the three and six months ended June 30, 2024 related to changes in estimated variable consideration that existed at December 31, 2023.
Remaining Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of June 30, 2024 and December 31, 2023, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $25.0 million. The Company expects to recognize revenue on 35.9% of the remaining performance obligations during the next 12 months, 28.9% in the following 12 months, 20.3% in the 12 months ended June 30, 2027, 11.2% in the 12 months ended June 30, 2028, with the remaining 3.7% recognized thereafter.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2024	2023	2024	2023
Product revenue	$35,822	$44,402	$70,257	$83,084
Service revenue	2,692	2,650	5,351	5,158
Total revenues, net	$38,514	$47,052	$75,608	$88,242
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
Certain sales commissions incurred by the Company are determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would be recognized over a period that is one year or less, the Company has elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Total deferred commissions, net of accumulated amortization, as of June 30, 2024 and December 31, 2023 were $0.5 million and $0.6 million, respectively.
The Company has not historically incurred any material fulfillment cost that meet the criteria for capitalization.

SEGMENT REPORTING
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.
The Company’s operations are organized, managed and classified into three reportable segments – Europe, Middle East, and Africa ("EMEA"), North and Central America (the “Americas”) and all other geographic regions (“Rest of World”). Our EMEA segment consists of the operations of Sahara Holding Limited and its subsidiaries (the “Sahara Entities”). Our Americas segment consists primarily of the operations of Boxlight, Inc. and its subsidiaries, and the Rest of World segment consists primarily of the operations of Boxlight Australia, PTY LTD ("Boxlight Australia”).
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
ACCOUNTING STANDARDS PENDING ADOPTION
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. This change will apply retrospectively to all periods presented. The Company is currently evaluating the impact of this ASU on its financial statements. The adoption of this ASU is not expected to result in significant changes to the Company's current segment disclosures.
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
NOTE 2 – ACCOUNTS RECEIVABLE - TRADE
Accounts receivable consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	2024	2023

Accounts receivable – trade	$31,760	$33,089
Allowance for credit losses	(304)	(421)
Allowance for sales returns and volume rebates	(2,309)	(3,145)
Accounts receivable - trade, net of allowances	$29,147	$29,523

NOTE 3 – INVENTORIES
Inventories consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	2024	2023

Finished goods	$39,404	$45,461
Spare parts	1,064	1,221
Reserve for inventory obsolescence	(2,621)	(2,551)
Inventories, net	$37,847	$44,131
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	2024	2023

Prepayments to vendors	$2,462	$3,176
Prepaid licenses and other	8,148	6,295
Prepaid expenses and other current assets	$10,610	$9,471
Prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 are net of reserves of $1.4 million related to vendor receivables.
NOTE 5 – INTANGIBLE ASSETS
Intangible Assets
Intangible assets consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	Useful lives	2024	2023
INTANGIBLE ASSETS
Patents	4-10 years	$182	$182
Customer relationships	8-15 years	52,414	52,588
Technology	3-5 years	8,921	8,944
Domain	7 years	14	14
Non-compete	3 years	391	391
Tradenames	2-10 years	12,718	12,723
Intangible assets, at cost		74,640	74,842
Accumulated amortization		(32,641)	(28,878)
Intangible assets, net of accumulated amortization		$41,999	$45,964
For the three months ended June 30, 2024 and 2023, the Company recorded amortization expense of $1.9 million and $2.2 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded amortization expense of $3.8 million and $4.3 million, respectively. Changes to gross carrying amount of recognized intangible assets due to translation adjustments include approximately ($0.4) million as of June 30, 2024 and ($0.1) million as of December 31, 2023.
NOTE 6 – LEASES
The Company has entered into various operating leases for certain offices, support locations and vehicles with terms extending through December 2038. Generally, these leases have initial lease terms of five years or less.

As of June 30, 2024, the Company had no leases classified as finance leases. The Company is currently not a lessor in any lease arrangement.
Operating lease expense was $574 thousand and $536 thousand for the three months ended June 30, 2024 and 2023, respectively and $1.2 million and $1.1 million for the six months ended June 30, 2024 and June 30, 2023, respectively. Variable and short-term lease cost was $405 thousand and $933 thousand for the three and six months ended June 30, 2024. Variable and short-term lease cost were not material for the three and six months ended June 30, 2023. Cash paid for amounts included in the measurement of lease liabilities was $413 thousand and $619 thousand for the three months ended June 30, 2024 and 2023, respectively and $0.9 million and $1.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
Future maturities of the Company's operating lease liabilities are summarized as follows (in thousands):
Fiscal year ended,

2024	$1,120
2025	2,093
2026	1,665
2027	1,094
2028	833
Thereafter	6,699
Total lease liabilities	13,504
Less: Imputed interest	(4,630)
Present value of lease liabilities	$8,874
The following is supplemental lease information as of June 30, 2024 and December 31, 2023:

	2024	2023
Weighted-average remaining lease term (years)	9.9	9.9
Weighted-average discount rate	10.4%	10.8%
NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	2024	2023
Accounts payable	$16,140	$27,448
Accrued expenses and other	6,225	5,106
Other	342	345
Accounts payable and accrued expenses	$22,707	$32,899

NOTE 8 – DEBT
The following is a summary of the Company’s debt as of June 30, 2024 and December 31, 2023 (in thousands):

	2024	2023
Debt – Third Parties
Paycheck Protection Program	$44	$72
Note payable - Whitehawk	42,138	43,206
Total debt	42,182	43,278
Less: Premium, discount and issuance costs	1,932	3,107
Current portion of debt	3,107	1,037
Long-term debt	$37,143	$39,134
Total debt (net of premium, discount and issuance costs)	$40,250	$40,171
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
On April 19, 2024, the Company entered into a sixth amendment (the “Sixth Amendment”) with the Collateral Agent and Lender. The Sixth Amendment provided the Company with an additional $2 million working capital bridge loan on April 19, 2024 and agreed to provide the Company with an additional $3 million working capital bridge loan in June 2024, provided, that the Company is then in compliance with certain financial covenants. On July 2, 2024, the Company requested and received an additional $2 million working capital bridge loan. The Company is required to pay a fee equal to 6% of the aggregate amount of borrowings under the Sixth Amendment (i.e. $4.0 million). Both working capital bridge loans are due and payable in full on November 29, 2024 and are not subject to prepayment penalties.
During the six months ended June 30, 2024, the Company repaid principal of $3.1 million and interest of $3.7 million to Whitehawk.
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
The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at December 31, 2023. The non-compliance was cured by a waiver applied in accordance with the Fifth

Amendment to the Credit Agreement dated March 14, 2024 which waived any Event of Default that may have arisen directly as a result of the financial covenant default at December 31, 2023 and in the interim two-month period ended February 29, 2024. The Fifth Amendment also amended and restated the Senior Leverage Ratio and Minimum Liquidity requirements. Under the Fifth Amendment, the Senior Leverage Ratio requirement at March 31, 2024 was amended from 2.00 to 6.00, at June 30, 2024 remained at 2.00 and thereafter will remain at 1.75.
In February 2024, the Company paid $1.7 million, inclusive of a $0.1 million pre-payment penalty, to Whitehawk to maintain compliance with the borrowing base covenant calculation as of January 31, 2024. After the payment the Company was in compliance with the borrowing base covenant.
The Company was not in compliance with its Senior Leverage Ratio financial covenant under the Credit Agreement at June 30, 2024. The non-compliance was cured by the Company obtaining a waiver for the leverage ratio default for the quarter ended June 30, 2024. As part of the waiver, the lender reduced the intellectual property sublimit under the borrowing base from $15.0 million to $11.2 million.
Issuance Cost and Warrants
In conjunction with its receipt of the Initial Loan, the Company issued to the Lender (i) 66,022 shares of Class A common stock (the “Shares”), which Shares were registered pursuant to its existing shelf registration statement and were delivered to the Lender in January 2022, (ii) a warrant to purchase 255,411 shares of Class A common stock (subject to increase to the extent that 3% of any Series B and Series C convertible preferred stock converted into Class A common stock), exercisable at $16.00 per share (the “Warrant”), which Warrant was subject to repricing on March 31, 2022 based on the arithmetic volume weighted average prices for the 30 trading days prior to September 30, 2022, in the event the Company’s stock is then trading below $16.00 per share, (iii) a 3% fee of $1,800,000, and (iv) a $500,000 original issue discount. In addition, the Company agreed to register for resale the shares issuable upon exercise of the Warrant. The Company also incurred agency fees, legal fees, and other costs in connection with the execution of the Credit Agreement totaling approximately $1.7 million. Under the terms of the Warrant issued to Whitehawk on December 31, 2021, the exercise price of the warrants would reprice if the stock price on March 31, 2022 was less than the original exercise price, at which time the number of Warrants would also be increased proportionately, so that after such adjustment the aggregate exercise price payable for the increased number of Warrant shares would be the same as the aggregate exercise price previously in effect. The Warrants repriced on March 31, 2022 to $9.52 per share and the number of Warrant shares increased to 429,263.
On July 22, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited institutional investor. According to the terms of the Credit Agreement, as amended, the Purchase Agreement triggered a reduction of the exercise price of the warrants and a revaluation of the derivative liability. The Whitehawk Warrants were repriced to $8.80 and the number of Warrant shares increased to 464,385.
NOTE 9 – DERIVATIVE LIABILITIES
The Company determined that certain warrants to purchase common stock do not satisfy the criteria for classification as equity instruments due to the existence of certain net cash and non-fixed settlement provisions that are not within the sole control of the Company. Conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. Such warrants are measured at fair value at each reporting date, and the changes in fair value are included in determining net income (loss) for the period. The Company used a Monte Carlo Simulation model to determine the fair value of the derivative liabilities as of June 30, 2024 and December 31, 2023.

June 30, 2024
Common stock issuable upon exercise of warrants	464,385
Market value of common stock on measurement date	$0.61
Exercise price	$8.80
Risk free interest rate (1)	4.51%
Expected life in years	2.50 years
Expected volatility (2)	78.0%
Expected dividend yields (3)	—%

December 31, 2023
Common stock issuable upon exercise of warrants	464,385
Market value of common stock on measurement date	$1.07
Exercise price	$8.80
Risk free interest rate (1)	3.93%
Expected life in years	3 years
Expected volatility (2)	114.0%
Expected dividend yields (3)	—%
(1)The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)The historical trading volatility was based on historical fluctuations in stock price for Boxlight and certain peer companies.
(3)The Company does not expect to pay a dividend in the foreseeable future.
NOTE 10 – INCOME TAXES
Pretax (loss) income resulting from domestic and foreign operations is as follows (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2023	2024	2023
United States	$(958)	$(205)	$(7,067)	$(3,720)
Foreign	(611)	(351)	(721)	291
Total pretax book loss	$(1,569)	$(556)	$(7,788)	$(3,429)
The Company recorded income tax benefit of $91 thousand and income tax expense of $255 thousand for the three months ended June 30, 2024 and 2023, respectively, and income tax expense of $779 thousand and $306 thousand for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate was (10.0)% and (8.9)% for the six months ended June 30, 2024 and June 30, 2023. The negative year to date effective tax rate is due to the Company paying income taxes in various jurisdictions while incurring a worldwide net loss.
The increase in income tax expense year-over-year is primarily due to higher U.S. taxes related to interest expense and increased net operating loss ("NOL") limitations for the three months ended June 30, 2024 as compared to the prior year.
The Company operates in the United States, United Kingdom, and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned.
The legacy Boxlight entities are in a net deferred tax asset position in the United States, the United Kingdom, and other jurisdictions, primarily driven by its net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. For example, in the United States, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because U.S. tax laws limit the time during which the net operating losses generated prior to 2018 may be applied against future taxes, if the Company fails to generate U.S. taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on its net deferred tax asset at June 30, 2024 and December 31, 2023.

The Company completed its IRC Sec. 382 analysis during Q2 and determined that it underwent an ownership change. This caused a limit on the net operating losses generated before 2020.  Due to the full valuation allowance on net operating loss carryovers, there is no impact to the interim financial statements as a result of this limitation.
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
The tax years from 2010 to 2023 remain open to examination in the U.S. federal jurisdiction and in most U.S. state jurisdictions. The tax years from 2021 to 2023 remain open to examination in the U.K. Statutes of limitations vary in other immaterial jurisdictions.
During the second quarter of 2021, the Company became aware of a potential state tax exposure for failure to file minimum tax returns in a state for several years. The Company has recorded an exposure item of $95 thousand for its best estimate of the amount for which it will settle the exposure. This amount includes $24 thousand of income tax and $71 thousand of penalties and interest. The Company has not identified any other material uncertain tax positions during the three months ended June 30, 2024.
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
Issuance of Preferred Shares
Series A Preferred Stock
At the time of the Company’s initial public offering, the Company issued 250,000 shares of the Company’s non-voting convertible Series A preferred stock to Vert Capital for the acquisition of Genesis. As of June 30, 2024, a total of 167,972 shares of Series A preferred stock remained outstanding which can be converted into 33,461 shares of Class A common stock, at the discretion of the Series A stockholder.
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

To the extent not previously converted into the Company’s Class A common stock, the outstanding shares of Series B preferred stock shall be redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 upon, 30 days prior written notice to the holders, for a redemption price, payable in cash, equal to the sum of (a) $10.00 multiplied by the number of shares of Series B preferred stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. The Series C preferred stock is also subject to redemption on the same terms commencing January 1, 2026. The aggregate estimated fair value of the Series B and C preferred stock of $28.5 million was included as part of the total consideration paid for the purchase of Sahara.
As the redemption features in the Series B preferred stock and Series C preferred stock are not solely within the control of the Company, the Company has classified the Series B preferred stock and Series C preferred stock as mezzanine or temporary equity in the Company’s condensed consolidated balance sheet.
Common Stock
The Company’s authorized common stock consists of 1) 18,750,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock would automatically convert into shares of Class A common stock. No Class B shares were outstanding as of June 30, 2024 or December 31, 2023.
Warrants
The Company had equity warrants outstanding of 921,618 and 921,306 as of June 30, 2024 and December 31, 2023, respectively.
Repurchase Plan
On February 14, 2023, the Board of Directors of Boxlight Corporation approved the Company’s establishment of a share repurchase program (the “Repurchase Program”) authorizing the Company to purchase up to $15.0 million of the Company’s Class A common stock. Pursuant to the Repurchase Program, the Company may, from time to time, repurchase its Class A common stock in the open market, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions. The timing and total amount of any repurchases made under the Repurchase Program will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on January 26, 2027, may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of Class A common stock. As of June 30, 2024, the Company has not utilized the Repurchase Program.
NOTE 12 – STOCK COMPENSATION
The Company has issued grants under two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which a total of 798,805 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 625,000 shares of the Company’s Class A common stock have been approved for issuance. Upon approval of the 2021 Plan in June 2022, any shares remaining available for issuance under the 2014 Plan were cancelled, and all future grants were issued under the 2021 Plan. The 2021 Plan allows for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights or otherwise, to the Company’s officers, directors, employees and consultants. Prior to the second quarter of 2023, the Company had issued 774,904 shares under the 2021 Plan such that the Company was over the authorized share number. During the year ended December 31, 2023, the Company granted 364,299 options of which 322,040 were subsequently cancelled and 42,259 vested during the year. Also, during the year ended December 31, 2023, 59,117 out of the money options were cancelled, with such shares being returned to the 2021 Plan and becoming available for re-issuance in new grants.

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
The following is a summary of the option activities during the six months ended June 30, 2024:

Number of Units
Outstanding, December 31, 2023	348,259
Granted	—
Exercised	—
Forfeited	(29,302)
Expired	(137,750)
Outstanding, June 30, 2024	181,207
Exercisable, June 30, 2024	174,093
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
The following is a summary of the RSU activities during the six months ended June 30, 2024:

Number of Units
Outstanding, December 31, 2023	408,451
Granted	15,999
Vested	(113,379)
Forfeited	(202,059)
Outstanding, June 30, 2024	109,012

Stock Compensation Expense
For the three and six months ended June 30, 2024 and 2023, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$49	$152	$153	$321
Restricted stock units	194	359	638	830
Warrants	—	—	1	1
Total stock compensation expense	$243	$511	$792	$1,152
NOTE 13 – RELATED PARTY TRANSACTIONS
Management Agreement
On November 1, 2022, the Company entered into a consulting agreement with Mark Elliott, former Chief Executive Officer of Boxlight and a current member of the Board of Directors. Under the terms of the agreement, Mr. Elliott is to provide sales, marketing, management and related consulting services to assist the Company in sourcing and entering into agreements with one or more customers to provide products and services for specified school districts. The Company will pay Mr. Elliott a fixed payment of $4 thousand per month and commissions equal to 15% of gross profit derived by the Company based on total purchase order revenue. The agreement, unless cancelled, will automatically renew on December 31, 2024. For the six months ended June 30, 2024 and 2023, the Company paid $126 thousand and $36 thousand under the agreement, respectively.
On January 31, 2018, the Company entered into a management agreement (the “Management Agreement”) with an entity owned and controlled by our former Chief Executive Officer and Chairman, Michael Pope. The Management Agreement is separate and apart from Mr. Pope’s employment agreement with the Company. The Management Agreement became effective as of the first day of the same month that Mr. Pope's employment with the Company terminated, and will be in effect for a period of 13 months, in which Mr. Pope will provide consulting services to the Company including sourcing and analyzing strategic acquisitions, assisting with financing activities, and other services. As consideration for the services provided, the Company will pay Mr. Pope a management fee equal to 0.375% of the consolidated net revenues of the Company, payable in monthly installments, not to exceed $250,000 in any calendar year. At his option, Mr. Pope may defer payment until the end of each year and/or receive payment in the form of shares of Class A common stock of the Company.
On January 4, 2024, Mr. Pope's employment with the Company terminated at which time his Management Agreement became effective. For the six months ended June 30, 2024, the Company paid $250 thousand under the agreement.
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
Purchase Commitments
The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. As of June 30, 2024, the total amount of such open inventory purchase orders was $31.1 million.

NOTE 15 – CUSTOMER AND SUPPLIER CONCENTRATION
There was one customer that accounted for greater than 10% of the Company's consolidated revenues for the six months ended June 30, 2024. For the six months ended June 30, 2023, there was one customer that accounted for greater than 10% of the Company’s consolidated revenues. Details are as follows:

Customer	Total revenues from the customer as a percentage of total revenues for the six months ended June 30, 2024	Accounts receivable from the customer as of June 30, 2024 (in thousands)	Total revenues from the customer as a percentage of total revenues for the six months ended June 30, 2023	Accounts receivable from the customer as of June 30, 2023 (in thousands)
1	13.0%	$4,235	14.6%	$4,071
For the six months ended June 30, 2024, the Company’s purchases were concentrated primarily with one vendor. For the six months ended June 30, 2023, the Company's purchases were concentrated primarily with one particular vendor. Details are as follows:

Vendor	Total purchases from the vendor as a percentage of total cost of revenues for the six months ended June 30, 2024	Accounts payable to the vendor as of June 30, 2024 (in thousands)	Total purchases from the vendor as a percentage of total cost of revenues for the six months ended June 30, 2023	Accounts payable (prepayment) to the vendors as of June 30, 2023 (in thousands)
1	51.7%	$6,057	17.5%	$4,812
The Company believes there are other suppliers that could be substituted should the above cited vendor were to become unavailable or non-competitive.
NOTE 16 – SEGMENTS
Information about our Company’s operations by operating segment is shown in the following tables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues, net
Americas	$22,796	$30,067	$40,326	$51,134
EMEA	16,541	19,964	37,542	43,919
Rest of World	343	321	627	1,644
Eliminations and Adjustments (1)	(1,166)	(3,300)	(2,887)	(8,455)
Total Revenues, net	$38,514	$47,052	$75,608	$88,242
Income (Loss) from Operations
Americas	1,566	2,941	(2,225)	2,794
EMEA	(363)	(859)	(218)	(1,260)
Rest of World	98	(3)	107	405
Eliminations and Adjustments (1)	(79)	(3)	(46)	(43)
Total Income (loss) from Operations	$1,222	$2,076	$(2,382)	$1,896
(1)Eliminations and adjustments represent net sales between the Americas, EMEA and Rest of World segments. Sales between these segments are generally valued at market.

	June 30, 2024	December 31, 2023
Identifiable Assets
Americas	$65,801	$69,749
EMEA	70,572	85,732
Rest of World	2,399	3,090
Total Identifiable Assets	$138,772	$158,571
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

Unless the context otherwise requires, the terms “the Company,” “we,” “us,” and “our” in this Quarterly Report refer to Boxlight Corporation and its consolidated direct and indirect subsidiaries, and the term “Boxlight” refers to Boxlight Inc., a Washington corporation and a wholly owned subsidiary of Boxlight Corporation. The terms “quarter” and “year to date” refer to our quarter ending June 30th.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis and Results of Operations, the "Quarterly Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only prediction, and are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
Factors that may cause actual results to differ materially from current expectations include, among other things
•our ability to comply with certain covenants, minimum liquidity and borrowing base requirements under our existing credit agreement and our ability to continue to operate as a going concern;
•our indebtedness, a substantial amount of which is bearing interest at a variable rate;
•our ability to maintain a listing of our Class A common stock on Nasdaq Capital Market;
•changes in the sales of our display products;

•seasonal fluctuations in our business;
•changes in our working capital requirements and cash flow fluctuations;
•competition in our industry;
•our ability to enhance our products and to develop, introduce and sell new technologies and products at competitive prices and in a timely manner;
•our reliance on resellers and distributors to promote and sell our products;
•the success of our strategy to increase sales in the business and government market;
•changes in market saturation for our products;
•challenges growing our sales in foreign markets;
•our dependency on third-party suppliers;
•our reliance on highly skilled personnel;
•our ability to enter into and maintain strategic alliances with third parties;
•unfavorable global economic or political conditions, including the ongoing conflict between Russia and Ukraine, and Israel and Hamas;
•war, terrorism, other acts of violence, or potential effects of future pandemics;
•a breach in security of our electronic data or our information technology systems, including any cybersecurity attack;
•our ability to keep pace with developments in technology;
•changes in the spending policies or budget priorities for government funding of schools, colleges, universities, other education providers or government agencies;
•consumer product and environmental laws;
• risks inherently related to our foreign operations;
•our compliance with the Foreign Corrupt Practices Act;
•income taxation for our worldwide operations;
•our ability to ship and transport components and final products efficiently and economically across long distances and borders;
•compliance with export control laws;
•fluctuations in foreign currencies;
•unstable market and economic conditions and potential disruptions in the credit markets;
•defects in our products and detection thereof;
• patents or other intellectual property rights necessary to protect our proprietary technology and business;
•assertions against us relating to intellectual property rights;
•our ability to anticipate consumer preferences and successfully develop attractive products;

•our ability to develop, implement and maintain an effective system of internal control over financial reporting;
•and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” in this Quarterly Report and those risks discussed in our other filings with the Securities and Exchange Commission (“SEC”), including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which discussion is incorporated herein by this reference.
Given these uncertainties, you should not place undue reliance on these forward-looking statements. You should read this Quarterly Report and the documents that we reference in this Quarterly Report and have filed as exhibits thereto completely and with the understanding that our actual future results may be materially different from what we expect. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Our operations are organized, managed, and classified into three reportable segments – Europe, Middle East, and Africa (“EMEA”), North and Central America (“Americas”), and all other geographic regions (“Rest of World”). Our EMEA segment consists of the operations of Sahara Holding Limited and its subsidiaries. Our Americas segment consists primarily of the operations of Boxlight, Inc. and its subsidiaries, and the Rest of World segment consists primarily of the operations of Boxlight Australia, PTY LTD (“Boxlight Australia”).
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
•Professional service revenue. We receive revenue from providing professional development services through third parties and our network of distributors.
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
Gross profit and gross profit margin
Gross profit and gross profit margin have been, and may in the future be, influenced by several factors including: product, channel and geographical revenue mix; changes in product costs related to the release of projector models; and component, contract manufacturing and supplier pricing, freight, duties, and other shipping costs, and foreign currency exchange. As we primarily procure our product components and manufacture our products in Asia, our suppliers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on future average selling prices and unit costs. Gross profit and gross profit margin may fluctuate over time based on the factors described above.

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
Operating Results – Boxlight Corporation
For the three-month periods ended June 30, 2024 and 2023
Revenues. Total revenues for the three months ended June 30, 2024 were $38.5 million as compared to $47.1 million for the three months ended June 30, 2023, resulting in a 18.1% decrease. The decrease in revenues was primarily due to lower sales volume across all markets primarily resulting from lower global demand for interactive flat panel displays.
Cost of Revenues. Cost of revenues for the three months ended June 30, 2024 were $24.0 million as compared to $29.2 million for the three months ended June 30, 2023, resulting in a 17.9% decrease. The decrease in cost of revenues was attributable to the decrease in units sold.
Gross Profit. Gross profit for the three months ended June 30, 2024 was $14.5 million as compared to $17.8 million for the three months ended June 30, 2023, a decrease of 18.5%. The gross profit margin was 37.7% for the three months June 30, 2024 and 37.9% for the three months ending June 30, 2023. The decrease in gross profit margin is primarily related to the decrease in sales volume noted above.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2024 were $12.3 million, representing 32.0% of revenue as compared to $15.2 million or 32.4% of revenue for the three months ended June 30, 2023. The decrease was due to planned initiatives to reduce operating expenses across all cost groups, with the largest declines in employee-related expenses of $0.7 million, professional fees of $0.5 million, and stock compensation expense of $0.3 million.
Research and Development Expenses. Research and development expenses were $985 thousand and $525 thousand for the three months ended June 30, 2024 and 2023, respectively, and representing 2.6% of revenue for the three months ended June 30, 2024, and 1.1% of revenue for the three months ended June 30, 2023.

Other Expense. Other expense, net for the three months ended June 30, 2024 was $2.8 million as compared to $2.6 million for the three months ended June 30, 2023, representing an increase of $0.2 million. Other expense consists primarily of interest expense on our term loan.
Income Tax Benefit (Expense). Income tax benefit for the three months ended June 30, 2024 was $91 thousand, as compared to income tax expense of $255 thousand for the three months ended June 30, 2023. The decrease in tax expense year-over-year is largely due to foreign pretax book income for the three months ended June 30, 2024 as compared to foreign pretax loss for the three months ended June 30, 2023.
Net (Loss) Income. Net loss was $1.5 million and $0.8 million for the three months ended June 30, 2024 and June 30, 2023 and was a result of the changes noted above.
For the six-month periods ended June 30, 2024 and 2023
Revenues. Total revenues for the six months ended June 30, 2024 were $75.6 million as compared to $88.2 million for the six months ended June 30, 2023, resulting in a 14.3% decrease. The decrease in revenues was due to lower sales volume across all markets primarily resulting from lower global demand for interactive flat panel displays.
Cost of Revenues. Cost of revenues for the six months ended June 30, 2024 were $48.3 million as compared to $55.3 million for the six months ended June 30, 2023, resulting in a 12.7% decrease. The decrease in cost of revenues was attributable to the decrease in units sold.
Gross Profit. Gross profit for the six months ended June 30, 2024 was $27.3 million as compared to $33.0 million for the six months ended June 30, 2023, a decrease of 17.1%. Gross profit margin was 36.2% for the six months ended June 30, 2024 and 37.4% for the six months ended June 30, 2023. The decrease in gross profit margin is primarily related to a difference in product mix compared to the prior year quarter.
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2024 were $27.6 million, representing 36.5% of revenue as compared to $30.0 million representing 33.9% of revenue for the six months ended June 30, 2023. The decrease in general and administrative expenses for the period ended June 30, 2024 was due to planned initiatives to reduce operating expenses across all cost groups, with the largest declines in employee-related expenses of $0.4 million, stock compensation expense of $0.4 million, and distribution costs of $0.6 million.
Research and Development Expenses. Research and development expenses for the six months ended June 30, 2024 and 2023 were $2.2 million and $1.1 million, respectively and represented 2.9% and 1.3% of revenue, respectively. The increase can be attributable to the allocation of certain general and administrative expenses to new and ongoing research and development projects.
Other Expense. Other expense, net for the six months ended June 30, 2024 was $5.4 million as compared to $5.3 million for the six months ended June 30, 2023, representing a decrease of $0.1 million. Other expense consists primarily of interest expense on our term loan.
Income Tax Expense. Income tax expense for the six months ended June 30, 2024 was $779 thousand, as compared to a $306 thousand for the six months ended June 30, 2023. The increase in tax expense is primarily due to higher U.S. taxes related to interest expense and increased net operating loss limitations.
Net Loss. Net loss was $8.6 million and $3.7 million for the six months ended June 30, 2024 and 2023, respectively, and was a result of the changes noted above.
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
The following table contains reconciliations of net income and losses to EBITDA and adjusted EBITDA for the periods presented:

(in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net Loss	$(1,478)	$(811)	$(8,567)	$(3,735)
Depreciation and amortization	2,043	2,298	4,112	4,561
Interest expense	2,566	2,788	5,173	5,235
Income tax expense	(91)	255	779	306
EBITDA	$3,040	$4,530	$1,497	$6,367
Stock compensation expense	243	511	792	1,152
Change in fair value of derivative liabilities	(4)	(184)	(196)	40
Purchase accounting impact of fair valuing inventory	113	80	225	223
Purchase accounting impact of fair valuing deferred revenue	262	472	570	942
Severance charges	—	—	943	—
Adjusted EBITDA	$3,654	$5,409	$3,831	$8,724
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
Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $7.5 million, a working capital balance of $46.7 million, and a current ratio of 2.21. On June 30, 2023, we had $15.6 million of cash and cash equivalents, a working capital balance of $64.8 million, and a current ratio of 2.79.
For the six months ended June 30, 2024 and 2023, we had net cash used in and provided by operating activities of $7.3 million and $10 thousand. Cash used in operating activities primarily relates to an increase in net loss due to a decrease in sales volume. We had net cash used in investing activities of $411 thousand and $100 thousand for the six months ended June 30, 2024 and 2023, respectively. Cash used in investing activities is related to purchases of property and equipment. For the six months ended June 30, 2024 and 2023, we had net cash used in financing activities of $1.4 million and cash provided by financing activities of $1.0 million, respectively. Cash used in financing activities in 2024 is related to principal payments on debt of $3.1 million and $0.6 million in payments of fixed dividends to our Series B preferred shareholders, partially offset by $2.0 million proceeds from short-term debt.

Our liquidity needs are funded by operating cash flows and available cash. Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures and contractual obligations with respect to facility leases. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations. We have limited credit available from our major vendors and are required to prepay a percentage of our inventory purchases, which further constrains our cash liquidity. In addition, our industry is seasonal with many sales to educational customers occurring during the second and third quarters when schools make budget appropriations and classes are not in session limiting disruptions related to product installation. This seasonality makes our needs for cash vary significantly from quarter to quarter.
In addition to the cash flows generated by our ongoing operating activities we financed our operations during 2024 and 2023 with our credit facility pursuant to our Credit Agreement with Whitehawk. On April 19, 2024, we entered into a working capital loan with Whitehawk for $5.0 million, with $2.0 million funded on April 19, 2024 and the remaining $3.0 million to be made available in June 2024 provided the Company was in compliance with certain covenants. On July 2, 2024, we requested and received an additional $2 million working capital bridge loan. We are required to pay a fee equal to 6% of the aggregate amount of borrowings under the Sixth Amendment. Both working capital bridge loans are due and payable in full on November 29, 2024.
To the extent not previously converted into the Company’s Class A common stock, the outstanding shares of our Series B preferred stock are redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 upon, 30 days’ prior written notice to the Company, for a redemption price, payable in cash, equal to the sum of (a) $10.00 multiplied by the number of shares of Series B preferred stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. We may be required to seek alternative financing arrangements or restructure the terms of the agreement with the Series B preferred shareholders on terms that are not favorable to us if cash and cash equivalents are not sufficient to fully redeem the Series B preferred shares. We are currently evaluating alternatives to refinance or restructure the Series B preferred shares including extending the maturity of the Series B preferred shares beyond the current optional conversion date.
Given the uncertainty surrounding global supply chains, global markets, and general global uncertainty as a result of the ongoing conflict between Russia, Ukraine and Israel, the availability of debt and equity capital has been reduced and the cost of capital has increased. Furthermore, recent adverse developments affecting the financial services industry including events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions may lead to market-wide liquidity problems. This in turn could result in a reduction in our ability to access funding sources and credit arrangements in amounts adequate to finance our current and future business operations. Increasing our capital through equity issuance at this time could cause significant dilution to our existing stockholders. However, while there can be no guarantee we will be able to access capital when needed, we are confident that the Company will be able to manage through the current challenges in the equity and debt finance markets by managing payment terms with our customers and vendors.
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

The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at December 31, 2023. Although on March 14, 2024, the Loan Parties entered into the Fifth Amendment with the Collateral Agent and the Lender mainly for the purpose of (1) amending and restating the Senior Leverage Ratio and Minimum Liquidity (as defined in the Fifth Amendment), and (2) waiving any Event of Default that may have arisen directly as a result of the Financial Covenant Default (as defined in the Fifth Amendment), there can be no assurance that the Lender will not declare an event of default and acceleration of all of our obligations under the Credit Agreement in the event we are unable to get into full compliance with these covenants in the future. Following the Fifth Amendment to the Credit Agreement, the Senior Leverage ratio increased to 6.00 at March 31, 2024, remained at 2.00 at June 30, 2024 and 1.75 thereafter. The Company was not in compliance with its Senior Leverage Ratio financial covenant under the Credit Agreement at June 30, 2024. The non-compliance was cured by the Company obtaining a waiver for the leverage ratio default for the quarter ended June 30, 2024. As part of the waiver, the lender reduced the intellectual property sublimit under the borrowing base from $15.0 million to $11.2 million.

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

Because our Class A common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. At present, we are in the initial period of 180-day compliance period provided by Nasdaq relating to our failure to maintain the $1.00 minimum bid price requirement. On February 29, 2024, we received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq notifying us that we no longer meet the Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). We have been provided an initial period of 180 calendar days, or until August 26, 2024, to regain compliance with the Bid Price Rule. If we are not in compliance with the Bid Price Rule by August 26, 2024, we may be afforded a second 180 calendar day period to regain compliance. We will continue to actively monitor the closing bid price of our Class A common stock and will evaluate available options, including, without limitation, seeking to effect a reverse stock split, in order to resolve the deficiency and regain compliance with the Bid Price Rule. In the event our stock is delisted from Nasdaq, whether by choice or otherwise, the delisting of our Class A common stock could significantly impair our ability to raise capital and stockholder value.
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
4.Income Taxes

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

Remediation Plans for Material Weaknesses in Internal Control Over Financial Reporting

The Company, under oversight by the Audit Committee of the Company’s Board of Directors, is in the process of remediating the above noted material weaknesses. The Company’s remediation plans include, among other things, the following:

•The Company has added and will continue to add finance and accounting personnel as required to the organization to strengthen our finance and accounting teams. The additional personnel are expected to provide oversight, structure, reporting lines, and additional review over the Company's disclosures.

•The Company will continue to develop new written accounting policies and procedures over accounting transaction processing and period end financial close and reporting.

•The Company will continue to increase training for all relevant personnel designed to uphold our internal controls standards.

The identified material weaknesses will not be considered remediated until the remediation plans have been fully implemented, the applicable controls operate for a sufficient period of time, and the Company has concluded that newly implemented controls are operating effectively.

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

a.Changes in internal controls over financial reporting.
Other than the remediation activities described above, there were no changes made in the internal controls over financial reporting for the quarter ended June 30, 2024 that have materially affected our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS

For information regarding risk factors pertinent to the Company’s business please refer to Part I Item 1A of the Company’s 2023 Annual Report on Form 10-K, which was filed with the SEC on March 14, 2024 and is incorporated by reference herein, as further updated and supplemented by the risk factors set forth below.

We may not be able to maintain a listing of our Class A common stock on Nasdaq Capital Market, or Nasdaq

Because our Class A common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. At present, we are in the initial period of 180-day compliance period provided by Nasdaq relating to our failure to maintain the $1.00 minimum bid price requirement. On February 29, 2024, we received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq notifying us that based upon the closing bid price for the last 30 consecutive business days, we no longer meet the Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). We have been provided an initial period of 180 calendar days, or until August 26, 2024, to regain compliance with the Bid Price Rule. If we are not in compliance with the Bid Price Rule by August 26, 2024, we will seek a second 180 calendar day period to regain compliance. As of the date of this filing, we have not had a closing bid price over $1.00 and there can be no assurance that we will regain compliance with the Bid Price Rule prior to August 26, 2024. While we believe that we satisfy the requirements for a second 180 calendar day compliance period, there can be no assurance that the additional compliance period will be granted, or that, if granted, we will be able to meet the Bid Price Rule within the extended compliance period.

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

As previously disclosed, we have been unable to comply with certain covenants under our Credit Agreement with the Lender. Although, to date, we have been successful in obtaining forbearance agreements with respect to these matters and avoid defaults under the agreement, there can be no assurance that the lender will not declare an event of default and acceleration all of our obligations under the Credit Agreement in the event we are unable to get into full compliance with these covenants in the future.

Most recently, we were not in compliance with the Senior Leverage Ratio financial covenant under our Credit Agreement at June 30, 2024. Because of the significant decreases in the required Senior Leverage Ratio within the next twelve months, our current forecast projects that we may not be able to maintain compliance with this ratio. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In view of this matter, continuation as a going concern is dependent upon our ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio, or refinance our Credit Agreement with a different lender on a basis with more favorable terms. Our ability to refinance our existing debt is based upon credit markets and economic forces that are outside of our control. There can be no assurance that we will be successful in refinancing our debt, or on terms acceptable to us
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
10.1
Sixth Amendment to the Credit Agreement, dated April 19, 2024, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC. (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed April 23, 2024.

10.2*	Clawback Policy adopted April 5, 2024
10.3*	Seventh Amendment and Waiver to Credit Agreement, dated August 12, 2024, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOXLIGHT CORPORATION

August 13, 2024	By:	/s/ Dale Strang
Dale Strang
Chief Executive Officer

August 13, 2024	By:	/s/ Greg Wiggins
Greg Wiggins
Chief Financial Officer (Principal Financial and Accounting Officer)