Form 10-Q
period 2024-09-30
Boxlight Corp
filed 2024-11-14
CIK 1624512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock on November 11, 2024 was 9,830,431.

BOXLIGHT CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Boxlight Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended September 30, 2024 and 2023
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net	$36,289	$49,667	$111,897	$137,909
Cost of revenues	24,037	31,653	72,302	86,919
Gross profit	12,252	18,014	39,595	50,990

Operating expense:
General and administrative	12,089	15,408	39,659	45,366
Research and development	1,022	979	3,178	2,101
Impairment of goodwill	—	13,226	—	13,226
Total operating expense	13,111	29,613	42,837	60,693

Loss from operations	(859)	(11,599)	(3,242)	(9,703)

Other (expense) income:
Interest expense, net	(2,550)	(2,987)	(7,723)	(8,222)
Other income (expense), net	330	(181)	(98)	(231)
Change in fair value of derivative liabilities	6	90	202	50
Total other expense	(2,214)	(3,078)	(7,619)	(8,403)
Loss before income taxes	$(3,073)	$(14,677)	$(10,861)	$(18,106)
Income tax benefit (expense)	12	(3,073)	(767)	(3,379)
Net loss	$(3,061)	$(17,750)	$(11,628)	$(21,485)
Fixed dividends - Series B Preferred	(317)	(317)	(952)	(952)
Net loss attributable to common stockholders	$(3,378)	$(18,067)	$(12,580)	$(22,437)

Comprehensive loss:
Net loss	$(3,061)	$(17,750)	$(11,628)	$(21,485)
Other comprehensive loss:
Foreign currency translation adjustment	2,270	(2,854)	1,412	(574)
Total comprehensive loss	$(791)	$(20,604)	$(10,216)	$(22,059)

Net loss per common share – basic and diluted	$(0.34)	$(1.90)	$(1.29)	$(2.39)

Weighted average number of common shares outstanding – basic and diluted	9,823	9,484	9,775	9,399
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Balance Sheets
As of September 30, 2024 and December 31, 2023
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,493	$17,253
Accounts receivable – trade, net of allowances for credit losses of 352 and 421	25,387	29,523
Inventories, net of reserves	42,320	44,131
Prepaid expenses and other current assets	9,157	9,471
Total current assets	87,357	100,378

Property and equipment, net of accumulated depreciation	2,317	2,477
Operating lease right of use asset	8,575	8,846
Intangible assets, net of accumulated amortization	41,702	45,964
Other assets	1,444	906
Total assets	$141,395	$158,571

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$26,050	$32,899
Short-term debt	1,682	1,037
Operating lease liabilities, current	2,335	1,827
Deferred revenues, current	9,459	8,698
Derivative liabilities	3	205
Other short-term liabilities	2,000	1,566
Total current liabilities	41,529	46,232

Deferred revenues, non-current	16,366	16,347
Long-term debt	37,111	39,134
Deferred tax liabilities, net	4,299	4,316
Operating lease liabilities, non-current	7,039	7,282
Total liabilities	106,344	113,311

Commitments and contingencies (Note 14)
Mezzanine equity:
Preferred Series B, 1,586,620 shares issued and outstanding	16,146	16,146
Preferred Series C, 1,320,850 shares issued and outstanding	12,363	12,363
Total mezzanine equity	28,509	28,509

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 167,972 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 18,750,000 shares authorized; 9,842,315 and 9,704,496 Class A shares issued and outstanding, respectively	1	1
Additional paid-in capital	119,731	119,724
Accumulated deficit	(115,903)	(104,275)
Accumulated other comprehensive income	2,713	1,301
Total stockholders’ equity	6,542	16,751

Total liabilities and stockholders’ equity	$141,395	$158,571
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended September 30, 2024
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of June 30, 2024	167,972	$—	9,817,875	$1	$119,882	$443	$(112,842)	$7,484

Shares issued for:

Vesting of restricted share units	—	—	24,440	—	—	—	—	—

Stock compensation	—	—	—	—	166	—	—	166

Foreign currency translation	—	—	—	—	—	2,270	—	2,270

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	(3,061)	(3,061)

Balance as of September 30, 2024	167,972	$—	9,842,315	$1	$119,731	$2,713	$(115,903)	$6,542

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the nine months ended September 30, 2024
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	167,972	$—	9,704,496	$1	$119,724	$1,301	$(104,275)	$16,751

Shares issued for:

Vesting of restricted share units	—	—	137,819	—	—	—	—	—

Stock compensation	—	—	—	—	959	—	—	959

Foreign currency translation	—	—	—	—	—	1,412	—	1,412

Fixed dividends Preferred Series B	—	—	—	—	(952)	—	—	(952)

Net loss	—	—	—	—	—	—	(11,628)	(11,628)

Balance as of September 30, 2024	167,972	$—	9,842,315	$1	$119,731	$2,713	$(115,903)	$6,542
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

Boxlight Corporation
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2024 and 2023
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(11,628)	$(21,485)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt premium, discount and issuance cost	1,806	1,800
Provision for credit losses	168	(197)
Paid-in-kind accrual on short-term debt	240	—
Changes in deferred tax assets and liabilities	(324)	907
Change in allowance for sales returns and volume rebates	(1,820)	1,266
Change in inventory reserve	110	676
Change in fair value of derivative liabilities	(202)	(50)
Stock compensation expense	1,233	1,823
Depreciation and amortization	6,187	6,893
Impairment of goodwill	—	13,226
Change in right of use assets and lease liabilities	330	249
Changes in operating assets and liabilities:
Accounts receivable – trade	6,336	(10,344)
Inventories	2,763	13,788
Prepaid expenses and other current assets	(1,009)	(602)
Other assets	(531)	(450)
Accounts payable and accrued expenses	(7,791)	(972)
Other liabilities	2,099	2,036
Deferred revenues	(56)	(322)
Net cash (used in) provided by operating activities	$(2,089)	$8,242

Cash flows from investing activities:
Purchases of furniture and fixtures, net	(279)	(226)
Net cash used in investing activities	$(279)	$(226)

Cash flows from financing activities:
Proceeds from short-term debt	4,000	3,000
Principal payments on short-term debt	(3,509)	(3,000)
Principal payments on long term debt	(3,915)	(2,048)
Payments of fixed dividends to Series B Preferred stockholders	(952)	(952)
Proceeds from the exercise of options and warrants	—	13
Net cash used in financing activities	$(4,376)	$(2,987)

Effect of foreign currency exchange rates	(16)	(1,206)

Net (decrease) increase in cash and cash equivalents	(6,760)	3,823

Cash and cash equivalents, beginning of the period	17,253	14,591

Cash and cash equivalents, end of the period	$10,493	$18,414

Supplemental cash flow disclosures:

Cash paid for income taxes	$2,542	$2,650
Cash paid for interest	$5,452	$6,390

Non-cash investing and financing transactions:
Addition of operating lease liabilities	$585	$5,369
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
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements include the accounts of Boxlight and its direct and indirect wholly owned subsidiaries (collectively, the “Company,” "we," "us," and "our"). All significant intercompany balances and transactions have been eliminated in consolidation.
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
ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for 2023 contained in the 2023 Annual Report filed with the SEC on March 14, 2024, describes the significant accounting policies that the Company used in preparing its condensed consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to reserves for inventory obsolescence; the recoverability of deferred tax assets; the fair value and recoverability of intangible assets; the relative stand-alone selling prices of goods and services; variable consideration; and long-term incentive plans. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.
REVERSE STOCK SPLIT
On June 14, 2023, the Company effected a reverse stock split of the Company’s Class A common stock whereby each eight shares of the Company’s authorized and outstanding Class A common stock was converted into one share of Class A common stock. The par value of the Class A common stock was not adjusted. Following the reverse split, the authorized shares for Class A common stock was adjusted to 18,750,000, the authorized shares for Class B common stock remained at 50,000,000 shares, and the authorized share of preferred stock remained unchanged at 50,000,000 shares. All Class A common share and per share amounts for all periods presented in the condensed consolidated financial statements and the notes to the condensed consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in aggregate par value of Class A common stock to additional paid-in capital on the condensed consolidated balance sheets of approximately $6 thousand. The quantity of Class A common stock equivalents and the conversion and exercise ratios were adjusted for the effect of the reverse stock split for warrants, stock-based compensation arrangements, and the conversion features on preferred shares. All of the agreements include existing conversion language in the event of a stock split and thus did not result in modification accounting or additional incremental expense as a result of this transaction. The Company issued 33,414 shares of Class A common stock to adjust fractional shares following the reverse stock split to the nearest whole share. There are presently no shares of Class B common stock outstanding, and none were outstanding as of September 30, 2024.
GOING CONCERN

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.

As described in Note 8, the Company was not in compliance with the Senior Leverage Ratio financial covenant under its Credit Agreement at December 31, 2023, June 30, 2024 and September 30, 2024. Non-compliance was waived by the Agent and Lender under amendments to the Credit Agreement. On November 14, 2024, the Company obtained a waiver for the Credit Agreement with the Collateral Agent and Lender (the “November 2024 Waiver”) which waived any Event of Default that may have arisen directly as a result of the financial covenant default at September 30, 2024 and in the interim period ended October 31, 2024. In conjunction with obtaining the waiver, the Company paid down approximately $1.1 million under the Credit Agreement, inclusive of $60 thousand of prepayment penalties. In addition, in February 2024, the Company paid $1.7 million, inclusive of a $0.1 million pre-payment penalty to Whitehawk to maintain compliance with the borrowing base covenant calculation as of January 31, 2024.

Because of the significant decreases in the required Senior Leverage Ratio that have occurred over the past twelve months under the Credit Agreement, the Company’s current forecast projects the Company may not be able to maintain compliance with this ratio. There can be no assurance that the Lender will not declare an event of default and acceleration of all of our obligations under the Credit Agreement in the event we are unable to comply with the Senior Leverage Ratio financial covenant, borrowing base covenant or any other related covenants thereunder, in the future.

In addition, to the extent not converted into the Company’s Class A common stock, the outstanding shares of our Series B preferred stock became redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 upon 30 days’ prior written notice to the Company, for a redemption price, payable in cash, equal to the sum of (a) $10.00 multiplied by the number of shares of Series B preferred stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. We may be required to seek alternative financing arrangements or restructure the terms of the agreement with the Series B preferred shareholders on terms that are not favorable to us if cash and cash equivalents are not sufficient to fully redeem the Series B preferred shares. We are currently evaluating alternatives to refinance or restructure the Series B preferred shares including extending the maturity of the Series B preferred shares beyond the current optional conversion date.

These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date of the accompanying unaudited condensed consolidated financial statements. Continuation as a going concern is dependent upon the Company’s ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio and other financial covenants, or refinance its existing Credit Agreement with a different lender on more favorable terms. The Company is actively working to refinance its debt with new or existing lenders prior to its maturity. While the Company is confident in its ability to refinance its existing debt, it does not have written or executed agreements as of the filing of this Form 10-Q. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. The Company has a good working relationship with its current banking partner. However, there can be no assurance that the Company will be successful in refinancing its debt, or on terms acceptable to the Company.

These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, accounts receivable and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. The Company has determined that the estimated fair value of debt is approximately $41.2 million while the carrying value, excluding premiums, discounts, and issuance costs, is approximately

$40.1 million. The fair value of debt was estimated using market rates the Company believes would be available for similar types of financial instruments and represents a Level 2 measurement.
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
Transfers into Level 3 measurements during the three and nine months ended September 30, 2024 of $0.3 million were related to the Company's long-term incentive plan. There were no transfers into or out of Level 3 measurements in 2023.
The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of September 30, 2024
Derivative liabilities - warrant instruments	—	—	3	$3
Long-term incentive plan	—	—	274	274

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of December 31, 2023
Derivative liabilities - warrant instruments	—	—	$205	$205

The following tables reconcile the beginning and ending balances of the warrant instruments and long-term incentive plan within Level 3 of the fair value hierarchy, respectively:

	Derivative Liabilities (in thousands)	Long-term incentive plan (in thousands)
Balance, June 30, 2024	$9	$—
Change in fair value	(6)	274
Balance, September 30, 2024	$3	$274

	(in thousands)	(in thousands)
Balance, December 31, 2023	$205	$—
Change in fair value	(202)	274
Balance, September 30, 2024	$3	$274

	(in thousands)	(in thousands)
Balance, June 30, 2023	$512	$—
Change in fair value	(90)	—
Balance, September 30, 2023	$422	$—

	(in thousands)	(in thousands)
Balance, December 31, 2022	$472	$—
Change in fair value	(50)	—
Balance, September 30, 2023	$422	$—
See Note 9 and Note 12 for discussion of the valuation techniques and inputs and reconciliation of the opening and closing balances of the fair value of warrants and long-term incentive plan, respectively.
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
For the three and nine months ended September 30, 2024, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 0.2 million shares issuable upon exercise of options to purchase common stock, 0.1 million of unvested shares of restricted stock and 1.4 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 2.2 million shares issuable from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive. For the nine months ended September 30, 2023, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 0.3 million shares from options to purchase shares of common stock and 0.5 million of unvested restricted stock units as well as 1.4 million shares of common stock issuable upon exercise of warrants. Additionally, potentially dilutive securities of 2.2 million from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive.

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
The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying condensed consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying condensed consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company had no material contract assets as of September 30, 2024 or December 31, 2023. During the three months ended September 30, 2024 and September 30, 2023, respectively, the Company recognized $2.1 million and $1.9 million of revenue that was included in the deferred revenue balance as of December 31, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2024 and September 30, 2023, the Company recognized $6.5 million and $6.0 million of revenue that was included in the deferred revenue balance as of December 31, 2023 and December 31, 2022, respectively.
Variable Consideration
The Company’s otherwise fixed consideration may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly for “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering or otherwise determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company provides rebates to certain customers based on the achievement of certain sales targets. The provision for rebates is estimated based on customers’ contracted rebate programs and our historical experience of rebates paid. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the most likely method based on historical experience and are measured at each reporting date. There was no material revenue recognized in the three and nine months ended September 30, 2024 related to changes in estimated variable consideration that existed at December 31, 2023.
Remaining Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of September 30, 2024 and December 31, 2023, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $25.8 million and $25.0 million, respectively. The Company expects to recognize revenue on 36.6% of the remaining performance obligations during the next 12 months, 29.0% in the following 12 months, 19.9% in the 12 months ended September 30, 2027, 11.1% in the 12 months ended June 30, 2028, with the remaining 3.4% recognized thereafter.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2024	2023	2024	2023
Product revenue	$33,948	$47,383	$104,065	$130,599
Service revenue	2,341	2,284	7,832	7,310
Total revenues, net	$36,289	$49,667	$111,897	$137,909
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
Certain sales commissions incurred by the Company are determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would be recognized over a period that is one year or less, the Company has elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Total deferred commissions, net of accumulated amortization, as of September 30, 2024 and December 31, 2023 were $0.5 million and $0.6 million, respectively.
The Company has not historically incurred any material fulfillment cost that meet the criteria for capitalization.

ADVERTISING COSTS
Advertising costs are expensed as incurred and included in General and Administrative expenses in the accompanying consolidated statements of operations. Advertising expense for the three and nine months ended September 30, 2024 totaled $80 thousand and $135 thousand, respectively. Advertising expense for the three and nine months ended September 30, 2023 totaled $31 thousand and $196 thousand respectively.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40), which improves the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). This change is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

NOTE 2 – ACCOUNTS RECEIVABLE - TRADE
Accounts receivable consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	2024	2023

Accounts receivable – trade	$27,050	$33,089
Allowance for credit losses	(352)	(421)
Allowance for sales returns and volume rebates	(1,311)	(3,145)
Accounts receivable - trade, net of allowances	$25,387	$29,523
NOTE 3 – INVENTORIES
Inventories consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	2024	2023

Finished goods	$44,021	$45,461
Spare parts	1,064	1,221
Reserve for inventory obsolescence	(2,765)	(2,551)
Inventories, net	$42,320	$44,131
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	2024	2023

Prepayments to vendors	$1,096	$3,176
Prepaid licenses and other	8,061	6,295
Prepaid expenses and other current assets	$9,157	$9,471
Prepaid expenses and other current assets as of September 30, 2024 and December 31, 2023 are net of reserves of $1.4 million related to vendor receivables.

NOTE 5 – INTANGIBLE ASSETS
Intangible Assets
Intangible assets consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	Useful lives	2024	2023
INTANGIBLE ASSETS
Patents	4-10 years	$182	$182
Customer relationships	8-15 years	54,795	52,588
Technology	3-5 years	9,118	8,944
Domain	7 years	14	14
Non-compete	3 years	391	391
Tradenames	2-10 years	13,045	12,723
Intangible assets, at cost		77,545	74,842
Accumulated amortization		(35,843)	(28,878)
Intangible assets, net of accumulated amortization		$41,702	$45,964
For the three months ended September 30, 2024 and 2023, the Company recorded amortization expense of $1.9 million and $2.1 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded amortization expense of $5.7 million and $6.4 million, respectively. Changes to gross carrying amount of recognized intangible assets due to translation adjustments include approximately $2.5 million as of September 30, 2024 and ($0.1) million as of December 31, 2023.
During the quarter ended September 30, 2024, the Company determined that a triggering event had occurred as a result of a decline in the Company’s revenues resulting from lower sales volume primarily resulting from lower global demand for interactive flat panel displays, which suggested one or more of the reporting units may have fallen below the carrying amounts. As a result, the Company performed an interim impairment test on its finite-lived intangible assets using undiscounted cash flows. There was no impairment recorded on finite-lived intangible assets during the nine months ended September 30, 2024.
Goodwill
During the quarter ended September 30, 2023, due to further declines in the Company’s market capitalization and a reduction in cashflows resulting from continued softening in the industry leading to a reduction in sales from interactive flat-panel displays, the Company determined that a triggering event had occurred.
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
As of September 30, 2024, the Company had no leases classified as finance leases. The Company is currently not a lessor in any lease arrangement.
Operating lease expense was $595 thousand and $712 thousand for the three months ended September 30, 2024 and 2023, respectively and $1.8 million for the nine months ended September 30, 2024 and September 30, 2023. Variable and short-term lease cost was $470 thousand and $1.4 million for the three and nine months ended September 30, 2024, respectively. Variable and short-term lease cost were not material for the three and nine months ended September 30, 2023. Cash paid for amounts included in the measurement of lease liabilities was $426 thousand and $660 thousand for the three months ended September 30, 2024 and 2023, respectively and $1.3 million and $1.9 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.
Future maturities of the Company's operating lease liabilities are summarized as follows (in thousands):
Fiscal year ended,

2024	$722
2025	2,298
2026	1,850
2027	1,211
2028	881
Thereafter	7,090
Total lease liabilities	14,052
Less: Imputed interest	(4,678)
Present value of lease liabilities	$9,374
The following is supplemental lease information as of September 30, 2024 and December 31, 2023:

	2024	2023
Weighted-average remaining lease term (years)	9.9	9.9
Weighted-average discount rate	10.1%	10.8%
NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	2024	2023
Accounts payable	$19,102	$27,448
Accrued expenses and other	6,317	5,106
Other	631	345
Accounts payable and accrued expenses	$26,050	$32,899

NOTE 8 – DEBT
The following is a summary of the Company’s debt as of September 30, 2024 and December 31, 2023 (in thousands):

	2024	2023
Debt – Third Parties
Paycheck Protection Program	$30	$72
Note payable - Whitehawk	40,064	43,206
Total debt	40,094	43,278
Less: Premium, discount and issuance costs	1,301	3,107
Current portion of debt	1,682	1,037
Long-term debt	$37,111	$39,134
Total debt (net of premium, discount and issuance costs)	$38,793	$40,171
Debt - Third Parties:
Whitehawk Finance LLC

In December 2021, the Company and substantially all of its direct and indirect subsidiaries (the “Loan Parties”) entered into a term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral agent (“Whitehawk” or the “Collateral Agent”). Under the Credit Agreement, the Company received an initial term loan of $58.5 million and a subsequent delayed draw facility of up to $10 million (collectively, the “Term Loans”). The Term Loans are secured by substantially all of the assets of the Company. Portions of the Term Loans were subject to repayment in February 2022, and quarterly principal payments of $625,000 and interest payments commenced March 31, 2022, with the remaining balance becoming due and payable in full on December 31, 2025. The Term Loans bore interest at the LIBOR rate plus 10.75%; subject to the Company maintaining a borrowing base in compliance with the Credit Agreement.
In April 2022, the Company entered into a First Amendment to the Credit Agreement with the Collateral Agent and Lender (the “First Amendment”), pursuant to which the Collateral Agent and Lender agreed to extend the terms of repayment of $8.5 million originally due in February 2022 until February 2023. The First Amendment also included forbearance on certain over-advances to allow the Company to come into compliance with the borrowing base requirements set forth in the Credit Agreement. In addition, the Collateral Agent and Lender agreed to (i) reduce, through September 2022, the minimum cash reserve requirement for the Loan Parties, (ii) reduce the interest rate by 50 basis points (to LIBOR plus 9.75%) after delivery of the Loan Parties’ September 30, 2023 financial statements, subject to the Loan Parties maintaining a 1.75 EBITDA coverage ratio, and (iii) waive all prior events of default under the Credit Agreement. The parties also agreed that no prepayment premiums would be payable with respect to the first $5.0 million paid under the Term Loan, any payments made in relation to the $8.5 million due on or before February 2023, any required amortization payments under the Credit Agreement and any mandatory prepayments by way of excess cash flow or casualty events.

In June 2022, the Loan Parties entered into a second amendment to the Credit Agreement with the Collateral Agent and Lender (the “Second Amendment”). Under the Second Amendment, the Lender funded a $2.5 million delayed draw term loan and adjusted certain terms of the Credit Agreement, including the Applicable Margin (as defined in the Second Amendment) to 13.25% for LIBOR Rate Loans and 12.25% for Reference Rate Loans, increasing the definition of change of control from 33% voting power to 40% voting power, requiring the Company to engage a financial advisor, and allowing additional time, until July 2022, for the Company to come into compliance with certain borrowing base requirements set forth in the Second Amendment, among other adjustments.

In April 2023, the Company entered into a third amendment to the Credit Agreement with the Collateral Agent and the Lender (the “Third Amendment”). Under the Third Amendment, the Lender funded an additional $3.0 million delayed draw term loan, which was required to be repaid on or prior to September 29, 2023, and adjusted certain terms of the Credit Agreement, including the test period end dates and corresponding Senior Leverage Ratios (as defined in the Credit Amendment) and the minimum liquidity requirements that the Company must maintain compliance with pertaining to certain Borrowing Base Requirements (as defined in the Credit Agreement), among other adjustments. Following this additional draw, no further delayed draws remained under the Credit Agreement. In July 2023, the Company repaid the $3.0 million delayed draw term loan with no prepayment penalties or premiums.

In June 2023, the Company entered into a fourth amendment to the Credit Agreement with the Collateral Agent and the Lender (the “Fourth Amendment”) to replace LIBOR-based rates with a SOFR-based rate. Following the Fourth Amendment, the Company’s interest rate is calculated as the Daily Simple SOFR, subject to a floor of 1%, plus the SOFR Term Adjustment and Applicable Margin, each as defined in the Credit Agreement, as amended. The Fourth Amendment made no other changes to the Credit Agreement.

On March 14, 2024, the Company entered into a fifth amendment to the Credit Agreement with the Collateral Agent and Lender (the "Fifth Amendment") to (i) amend and restate the Senior Leverage Ratio and Minimum Liquidity (each as defined in the Fifth Amendment), and (ii) waive any event of default that may have arisen directly as a result of the Company’s Financial Covenant Default (as defined in the Fifth Amendment) at December 31, 2023. Under the Fifth Amendment, the Senior Leverage Ratio requirement at March 31, 2024 was amended from 2.00 to 6.00, at June 30, 2024 remained at 2.00 and thereafter remained at 1.75. The Fifth Amendment also added additional financial reporting obligations and additional guarantors under the Credit Agreement.

On April 19, 2024, the Company entered into a sixth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Sixth Amendment”). The Sixth Amendment provided the Company with an additional $2 million working capital bridge loan in April 2024, and an additional $3 million working capital bridge loan in June 2024, of which $2 million was advanced to the Company. The Company was required to pay a fee equal to 6% of the aggregate amount of borrowings under the Sixth Amendment (i.e. $4.0 million). Both working capital bridge loans, including the related fee, are due and payable in full on November 29, 2024, and are not subject to prepayment penalties.

On August 12, 2024, the Company entered into a seventh amendment to the Credit Agreement with the Collateral Agent and Lender (the “Seventh Amendment”) to (i) reduce the intellectual property sublimit under the borrowing base from $15.0 million to $11.2 million, and (ii) waive the event of default that may have arisen directly as a result of the Financial Covenant Default (as defined in the Seventh Amendment) at June 30, 2024.

On November 14, 2024, the Company obtained a waiver for the Credit Agreement from the Collateral Agent and Lender (the “November 2024 Waiver”) to waive any events of default that may have arisen directly as a result of (i) the Financial Covenant Default (as defined in the November 2024 Waiver) at September 30, 2024 and (ii) the Borrowing Base Default (as defined in the November 2024 Waiver) for the month ended October 31, 2024. In conjunction with obtaining the waiver, the Company paid down approximately $1.1 million under the Credit Agreement, inclusive of $60 thousand of prepayment penalties.
During the three months ended September 30, 2024, the Company repaid $3.5 million of the $4.0 million additional borrowings under the Sixth Amendment. In October 2024, the Company repaid the remaining $0.5 million borrowings under the Sixth Amendment and $0.2 million in financing fees related to the borrowing.
Covenant Compliance and Liquidity Considerations

The Credit Agreement, as amended to date, requires compliance with certain monthly covenants, which include provisions regarding over advance limitations based upon a borrowing base. In June 2023, in connection with obtaining a waiver of compliance with those covenants, the Company agreed to engage a financial advisor and to use commercial reasonable efforts to refinance the Credit Agreement with an alternative lender and repay the credit facility by September 30, 2023, or as soon thereafter as practical. The waiver also increased the prepayment premium from the amount included in the original Credit Agreement. The Company has either implemented or initiated plans regarding refinancing procedures that are within management’s control to comply with the waiver requirements. The Company’s financial statements do not include any adjustments that might result from the outcome of the Company’s activities to refinance and repay the credit facility.

The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at September 30, 2023. The Company cured the non-compliance at September 30, 2023 by paying $4.3 million inclusive of $0.3 million in prepayment penalties and accrued interest in November 2023 which would have resulted in the Company being in compliance with the Senior Leverage Ratio at September 30, 2023.

The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at December 31, 2023. The non-compliance was cured through a waiver under the Fifth Amendment.

In February 2024, the Company paid $1.7 million, inclusive of a $0.1 million pre-payment penalty, to Whitehawk to maintain compliance with the borrowing base covenant calculation as of January 31, 2024. After the payment the Company was in compliance with the borrowing base covenant.

The Company also was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at June 30, 2024. The non-compliance was cured through a waiver under the Seventh Amendment.

The Company also was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at September 30, 2024 and its borrowing base covenant for the month ended October 31, 2024. The non-compliance was cured through a waiver under the November 2024 Waiver. In conjunction with obtaining the waiver, the Company paid down approximately $1.1 million under the Credit Agreement, inclusive of $60 thousand of prepayment penalties.
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
NOTE 9 – DERIVATIVE LIABILITIES
The Company determined that certain warrants to purchase common stock do not satisfy the criteria for classification as equity instruments due to the existence of certain net cash and non-fixed settlement provisions that are not within the sole control of the Company. Conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future. Such warrants are measured at fair value at each reporting date, and the changes in fair value are included in determining net income (loss) for the period. The Company used a Model Monte Carlo Simulation model to determine the fair value of the derivative liabilities.

September 30, 2024
Common stock issuable upon exercise of warrants	464,385
Market value of common stock on measurement date	$0.53
Exercise price	$8.80
Risk free interest rate (1)	3.54%
Expected life in years	2.25 years
Expected volatility (2)	76.0%
Expected dividend yields (3)	—%

December 31, 2023
Common stock issuable upon exercise of warrants	464,385
Market value of common stock on measurement date	$1.07
Exercise price	$8.80
Risk free interest rate (1)	3.93%
Expected life in years	3 years
Expected volatility (2)	114.0%
Expected dividend yields (3)	—%
(1)The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)The historical trading volatility was based on historical fluctuations in stock price for Boxlight and certain peer companies.
(3)The Company does not expect to pay a dividend in the foreseeable future.
NOTE 10 – INCOME TAXES
Pretax (loss) income resulting from domestic and foreign operations is as follows (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$(4,681)	$(8,041)	$(11,748)	$(11,761)
Foreign	1,608	(6,636)	887	(6,345)
Total pretax book loss	$(3,073)	$(14,677)	$(10,861)	$(18,106)
The Company recorded income tax benefit of $12 thousand and income tax expense of $3.1 million for the three months ended September 30, 2024 and 2023, respectively, and income tax expense of $767 thousand and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate was (7.1)% and (18.7)% for the nine months ended September 30, 2024 and September 30, 2023. The negative year to date effective tax rate is due to the Company paying income taxes in various jurisdictions while incurring a worldwide net loss.
The decrease in income tax expense year-over-year is primarily due to an increase in the forecasted worldwide net loss for the nine months ended September 30, 2024 as compared to the prior year.
The Company operates in the United States, United Kingdom, and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned.
The legacy Boxlight entities are in a net deferred tax asset position in the United States, the United Kingdom, and other jurisdictions, primarily driven by its net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. For example, in the United States, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because U.S. tax laws limit the time during which the net operating losses generated prior to 2020 may be applied against future taxes, if the Company fails to generate U.S. taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on its net deferred tax asset at September 30, 2024 and December 31, 2023.

The Company completed its IRC Sec. 382 analysis during the second quarter of 2024 and determined that it underwent an ownership change. This caused a limit on the net operating losses generated before 2020. Due to the full valuation allowance on net operating loss carryovers, there is no impact to the interim financial statements as a result of this limitation.
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
During the second quarter of 2021, the Company became aware of a potential state tax exposure for failure to file minimum tax returns in a state for several years. The Company has recorded an exposure item of $95 thousand for its best estimate of the amount for which it will settle the exposure. This amount includes $24 thousand of income tax and $71 thousand of penalties and interest. The Company has not identified any other material uncertain tax positions during the three months ended September 30, 2024.
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
Issuance of Preferred Shares
Series A Preferred Stock
At the time of the Company’s initial public offering, the Company issued 250,000 shares of the Company’s non-voting convertible Series A preferred stock to Vert Capital for the acquisition of Genesis Collaboration LLC. As of September 30, 2024, a total of 167,972 shares of Series A preferred stock remained outstanding which can be converted into 33,461 shares of Class A common stock, at the discretion of the Series A stockholder.
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

To the extent not previously converted into the Company’s Class A common stock, the outstanding shares of Series B preferred stock shall be redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 upon, 30 days prior written notice from the holders, for a redemption price, payable in cash, equal to the sum of (a) $10.00 multiplied by the number of shares of Series B preferred stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. The Series C preferred stock is also subject to redemption on the same terms commencing January 1, 2026. The aggregate estimated fair value of the Series B and C preferred stock of $28.5 million was included as part of the total consideration paid for the purchase of Sahara.
As the redemption features in the Series B preferred stock and Series C preferred stock are not solely within the control of the Company, the Company has classified the Series B preferred stock and Series C preferred stock as mezzanine or temporary equity in the Company’s condensed consolidated balance sheet.
Common Stock
The Company’s authorized common stock consists of 1) 18,750,000 shares of Class A voting common stock and 2) 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock would automatically convert into shares of Class A common stock. No Class B shares were outstanding as of September 30, 2024 or December 31, 2023.
Warrants
The Company had equity warrants outstanding of 921,618 and 921,306 as of September 30, 2024 and December 31, 2023, respectively.
Repurchase Plan
On February 14, 2023, the Board of Directors of Boxlight Corporation approved the Company’s establishment of a share repurchase program (the “Repurchase Program”) authorizing the Company to purchase up to $15.0 million of the Company’s Class A common stock. Pursuant to the Repurchase Program, the Company may, from time to time, repurchase its Class A common stock in the open market, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions. The timing and total amount of any repurchases made under the Repurchase Program will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on January 26, 2027, may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of Class A common stock. As of September 30, 2024, the Company has not utilized the Repurchase Program.
NOTE 12 – STOCK COMPENSATION
The Company has issued grants under two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which a total of 798,805 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 625,000 shares of the Company’s Class A common stock have been approved for issuance. Upon approval of the 2021 Plan in September 2022, any shares remaining available for issuance under the 2014 Plan were cancelled, and all future grants were issued under the 2021 Plan. The 2021 Plan allows for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights or otherwise, to the Company’s officers, directors, employees and consultants.
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
The following is a summary of the option activities during the nine months ended September 30, 2024:

Number of Units
Outstanding, December 31, 2023	348,259
Granted	—
Exercised	—
Forfeited	(29,302)
Expired	(138,125)
Outstanding, September 30, 2024	180,832
Exercisable, September 30, 2024	173,013
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
The following is a summary of the RSU activities during the nine months ended September 30, 2024:

Number of Units
Outstanding, December 31, 2023	408,451
Granted	15,999
Vested	(137,370)
Forfeited	(202,488)
Outstanding, September 30, 2024	84,592
Stock Compensation Expense
Long-term incentive plan
On August 15, 2024, the Company granted a long-term incentive plan (LTIP) cash award pursuant to its 2021 Equity Incentive Plan to members of the Company’s Board of Directors and senior management. The amount of each award earned will depend on the performance of the Company relative to certain performance targets related to share price appreciation of the Company’s Class A common stock during the respective performance cycles. The LTIP awarded to the Company's Board of Directors have a performance period ending on March 31, 2025, whereas the LTIP awarded to senior management have three consecutive 12-month performance periods ending June 30, 2025, June 30, 2026, and June 30, 2027. If the Company’s performance relative to the performance goal during the performance cycle is not equal to the performance target, the target Cash LTIP Award will be adjusted based on actual performance. At no time during the performance cycle shall the payout be less than 1/3 or exceed 3 times the target cash LTIP Award, unless a change a control has occurred. Cash payments are subject to the Company’s compliance with all covenants contained in the Company’s credit facilities in effect at the conclusion of each performance cycle. There have been no cash payments as of September 30, 2024. As amounts earned for the awards are based on changes in the Company's stock price, the Company will recognize a liability for compensation cost each reporting period based on the fair value as of each reporting date proportionally with the elapsed time at each reporting period. The liability is recognized in other short-term liabilities in the consolidated balance sheets. The Company used a Model Monte Carlo Simulation model to determine the fair value of the

LTIP as of September 30, 2024 to be $274 thousand. Key inputs to the valuation of the awards include the stock price as of the award effective date and the valuation date, the discount rate, and historical volatility in the Company’s stock price.

September 30, 2024
Market value of common stock on measurement date	$0.53
Risk free interest rate (1)	3.54% - 4.29%
Expected life in years	0.5 - 2.75 years
Expected volatility (2)	60% - 76%

(1)The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2)The historical trading volatility was based on historical fluctuations in stock price for Boxlight and certain peer companies.
For the three and nine months ended September 30, 2024 and 2023, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$6	$125	$75	$446
Restricted stock units	161	545	883	1,375
Warrants	—	1	1	2
Long-term incentive plan	274	—	274	—
Total stock compensation expense	$441	$671	$1,233	$1,823
NOTE 13 – RELATED PARTY TRANSACTIONS
Management Agreement
On November 1, 2022, the Company entered into a consulting agreement with Mark Elliott, former Chief Executive Officer of Boxlight and a current member of the Board of Directors. Under the terms of the agreement, Mr. Elliott is to provide sales, marketing, management and related consulting services to assist the Company in sourcing and entering into agreements with one or more customers to provide products and services for specified school districts. The Company will pay Mr. Elliott a fixed payment of $4 thousand per month and commissions equal to 15% of gross profit derived by the Company based on total purchase order revenue. The agreement, unless cancelled, will automatically renew on December 31, 2024. For the nine months ended September 30, 2024 and 2023, the Company paid $189 thousand and $92 thousand under the agreement, respectively.
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
On January 4, 2024, Mr. Pope's employment with the Company terminated at which time his Management Agreement became effective. For the nine months ended September 30, 2024, the Company paid $250 thousand under the agreement.

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
Purchase Commitments
The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. As of September 30, 2024, the total amount of such open inventory purchase orders was $12.9 million.
NOTE 15 – CUSTOMER AND SUPPLIER CONCENTRATION
There was one customer that accounted for greater than 10% of the Company's consolidated revenues for the nine months ended September 30, 2024 and 2023. Details are as follows:

Customer	Total revenues from the customer as a percentage of total revenues for the nine months ended September 30, 2024	Accounts receivable from the customer as of September 30, 2024 (in thousands)	Total revenues from the customer as a percentage of total revenues for the nine months ended September 30, 2023	Accounts receivable from the customer as of September 30, 2023 (in thousands)
1	10.0%	$581	12.8%	$5,417
For the nine months ended September 30, 2024 and 2023, the Company’s purchases were concentrated primarily with one vendor. Details are as follows:

Vendor	Total purchases from the vendor as a percentage of total cost of revenues for the nine months ended September 30, 2024	Accounts payable to the vendor as of September 30, 2024 (in thousands)	Total purchases from the vendor as a percentage of total cost of revenues for the nine months ended September 30, 2023	Accounts payable to the vendor as of September 30, 2023 (in thousands)
1	60.6%	$14,927	45.1%	$22,715
The Company believes there are other suppliers that could be substituted should the above cited vendor were to become unavailable or non-competitive.

NOTE 16 – SEGMENTS
Information about our Company’s operations by operating segment is shown in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues, net
Americas	$16,719	$25,717	$57,044	$76,851
EMEA	20,412	24,330	57,955	68,249
Rest of World	(215)	799	412	2,443
Eliminations and Adjustments (1)	(627)	(1,179)	(3,514)	(9,634)
Total Revenues, net	$36,289	$49,667	$111,897	$137,909
Income (Loss) from Operations
Americas	(1,485)	(5,124)	(3,710)	(2,330)
EMEA	831	(6,945)	613	(8,205)
Rest of World	(221)	401	(114)	806
Eliminations and Adjustments (1)	16	69	(31)	26
Total Loss from Operations	$(859)	$(11,599)	$(3,242)	$(9,703)
(1)Eliminations and adjustments represent net sales between the Americas, EMEA and Rest of World segments. Sales between these segments are generally valued at market.

	September 30, 2024	December 31, 2023
Identifiable Assets
Americas	$57,711	$69,749
EMEA	82,508	85,732
Rest of World	1,176	3,090
Total Identifiable Assets	$141,395	$158,571
NOTE 17 – SUBSEQUENT EVENTS

Subsequent to the end of the third quarter of 2024, the Company was not in compliance with its borrowing base covenant under the Credit Agreement for the month ended October 31, 2024. On November 14, 2024, the Company a waiver for the Credit Agreement to waive any events of default that may have arisen directly as a result of (i) the Financial Covenant Default (as defined in the November 2024 Waiver) at September 30, 2024 and (ii) the Borrowing Base Default (as defined in the November 2024 Waiver) for the month ended October 31, 2024. In conjunction with obtaining the waiver, the Company paid down approximately $1.1 million under the Credit Agreement, inclusive of $60 thousand of prepayment penalties.
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

Unless the context otherwise requires, the terms “the Company,” “we,” “us,” and “our” in this Quarterly Report refer to Boxlight Corporation and its consolidated direct and indirect subsidiaries, and the term “Boxlight” refers to Boxlight Inc., a Washington corporation and a wholly owned subsidiary of Boxlight Corporation. The terms “quarter” and “year to date” refer to our quarter ending September 30th.

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
•risks inherently related to our foreign operations;
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
To date, we have generated substantially all of the Company’s revenue from the sale of hardware (primarily consisting of interactive displays and audio products) and software to the educational market in the United States and Europe.
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
Acquisition Strategy and Challenges
The Company completed multiple acquisitions from 2015 through 2021 and may target additional acquisition opportunities in the future. The Company’s growth strategy includes acquiring assets and technologies of companies that have products, technologies, industry specializations or geographic coverage that extend or complement our existing business. The process to undertake a potential acquisition is time-consuming and costly. In the event we pursue additional acquisitions, we expect to expend significant resources to undertake business, financial and legal due diligence on our potential acquisition targets, and there is no guarantee that we will complete any acquisition that we pursue.
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
•Product revenue. Product revenue is derived from the sale of our hardware (interactive displays), peripherals, and accessories, along with other third-party products, directly to our customers, as well as through our network of domestic and international distributors.
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
Gross profit and gross profit margin
Gross profit and gross profit margin have been, and may in the future be, influenced by several factors including: competitive pricing within the industry, product, channel and geographical revenue mix; changes in product costs related to the release of projector models; and component, contract manufacturing and supplier pricing, freight, duties, and other shipping costs, and foreign currency exchange. As we primarily procure our product components and manufacture our products in Asia, our suppliers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on future average selling prices and unit costs. Gross profit and gross profit margin may fluctuate over time based on the factors described above.
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
Operating Results – Boxlight Corporation
For the three-month periods ended September 30, 2024 and 2023
Revenues. Total revenues for the three months ended September 30, 2024 were $36.3 million as compared to $49.7 million for the three months ended September 30, 2023, resulting in a 26.9% decrease. The decrease in revenues was primarily due to lower sales volume across all markets primarily resulting from lower global demand for interactive flat panel displays.
Cost of Revenues. Cost of revenues for the three months ended September 30, 2024 were $24.0 million as compared to $31.7 million for the three months ended September 30, 2023, resulting in a 24.1% decrease. The decrease in cost of revenues was attributable to the decrease in units sold.
Gross Profit. Gross profit for the three months ended September 30, 2024 was $12.3 million as compared to $18.0 million for the three months ended September 30, 2023, a decrease of 32.0%. The gross profit margin was 33.8% for the three months September 30, 2024 and 36.3% for the three months ending September 30, 2023. The decrease in gross profit margin percentage is primarily related to competitive industry pricing in the interactive flat panel market coupled with a shift in product mix as audio revenues comprised a smaller percentage of total sales for the quarter compared with the prior year.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2024 were $12.1 million, representing 33.3% of revenue as compared to $15.4 million or 31.0% of revenue for the three months ended September 30, 2023. The decrease was due to planned initiatives to reduce operating expenses across all cost groups, with the largest declines in employee-related expenses of $2.0 million, sales and marketing expense of $0.4 million, travel expense of $0.3 million, depreciation and amortization expense of $0.2 million, and stock compensation expense of $0.2 million.
Research and Development Expenses. Research and development expenses were $1.0 million and $979 thousand for the three months ended September 30, 2024 and 2023, respectively, and representing 2.8% of revenue for the three months ended September 30, 2024, and 2.0% of revenue for the three months ended September 30, 2023.
Other Income (Expense). Other expense, net for the three months ended September 30, 2024 was $2.2 million as compared to $3.1 million for the three months ended September 30, 2023, representing a decrease of $0.9 million. Other income for the three months ended September 30, 2024 consisted primarily of realized foreign currency gains and losses. Other expense consists primarily of interest expense on our term loan.

Income Tax Benefit (Expense). Income tax benefit for the three months ended September 30, 2024 was $12 thousand, as compared to income tax expense of $3.1 million for the three months September 30, 2023. The decrease in tax expense year-over-year is largely due to foreign pretax book income for the three months ended September 30, 2024 as compared to foreign pretax loss for the three months ended September 30, 2023.
Net (Loss) Income. Net loss was $3.1 million and $17.8 million for the three months ended September 30, 2024 and September 30, 2023 and was a result of the changes noted above.
For the nine-month periods ended September 30, 2024 and 2023
Revenues. Total revenues for the nine months ended September 30, 2024 were $111.9 million as compared to $137.9 million for the nine months ended September 30, 2023, resulting in a 18.9% decrease. The decrease in revenues was due to lower sales volume across all markets primarily resulting from lower global demand for interactive flat panel displays.
Cost of Revenues. Cost of revenues for the nine months ended September 30, 2024 were $72.3 million as compared to $86.9 million for the nine months ended September 30, 2023, resulting in a 16.8% decrease. The decrease in cost of revenues was attributable to the decrease in units sold.
Gross Profit. Gross profit for the nine months ended September 30, 2024 was $39.6 million as compared to $51.0 million for the nine months ended September 30, 2023, a decrease of 22.3%. Gross profit margin was 35.4% for the nine months ended September 30, 2024 and 37.0% for the nine months ended September 30, 2023. The decrease in gross profit margin is primarily related to the continuous increase in pricing pressure within the industry as well as a difference in product mix compared to the prior year quarter.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2024 were $39.7 million, representing 35.4% of revenue as compared to $45.4 million representing 32.9% of revenue for the nine months ended September 30, 2023. The decrease in general and administrative expenses for the period ended September 30, 2024 was due to planned initiatives to reduce operating expenses across all cost groups, with the largest declines in employee-related expenses of $2.4 million, sales and marketing expense of $0.8 million, stock compensation expense of $0.6 million, depreciation and amortization expense of $0.7 million, and travel expense of $0.6 million.
Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2024 and 2023 were $3.2 million and $2.1 million, respectively and represented 2.8% and 1.5% of revenue, respectively. The increase can be attributable to the allocation of certain general and administrative expenses to new and ongoing research and development projects.
Other Expense. Other expense, net for the nine months ended September 30, 2024 was $7.6 million as compared to $8.4 million for the nine months ended September 30, 2023, representing a decrease of $0.8 million. Other expense consists primarily of interest expense on our term loan.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2024 was $767 thousand, as compared to a $3.4 million for the nine months ended September 30, 2023. The decrease in tax expense is primarily due to an increase in the forecasted worldwide net loss as compared to the prior year.
Net Loss. Net loss was $11.6 million and $21.5 million for the nine months ended September 30, 2024 and 2023, respectively, and was a result of the changes noted above.
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
EBITDA represents net loss before income tax expense, interest income, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, plus stock compensation expense, the change in fair value of derivative liabilities, purchase accounting impact of fair valuing inventory and deferred revenue, goodwill impairment and severance charges. Management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of the Company’s business model, and to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. Investors should consider the Company’s non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.
The following table contains reconciliations of net losses to EBITDA and adjusted EBITDA for the periods presented:

(in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net Loss	$(3,061)	$(17,750)	$(11,628)	$(21,485)
Depreciation and amortization	2,075	2,332	6,187	6,893
Interest expense (benefit)	2,550	2,987	7,723	8,222
Income tax expense	(12)	3,073	767	3,379
EBITDA	$1,552	$(9,358)	$3,049	$(2,991)
Stock compensation expense	441	671	1,233	1,823
Change in fair value of derivative liabilities	(6)	(90)	(202)	(50)
Purchase accounting impact of fair valuing inventory	—	113	225	336
Purchase accounting impact of fair valuing deferred revenue	208	366	778	1,308
Severance charges	—	—	943	—
Impairment of goodwill	—	13,226	—	13,226
Adjusted EBITDA	$2,195	$4,928	$6,026	$13,652
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
Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $10.5 million, a working capital balance of $45.8 million, and a current ratio of 2.10. As of September 30, 2023, we had $18.4 million of cash and cash equivalents, a working capital balance of $61.4 million, and a current ratio of 2.24.
For the nine months ended September 30, 2024 and 2023, we had net cash used in and provided by operating activities of $2.1 million and $8.2 million, respectively. Cash used in operating activities primarily relates to net loss for the nine months ended September 30, 2024 as well as changes in working capital primarily related to a reduction in accounts payable in 2024 resulting from large inventory purchases in 2023. We had net cash used in investing activities of $279 thousand and $226 thousand for the nine months ended September 30, 2024 and 2023, respectively. Cash used in investing activities is related to purchases of property and equipment. For the nine months ended September 30, 2024 and 2023, we had net cash used in financing activities of $4.4 million and $3.0 million, respectively. Cash used in financing activities in 2024 is related to principal payments on debt of $7.4 million and $0.9 million in payments of fixed dividends to our Series B preferred shareholders, partially offset by $4.0 million proceeds from short-term debt.

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
In addition to the cash flows generated by our ongoing operating activities we financed our operations during 2024 and 2023 with our credit facility pursuant to our Credit Agreement with Whitehawk. On April 19, 2024, as a part of the Sixth Amendment to the Credit Agreement, we entered into a working capital loan with Whitehawk for $5.0 million, with $2.0 million funded on April 19, 2024 and the remaining $3.0 million to be made available in June 2024 provided the Company was in compliance with certain covenants. On July 2, 2024, we requested and received $2 million of the $3 million working capital bridge loan. We were required to pay a fee equal to 6% of the aggregate amount of borrowings under the Sixth Amendment. Both working capital bridge loans are due and payable in full on November 29, 2024.
During the three months ended September 30, 2024, we repaid $3.5 million of the $4.0 million additional borrowings under the Sixth Amendment. In October 2024, we repaid the remaining $0.5 million borrowings under the Sixth Amendment and $0.2 million in financing fees related to the borrowing.
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
Our current levels of indebtedness and market conditions may affect our ability to access funding sources and credit arrangements in amounts adequate to finance our current and future business operations. Increasing our capital through equity issuance at this time could cause significant dilution to our existing stockholders. However, while there can be no guarantee we will be able to access capital when needed, we are confident that the Company will be able to manage through current challenges in the equity and debt finance markets by managing payment terms with our customers and vendors.
Cash and cash equivalents, along with anticipated cash flows from operations and recent financing arrangements with our lenders are expected to provide sufficient liquidity for working capital needs and debt service requirements.
Our financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.

We were not in compliance with our financial covenant related to the Senior Leverage Ratio under the Credit Agreement at December 31, 2023. On March 14, 2024, we entered into the Fifth Amendment with the Collateral Agent and the Lender to (1) amend and restate the Senior Leverage Ratio and Minimum Liquidity (as defined in the Fifth Amendment), and (2) waive any event of default that may have arisen directly as a result of the Financial Covenant Default (as defined in the Fifth Amendment) at December 31, 2023. Under the Fifth Amendment, the Senior Leverage Ratio requirement at March 31, 2024 was amended from 2.00 to 6.00, at June 30, 2024 it remained at 2.00, and thereafter it remained at 1.75.

We were also not in compliance with our Senior Leverage Ratio financial covenant under the Credit Agreement at June 30, 2024. On August 12, 2024, we entered into the Seventh Amendment with the Collateral Agent and the Lender to (1) reduce the intellectual property sublimit under the borrowing base from $15.0 million to $11.2 million, and (2) waive the event of default that may have arisen directly as a result of the Financial Covenant Default (as defined in the Seventh Amendment) at June 30, 2024.

We were also not in compliance with our Senior Leverage Ratio financial covenant under the Credit Agreement at September 30, 2024. Subsequent to the end of the third quarter of 2024, we were also not in compliance with our borrowing base covenant under the Credit Agreement for month ended October 31, 2024. On November 14, 2024, we obtained a waiver for the Credit Agreement from the Collateral Agent and Lender (the “November 2024 Waiver”) to waive any events of default that may have arisen directly as a result of (i) the Financial Covenant Default (as defined in the November 2024 Waiver) at September 30, 2024 and (ii) the Borrowing Base Default (as defined in the November 2024 Waiver) for the month ended October 31, 2024. In conjunction with obtaining the waiver, the Company paid down approximately $1.1 million under the Credit Agreement, inclusive of $60 thousand of prepayment penalties. There can be no assurance that the Lender will not declare an event of default and acceleration of all of our obligations under the Credit Agreement in the event we are unable to maintain full compliance with these covenants in the future.

Because of the significant decreases in the required Senior Leverage Ratio that have occurred within the past twelve months, our current forecast projects that we may not be able to maintain compliance with this ratio. These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.
In view of this matter, continuation as a going concern is dependent upon our ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio, or refinance our Credit Agreement with a different lender on a basis with more favorable terms. We are actively working to refinance our debt with new lenders. While we are confident in our ability to refinance our existing debt, we do not have written or executed agreements as of the issuance of this Form 10-Q. Our ability to refinance our existing debt is based upon credit markets and economic forces that are outside of our control. We have a good working relationship with our current banking partner and have seen a positive trend in the credit markets as of late. However, there can be no assurance that we will be successful in refinancing our debt, or on terms acceptable to us.

Because our Class A common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. On February 28, 2024, we received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, based upon the closing bid price of our Class A Common Stock for the previous 30 consecutive business days, we no longer met the requirements of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until August 26, 2024, to regain compliance with the Bid Price Rule. On August 27, 2024, Nasdaq advised us in writing that, while we had not regained compliance with the Bid Price Rule, we had been granted an additional 180 calendar day extension, or until February 24, 2025, to regain compliance with the Bid Price Rule. Nasdaq’s determination was based on our having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the Bid Price Rule, and on our written notice to Nasdaq of our intention to cure the deficiency during the extended compliance period by effecting a reverse stock split, if necessary. If we do not regain compliance with the Bid Price Rule by the end of the extended compliance period, the Staff will provide written notification to us that our Class A Common Stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a hearings panel. There can be no assurance that we will regain compliance with the Bid Price Rule or that we will otherwise maintain compliance with any of the other listing requirements for The Nasdaq Capital Market. In the event our stock is delisted from Nasdaq, whether by choice or otherwise, the delisting of our Class A common stock could significantly impair our ability to raise capital and stockholder value.
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

•The Company has increased and will continue to increase training for all relevant personnel designed to uphold our internal controls standards.

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
Other than the remediation activities described above, there were no changes made in the internal controls over financial reporting for the quarter ended September 30, 2024 that have materially affected our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS

For information regarding other risk factors pertinent to the Company’s business please refer to Part I Item 1A of the Company’s 2023 Annual Report on Form 10-K, which was filed with the SEC on March 14, 2024 and is incorporated by reference herein, as further updated and supplemented by the risk factors set forth below.

We may not be able to maintain a listing of our Class A common stock on Nasdaq Capital Market, or Nasdaq

Because our Class A common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. On February 29, 2024, we received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq notifying us that based upon the closing bid price for the last 30 consecutive business days, we no longer meet the Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). We were provided an initial period of 180 calendar days, or until August 26, 2024, to regain compliance with the Bid Price Rule. . On August 27, 2024, Nasdaq advised us in writing that, while we had not regained compliance with the Bid Price Rule, we had been granted an additional 180 calendar day extension, or until February 24, 2025, to regain compliance with the Bid Price Rule. As of the date of this filing, we have not had a closing bid price over $1.00 and there can be no assurance that we will regain compliance with the Bid Price Rule prior to the end of the additional 180 calendar day period, or February 24, 2025 or that we will otherwise maintain compliance with any of the other Nasdaq listing requirements.

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

As of September 30, 2024, we owed $40.1 million to the Lender under our Credit Agreement. As previously disclosed, we have been unable to comply with certain covenants under our Credit Agreement with the Lender. Although, to date, we have been successful in obtaining forbearance agreements with respect to these matters and avoid defaults under the agreement, there can be no assurance that the lender will not declare an event of default and acceleration all of our obligations under the Credit Agreement in the event we are unable to get into full compliance with these covenants in the future.

Most recently, we were not in compliance with the Senior Leverage Ratio financial covenant under our Credit Agreement at September 30, 2024 and our borrowing base covenant under the Credit Agreement for the month ended October 31, 2024. Because of the significant decreases in the required Senior Leverage Ratio that have occurred within the past twelve months, our current forecast projects that we may not be able to maintain compliance with this ratio. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

In view of these matters, continuation as a going concern is dependent upon our ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio, borrowing base requirements or any other covenants or requirements under the Credit Agreement, or refinance our Credit Agreement with a different lender. Furthermore, in the event the Lender refuses to grant forbearance to avoid a future default, the Lender might accelerate our obligations under the Credit Agreement. In order to satisfy such obligations, we would similarly have to refinance our obligations or seek additional capital. Our ability to refinance our existing debt is based upon credit markets and economic forces, whether on acceptable terms or at all, that are outside of our control. There can be no assurance that we will be successful in refinancing our debt or raising additional capital, whether on acceptable terms, or at all. Furthermore, if we were attempting to refinance our obligations or raise capital in response to an imminent or declared acceleration and default, we might have to do so on an expedited basis, which might further jeopardize our ability to successfully refinance or obtain capital. In the event we fail in any of the efforts described in the preceding sentences, our business may materially suffer or even cease operations.

If the holders of our Series B Preferred Stock were to redeem their shares, we may not be able to pay the redemption price.

On September 25, 2020, the Company issued 1,586,620 shares of Series B Preferred Stock. To the extent not previously converted into the Company’s Class A common stock, the outstanding shares of Series B Preferred Stock are redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024, upon 30 days prior written notice from the holders, for a redemption price, payable in cash, of $10.00 per share being redeemed plus all accrued and unpaid dividends on such redeemed shares. If all unconverted shares of Series B Preferred Stock were redeemed on September 30, 2024, the total amount payable by the Company would be $15.9 million.

If the holders of Series B Preferred Stock were to give notice of redemption, there is no guarantee that the Company would be able to satisfy the redemption price. Assuming it were unable to, the Company might have to seek additional capital (including through the incurrence of additional indebtedness, issuance of securities or sale of assets outside the ordinary course). There is no guarantee that the Company would be able to obtain such additional capital on acceptable terms, or at all. Moreover, redemption of the Series B Preferred Stock might cause a default under the Credit Agreement, and efforts to satisfy it might be effectively prohibited by covenants under the Credit Agreement.

The Company’s failure to be able to timely satisfy any redemption of the Series B Preferred Stock, and other follow-on consequences of such failure, could materially negative affect the Company, including jeopardizing its ability to continue as a going concern.

The Company’s Series C Preferred Stock is subject to redemption by the holder starting January 1, 2026, so it is possible the risk of a non-payable redemption price could increase in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Waiver to the Credit Agreement

On November 14, 2024, the Company Company obtained a waiver for the Credit Agreement (the “November 2024 Waiver”) from Whitehawk Capital Partners LP, as collateral agent (the “Collateral Agent”), and Whitehawk Finance LLC (the “Lender”). The waiver further amends the Credit Agreement, originally entered into on December 31, 2021, as amended on April 4, 2022, June 21, 2022, April 24,2023, June 26, 2023, March 14, 2024, and August 12, 2024 between the Company and all of its direct and indirect subsidiaries, the Collateral Agent, and the Lender.

Pursuant to the November 2024 Waiver, the Lender has agreed to waive any events of default that may have arisen directly as a result of (i) the Financial Covenant Default (as defined in the November 2024 Waiver) at September 30, 2024 and (ii) the Borrowing Base Default (as defined in the November 2024 Waiver) for the month ended October 31, 2024. In conjunction with obtaining the waiver, the Company paid down approximately $1.1 million under the Credit Agreement, inclusive of $60 thousand of prepayment penalties.

The foregoing description of the November 2024 Waiver does not purport to be complete and is qualified in its entirety by reference to the full text of the November 2024 Waiver, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
10.1
Seventh Amendment and Waiver to Credit Agreement, dated August 12, 2024, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC (incorporated by reference to exhibit 10.3 to the Quarterly Report on Form 10-Q filed August 13, 2024)

10.2*	Waiver to Credit Agreement, dated November 14, 2024, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOXLIGHT CORPORATION

November 14, 2024	By:	/s/ Dale Strang
Dale Strang
Chief Executive Officer

November 14, 2024	By:	/s/ Greg Wiggins
Greg Wiggins
Chief Financial Officer (Principal Financial and Accounting Officer)