Form 10-K
period 2024-12-31
Boxlight Corp
filed 2025-03-28
CIK 1624512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
2750 Premiere Pkwy #900
Duluth, Georgia 30097
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (678) 367-0809
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	BOXL	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,659,393.
The number of shares outstanding of the registrant’s common stock on March 24, 2025 was 2,228,488.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to certain portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of the Stockholders, which will be filed within 120 days of December 31, 2024.

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
•our ability to continue to operate as a going concern;
•our ability to maintain a listing of our Class A common stock on Nasdaq Capital Market;
•our ability to comply with certain covenants, minimum liquidity and borrowing base requirements under our existing credit agreement, or in the alternative, to continue to obtain forbearances or waivers from the lender thereunder;
•our ability to pay the redemption price of our outstanding Series B Preferred Stock and Series C Preferred Stock in the event the holders thereof were to opt to cause the Company to redeem the Series B Preferred Stock or Series C Preferred Stock;
•our indebtedness, a substantial amount of which is bearing interest at a variable rate;
•our history of operating losses;
•our ability to raise additional capital;
•changes in the sales of our display products;
•changes in U.S. administrative policy, including the imposition of or increases in tariffs, changes to existing trade agreements and any resulting changes in international trade relations, such as trade wars;
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
•war, terrorism, other acts of violence, or potential effects of future epidemics, pandemics, or other health crises;
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
•patents or other intellectual property rights necessary to protect our proprietary technology and business;
•assertions against us relating to intellectual property rights;
•our ability to anticipate consumer preferences and successfully develop attractive products;
•our ability to develop, implement and maintain an effective system of internal control over financial reporting;
•our possible or assumed future results of operations;
•our ability to attract and retain customers;
•our ability to sell additional products and services to customers;
•our cash needs and financing plans;
•our potential growth opportunities;
•expected technological advances by us or by third parties and our ability to leverage them;
•the effects of future regulation;
•our ability to protect or monetize our intellectual property; and

•other risks described under the heading "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K, as there may be updated from time to time in subsequent documents that we file with the Security and Exchange Commission.
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

PART I
ITEM 1. BUSINESS
We are a technology company that develops, sells and services interactive solutions predominantly for the global education market, but also for the corporate and government sectors. We are seeking to become a worldwide leading innovator and integrator of interactive products and software solutions and improve collaboration and effective communication in meeting environments. We currently design, produce and distribute interactive technologies including our interactive and non-interactive flat-panel displays, LED video walls, media players, classroom audio and campus communication, cameras and other peripherals for the education market and non-interactive solutions including flat-panels, LED video walls and digital signage for the Enterprise market. We also distribute science, technology, engineering and math (or “STEM”) products, including our 3D printing and robotics solutions, and our portable science lab. All products are integrated into our classroom software suite that provides tools for whole class learning, assessment and collaboration. In addition, we offer professional training services related to our technology to our U.S. educational customers. To date, we have generated the majority of our revenue in the U.S. and internationally from the sale of interactive displays and related software to the educational market. We have sold our solutions into more than 70 countries and into more than 1.5 million classrooms and meeting spaces. We sell our products and software through more than 1,000 global reseller partners. We are confident we offer the most comprehensive and integrated line of interactive display solutions, audio products, peripherals and accessories, software and professional development for schools and enterprises on the market today. The majority of our products are backed by nearly 40 years of research and development. Our website address is https://boxlight.com. Information available on our website is not a part of, and is not incorporated into, this Annual Report.
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
We pride ourselves in providing industry-leading service and support and have received numerous product awards:
•In 2024, Boxlight received multiple awards from various industry events and publications. Three of Boxlight's solutions were recognized as Best of 2023 by Tech & Learning, receiving a total of six awards. TIME, in collaboration with Statista, recognized Boxlight as ranking as one of the World’s Top 250 EdTech companies of 2024. Boxlight's brands were also awarded eight product and innovation awards at the ISTELive 2024 conference for UNITY, Robo E4 and E4 Pro 3D printers, Xploris, Clevertouch Impact Lux, Clevertouch Impact Max, MimioPro 4, MimioWall, and MimioDS Series. In addition, Boxlight won multiple awards within the primary and secondary education categories from Tech & Learning Awards of Excellence: Back to School 2024. Finally, the Clevertouch EDGE interactive display received the Pro AV Best in Market Award within the AV technology category.
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

Our Company
Boxlight Corporation was incorporated in Nevada on September 18, 2014 for the purpose of acquiring technology companies that sell interactive products into the education market. As of the date of this Annual Report, we have four subsidiaries, consisting of Boxlight Inc., a Washington State corporation, Sahara Holdings Limited, an England and Wales corporation ("Sahara"), Boxlight Latinoamerica, S.A. DE C.V. (“BLS”) and Boxlight Latinoamerica Servicios, S.A. DE C.V., (“BLA”). Both BLS and BLA are incorporated in Mexico and are currently inactive. Our Sahara Holdings Limited subsidiary has eight directly and indirectly owned subsidiaries located in the United States, the United Kingdom, the Netherlands, Belgium, Sweden, Finland and Germany, and our subsidiary Boxlight Inc., in turn, has six directly and indirectly owned subsidiaries located in the United States, Australia, Northern Ireland, Canada and Denmark.
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
On September 24, 2020, we acquired Sahara, a leader in distributed AV products and a manufacturer of multi-award-winning touchscreens and digital signage products, including the globally renowned Clevertouch brand. Headquartered in the United Kingdom, Sahara and its subsidiaries have a strong presence in the Europe, Middle East and Africa ("EMEA") interactive flat-panel display (IFPD) market selling into education, health, government, military and corporate sectors.
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
On June 22, 2018, we acquired Qwizdom, Inc. and its subsidiary Qwizdom UK Limited (together, the “Qwizdom Companies”). The Qwizdom Companies develop software and hardware solutions that are quick to implement and designed to increase participation, provide immediate data feedback, and, most importantly, accelerate and improve comprehension and learning. Qwizdom delivers products in more than 40 languages to customers around the world through a network of partners.
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
On April 1, 2016, we acquired Mimio LLC, a Delaware limited liability company (“Mimio”). Mimio designs, produces and distributes a broad range of Interactive Classroom Technology products primarily targeted at the global K-12 education market. Mimio’s core products include interactive projectors, interactive flat-panel displays, interactive touch projectors, touch boards and MimioTeach, which can turn any whiteboard interactive within 30 seconds. Mimio’s product line also includes an accessory document camera, teacher pad for remote control and an assessment system. Manufacturing is by ODMs and OEMs in Taiwan and Mainland China. Mimio products have been deployed in over 600,000 classrooms and dozens of countries. Mimio’s software is provided in over 30 languages. Effective October 1, 2016, Mimio was merged into our Boxlight Inc. subsidiary.

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
The K-12 education sector represents one of the largest industry segments. The U.S. sector is comprised of approximately 15,600 public school districts across 50 states and 132,000 public and private elementary and secondary schools, and worldwide classrooms counts of 43 million. In addition to its size, the U.S. and certain EMEA K-12 education markets are highly decentralized and are characterized by complex content adoption processes. We believe this market structure underscores the importance of scale and industry relationships and the need for broad, diverse coverage across states, districts and schools. Even while we believe certain initiatives in the education sector, such as the Common Core State Standards, a set of shared math and literacy standards benchmarked to international standards, have increased standardization in K-12 education content, we believe significant state standard specific customization still exists, and we believe the need to address customization provides an ongoing need for companies in the sector to maintain relationships with individual state and district policymakers and expertise in state-varying academic standards.
According to a December 2024 report by FutureSource Consulting Ltd.("Futuresource"), the U.S. display market is expected to reach $40 billion by 2028. While the education sector has historically represented the majority of displays sold, growth in the corporate sector continue to outpace the education sector with sales to the corporate sector expected to reach approximately 19% of the global display market in 2027. We believe the growth in both the education and corporate sectors provides the Company with significant growth opportunities. In addition, the display market is highly fragmented allowing the Company to position itself for increased market share in each of these sectors.
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
The U.S. K-12 education services and technology market has experienced significant growth in recent years, driven by increased adoption of digital learning tools and technologies. According to Custom Market Insights (CMI), the US K12 Education Market size was estimated at USD 3 Billion in 2021 and is expected to hit around USD 25 Billion by 2030, poised to grow at a compound annual growth rate (CAGR) of 27% from 2022 to 2030.
HolonIQ reported in the Global EdTech Venture Capital Report that there has been approximately $32 billion in venture capital investment in the education/technology sector in the last decade (approximately 33% within the US) and predicts nearly triple that investment through 2030. Further, the report estimates that the global “expenditure on education and training from governments, parents, individuals and corporates continues to grow to historic levels and is expected to reach USD $10 trillion by 2030.”

According to Research and Markets, the School Assessment Tools Market grew from $10.44 billion in 2023 to $11.38 billion in 2024. It is expected to continue growing at a CAGR of 10.07%, reaching $20.44 billion by 2030. These tools include standardized tests, online quizzes, adaptive learning platforms, formative and summative assessment software, and analytical dashboards.
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
Growth in the E-learning Market
According to the “E-learning Market – Global Outlook and Forecast 2024-2029,” the E-learning Market was valued at $250 Billion in 2023, and is expected to reach $490.2 Billion by 2029, rising at a compound annual growth rate of 11.89%, indicating significant growth opportunities in the next five years. Further, the need for skill development, cost efficiency, technological innovations, corporate investment, and employee retention fuels the rising demand for e-learning training. While the growth prospects of the e-learning market remain stable, the rise of efficient sub-segments is changing the learning and training landscape gradually.
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
Our Portfolio of Products
We currently offer products within the following categories:
•Front-of-Class Display (Mimio and Clevertouch brands)
•Digital Signage Displays (Mimio and Clevertouch brands)
•FrontRow Classroom Audio and IP-based school-wide communication systems for bells, paging, intercom, and alerting
•STEM
•Educational Software & Content (MyClass, Mimio Connect, LYNK Whiteboard, OKTOPUS, MimioStudio)
•Peripherals and Accessories
•Professional Development
The Boxlight portfolio of solutions is designed to create dynamic teaching, learning, and presentation experiences. When integrated, our innovative solutions provide an opportunity for a holistic approach to in-person or virtual learning experiences, meetings and professional learning, campus wide communications, emergency alerts, or any situation where presentation, interaction, or engagement occurs.

Front-of-Class Display Category
Boxlight offers a choice of Interactive Flat-Panel Displays (IFPD), Interactive Whiteboards (IWB), and Non-Interactive Flat-Panel Displays. Each comes with licensed copies of our software, access to prepared content and includes Professional Development modules. These present upsell opportunities for our software and Professional Development modules.
Clevertouch Max 2 – Empowering Legacy and New Users for Seamless Collaboration
The Clevertouch Max 2 is a powerful interactive display designed to elevate the classroom experience. Incorporating the latest touchscreen technology, the Max 2 offers full compatibility with both legacy Clevertouch and Mimio systems, facilitating seamless transitions and cross-platform collaborations. It brings an interactive, intuitive experience, enhancing learning and teaching for all users. Available in sizes 65", 75", and 86", the Max 2 offers superior functionality, featuring up to 40 touch points, allowing multiple users to interact at once. With ultra-responsive touch technology, the Clevertouch Max 2 delivers precision and smooth gesture control. The high-accuracy IR touch frame ensures that every tap, swipe, and scribble is captured accurately, whether writing with the digital pen or navigating through content. For users familiar with legacy Clevertouch or Mimio systems, the Max 2 integrates smoothly with your existing setup, eliminating the learning curve.
Clevertouch Lux – Empowering the Connected Classroom
The Clevertouch Lux is a cutting-edge UHD HDR touchscreen display designed to enhance learning environments. Featuring advanced functionality and intuitive capabilities, the Clevertouch Lux delivers an interactive experience that promotes collaboration, engagement, and effective learning. Available in sizes 65”, 75”, and 86”, the Lux model supports up to 40 touch points, enabling seamless interaction among multiple users simultaneously. Its digital passive pen and eraser offer natural writing and erasing capabilities, while its high precision IR touch frame technology ensures optimal responsiveness for both writing and gesture control. A key strength of the Clevertouch Lux is its user-friendly design, which integrates seamlessly with Windows Ink-compliant applications, such as Office 365, enabling users to draw and annotate without navigating through software menus. The Lux also features a custom Android 13 based operating system, optimized for a large touchscreen interface, making it easy for educators to access and manage tools and resources.
Clevertouch Edge – Revolutionizing Collaboration in Conference Rooms and Meeting Spaces
The Clevertouch Edge is a cutting-edge interactive display specifically designed for conference rooms and meeting spaces, providing enhanced collaboration and productivity in professional environments. Featuring a sleek design and powerful capabilities, the Clevertouch Edge offers seamless integration with existing conference systems, thereby enhancing every meeting, presentation, and brainstorming session. Equipped with a built-in 4K camera featuring advanced tracking capabilities, the Clevertouch Edge ensures clear visibility of each speaker maintaining focus on the appropriate individual during virtual meetings. This intelligent tracking technology dynamically adjusts as participants move, enhancing the natural flow of virtual interactions and fostering a more engaging experience. Whether used for presentations or discussions, the camera delivers a professional, high-quality experience for all participants.
Featuring In Glass technology, the Clevertouch Edge delivers exceptional responsiveness, providing users with a seamless, interactive experience ideal for collaborative meetings. The intuitive touch interface is enhanced by hotkeys etched directly into the glass, enabling faster navigation without the need for an external control device. These tactile shortcuts offer immediate access to key functions, improving the flow of meetings and allowing users to remain focused without interruption.
The Clevertouch Edge offers versatility with multiple connectivity options to meet various needs. It can be paired with OPS PCs, enabling users to extend the functionality of the display through the added processing power of a dedicated PC. Additionally, the Clevertouch Edge integrates effortlessly with existing conference room systems, ensuring seamless interoperability with video conferencing tools, room control systems, and specialized hardware. This integration simplifies the meeting experience for both IT staff and end-users, ensuring smooth operation across all platforms.
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

Unplug'd

Unplug'd enables users to share their screen and connect from any device via the Unplug'd app. The platform supports up to 50 devices connecting to a "Boxlight/Mimio/Clevertouch" screen and share content – images, video, and audio with touch-back for two-way control. Users can not only share their screen to the display but can also mirror the display to student devices. The presenter has full control over what is shared and can show up to 16 device screens simultaneously, increasing collaboration and participation within every session. For those in environments that do not support app installation, Unplug'd supports screen sharing and mirroring via a browser to allow connectivity for all users.
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
Clevertouch CM Series Non-Interactive Display
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
Cleverhub – Empowering Educational Spaces with Seamless Upgrades
The Cleverhub is a standalone device designed to offer educational institutions an easy and effective way to upgrade their existing legacy systems. With schools, universities, and classrooms increasingly relying on modern technology for interactive learning, the Cleverhub provides a simple solution to enhance collaboration without the need for a full infrastructure overhaul.

The Cleverhub transforms your educational environment by bridging the gap between old and new technologies. This easy-to-install device brings powerful tools to your existing setup, helping educators and students collaborate more efficiently, engage in virtual learning, and share content seamlessly. With Cleverhub, educational institutions can quickly transition to the later versions of our software and tools, ensuring that both teachers and students benefit from a modern learning experience.
Designed with simplicity in mind, the Cleverhub works effortlessly with legacy equipment to introduce new capabilities like interactive content sharing and more. It’s the perfect solution for schools looking to modernize their teaching spaces without the hefty cost of replacing all their equipment.
Clevertouch PICO MK5
PICO MK 5 is a mid-range media player with 24/7 playout capability, WIFI connectivity, and is designed for multimedia-zoned presentations with text, images, videos, posters, RSS Feeds, social media content, and audio. The PICO MK 5 is designed to be a companion to CleverLive Digital Signage software offering the expansion of signage on 3rd party display products.
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
Unity
UNITY™ is an advanced campus communication and classroom audio solution designed to enhance school safety, improve communication, and create an optimal learning environment. Tailored for seamless integration, UNITY combines classroom audio with campus-wide communication features, offering a scalable solution for both single classrooms and entire school districts. An audio hub in the classroom that can be mounted almost anywhere, UNITY delivers crystal-clear sound reinforcement through microphones, speakers, and audio distribution technology, while also enabling instant communication via paging, intercom, and emergency alerts.
UNITY’s integration with Conductor™ campus communication software allows administrators to manage bells, announcements, and alerts from any device, streamlining campus operations. This system also supports FrontRow’s ELEVATE digital RF wireless microphone technologies, ensuring exceptional audio clarity and reliability. Additionally, the ELEVATE teacher microphone doubles as a wearable alert device, enabling staff to discreetly signal emergencies and enhance school safety. UNITY is the only solution in the classroom audio market to support an in-field upgradable control faceplate with vertical and horizontal orientations, support for remote POE++ power, built-in Bluetooth, customizable mic Action buttons, and a unique ClassLight for visual alert signaling.
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
Robo3D
Robo E4, and the Robo E4 Pro are smart, safe, and simple 3D printers that come with access to over 300+ lessons of 3D printable STEM curriculum, replacement materials and accessories.
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

MimioView document camera
Boxlight’s MimioView 350U is a 4K document camera that is integrated with MimioStudio software to make the combination easy to use with a single cable connection that carries power, video, and control. MimioView 350U is fully integrated into our MimioStudio software solution and is controlled through MimioStudio’s applications menu. With two clicks, the teacher or user can turn on, auto-focus, and illuminate the included LED lights for smooth high-definition images.
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
MyClass Student Engagement Platform
MyClass is an online student engagement platform that combines innovative lesson building and instructional tools to create an active learning environment. Teachers can create interactive content and assessments from scratch, import existing lessons and content, or draw from 10,000+ premade digital lessons in the lesson library. Built-in tools for collaboration, instant polling, assessment, student monitoring and management, making teaching and discussion more impactful. Other modes extend usage outside of the classroom, allowing students to complete homework or review daily lessons at their own pace. MyClass also integrates deeply with all the major LMS (Learning Management System). Users can sign in and access assignments through their LMS, use existing rosters, and pass data back to the LMS. MyClass helps teachers and students connect, collaborate, and learn more effectively from anywhere, making it a perfect solution for inside and outside the classroom. A MyClass Classroom license (lifetime) and MyClass Pro license (1 year) accompanies all front-of-classroom Boxlight displays.
LYNX
LYNX Whiteboard is a free-to-use lesson building solution, enabling student collaboration and allowing teachers to bring vibrancy to their lessons with a built-in media search. In addition, LYNX Whiteboard provides searchable images, GIFs and videos, allowing users to drag content into whiteboard presentations, all in a safe search enabled environment. With the Lynx AI lesson builder, instructors can quickly and easily create lessons and content. With teacher favorites, such as Rainbow Pen and Spotlight included, as well as interactive learning tools, LYNX Whiteboard is packed with features to make lessons flow seamlessly.
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
Integration Strategy
We are in the process of centralizing our business management for all acquisitions through an enterprise resource planning (ERP) system which offers streamlined subsidiary integration utilizing a multi-currency platform. We have strengthened and refined the process to drive front-line sales forecasting to factory production. Through the ERP system, we have synchronized five separate accounting and customer relationship management systems through a cloud-based interface to improve inter-company information sharing and allow the management of the Company to have immediate access to snapshots of the performance of each of our subsidiaries in a common currency. As we grow, organically or through acquisition, we plan to quickly integrate each subsidiary or division into the Company to allow for clearer and earlier visibility of performance to enable timely and effective business decisions.
Logistics (Suppliers)
Logistics is currently provided in the US by our Duluth, Georgia facility and internationally by the Sahara team in London. Together these teams manage multiple third-party logistics partners throughout the world (3PL’s). These 3PL partners allow Boxlight to provide affordable freight routes and shorter delivery times to our customers by providing on-hand inventory in localized markets. Contract manufacturing for Boxlight products is through original design manufacturer (ODM) and original equipment manufacturer (OEM) partners according to Boxlight’s specific engineering requirements and utilizing IP developed and owned by Boxlight. Boxlight’s factories for ODM and OEM are located in the USA, Taiwan, Mainland China, Germany, and Turkey.
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
Sales and Marketing
Our sales and marketing force consists of 38 account managers in EMEA including a sales director, 26 regional account managers in the U.S. including two Vice Presidents of Sales, three sales heads based in Canada, one in Australia, and one in Latin America. Our marketing team consists of a senior manager of marketing in EMEA, a senior manager of marketing in the U.S., three marketing specialists, an education specialist, and a graphic designer. Our sales force and marketing teams primarily drive sales of all Boxlight products (including our Mimio, Clevertouch, FrontRow and EOS brands) throughout North, Central and South America, Europe, the Middle East and Asia. In addition, we go to market through an indirect channel distribution model and utilize traditional value-added resellers and support them with training to become knowledgeable about the products we sell. We currently have approximately 1,000 resellers, worldwide.
We believe we offer the most comprehensive integrated product portfolio in today’s education technology industry, along with best-in-class service and technical support. Our award-winning, interactive classroom technology and easy to use line of classroom hardware and software solutions provide schools and districts with the most complete line of innovative progressive, integrated classroom technologies available worldwide.
We are also developing our Corporate, Higher Education and Government solutions and will have separate sales teams in both the U.S. and in other countries focused on these areas. Our expectation is that over time, opportunities in these areas will expand to be as large or potentially larger than our K-12 Education business.
Competition
The interactive education industry is highly competitive and characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of interactive flat-panels and interactive whiteboards. Interactive displays, since the time they were first introduced, have evolved from a high-cost technology that involves multiple components requiring professional installers, to a one-piece technology that is available at increasingly reduced-price points and affords simple installations. With lowered technology entry barriers, we face heated competition from other interactive display developers, manufacturers and distributors. We compete with other developers, manufacturers and distributors of interactive displays and personal computer technologies, tablets, television screens and smart phones, such as SMART Technologies, Promethean, ViewSonic, Newline, Samsung, Panasonic and ClearTouch.
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
Employees
As of December 31, 2024, we had the following distribution of employees:

Operations	67
Sales & Marketing	70
Administration	22
Total	159
The majority of our employees are full-time employees. None of our employees are represented by labor organizations. We consider our relationship with our employees to be excellent. A majority of our employees have entered into non-disclosure and non-competition agreements with us or our operating subsidiaries.
Credit Agreement
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
In conjunction with its receipt of the Initial Loan, the Company issued to the Lender (i) 13,205 shares of Class A common stock (the “Shares”), which Shares were registered pursuant to our existing shelf registration statement and were delivered to the Lender in January 2022, (ii) a warrant to purchase 51,083 shares of Class A common stock (subject to increase to the extent of 3% of any Series B and Series C convertible preferred stock converted into Class A common stock), exercisable at $80.00 per share (the “Warrant”), which Warrant may be subject to repricing on March 31, 2022 based on the arithmetic volume weighted average prices for the 30 trading days prior to March 31, 2022, in the event our stock is then trading below $80.00 per share, (iii) a 3% fee of $1,800,000 and (iv) a $500,000 original issue discount. In addition, the Company agreed to register for resale the shares issuable upon exercise of the Warrant. The Company also incurred agency fees, legal fees and other costs in connection with the execution of the Credit Agreement. Based on the arithmetic volume weighted average prices of the Company’s Class A common stock for the 30 trading days prior to March 31, 2022, the exercise price of the Warrant was reduced to $47.60 per share and the shares increased to 85,853. On July 22, 2022, the Company entered into a Securities Purchase Agreement with an accredited institutional investor. According to the terms of the Credit Agreement, this purchase agreement triggered a reduction of the exercise price of the Warrants. The Warrants were repriced to $44.00, and shares increased to 92,877.

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

On April 19, 2024, the Company entered into a sixth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Sixth Amendment”). The Sixth Amendment provided the Company with an additional $2 million working capital bridge loan in April 2024, and an additional $3 million working capital bridge loan in June 2024, of which $2 million was advanced to the Company. The Company was required to pay a fee equal to 6% of the aggregate amount of borrowings under the Sixth Amendment (i.e. $4.0 million). Both working capital bridge loans, including the related fee were paid in full by November 2024, and were not subject to prepayment penalties.

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

On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan and (ii) waive any events of default that may have arisen as a result of the Company’s failure to (A) maintain the required ratio of indebtedness to adjusted EBITDA (defined more specifically as the “Senior Leverage Ratio” in the Credit Agreement) for the periods ended December 31, 2024 and March 31, 2025 and (B) maintain a value of specified assets in excess of certain borrowings (defined more specifically as a “Borrowing Base” in the Credit Agreement) for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. In addition, no payments were required to be made by the Company to pay down the borrowing base defaults for December 2024, January 2025 and February 2025. The Company is required to pay a fee equal to 6% of the working capital bridge loan under the Eighth Amendment. The bridge loan, including the related fee, is due and payable in full on August 31, 2025, and is not subject to prepayment penalties.

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
•our ability to continue to operate as a going concern;
•our ability to maintain a listing of our Class A common stock on Nasdaq Capital Market;
•our ability to comply with certain covenants, minimum liquidity and borrowing base requirements under our existing credit agreement, or in the alternative, to continue to obtain forbearances or waivers from the lender thereunder;
•our ability to pay the redemption price of our outstanding Series B Preferred Stock and Series C Preferred Stock in the event the holders thereof were to opt to cause the Company to redeem the Series B Preferred Stock or Series C Preferred Stock;
•our indebtedness, a substantial amount of which is bearing interest at a variable rate;

•our history of operating losses;
•our ability to raise additional capital;
•changes in the sales of our display products;
•changes in U.S. administrative policy, including the imposition of or increases in tariffs, changes to existing trade agreements and any resulting changes in international trade relations, such as trade wars;
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
•our inability to successfully complete or manage strategic restructuring;
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
•patents or other intellectual property rights necessary to protect our proprietary technology and business;
•assertions against us relating to intellectual property rights;
•our inability to predict or anticipate the duration or adapt to the long-term economic and business consequences of a global pandemic;
•our inability to predict or adapt to the unstable market and economic conditions of the global economy;
•our ability to continue to attract and retain customers;
•our ability to sell additional products and services to customers;
•our ability to raise funds in a timely fashion and successfully manage cash flow needs and financing plans;
•our ability to anticipate consumer preferences and successfully develop attractive products; and
•our ability to develop, implement and maintain an effective system of internal control over financial reporting.
Risks Related to Our Business, Operations and Financial Condition
We have not complied with certain covenants, minimum liquidity and borrowing base requirements under the Credit Agreement and this could cause us to be unable to continue to operate as a going concern.
As of December 31, 2024, we owed $37.6 million to the Lender under our Credit Agreement. As previously discussed, we have been unable to comply with certain covenants under our Credit Agreement with the Lender. Although, to date, we have been successful in obtaining waivers with respect to these matters and avoid defaults under the agreement, there can be no assurance that the lender will not declare an event of default and accelerate all of our obligations under the Credit Agreement in the event we are unable to get into full compliance with these covenants in the future.

Most recently, we were not in compliance with (i) the Senior Leverage Ratio financial covenant under the Credit Agreement at December 31, 2024, and believe we will not be in compliance with this covenant at March 31, 2025 and (ii) our borrowing base covenant under the Credit Agreement at December 31, 2024, January 31, 2024 and February 28, 2025. Because of the significant decreases in the required Senior Leverage Ratio that have occurred within the past 15 months, our current forecast projects that we may not be able to maintain compliance with this ratio. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

In view of these matters, continuation as a going concern is dependent upon our ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio, borrowing base requirements or any other covenants or requirements under the Credit Agreement, or refinance our Credit Agreement with a different lender. Furthermore, in the event the Lender refuses to grant waivers to avoid a future default, the Lender might accelerate our obligations under the Credit Agreement. In order to satisfy such obligations, we would similarly have to refinance our obligations or seek additional capital, which we might not be able to do on acceptable terms or on a timely basis, or at all. Our ability to refinance our existing debt is based upon credit markets and economic forces that are outside of our control. There can be no assurance that we will be successful in refinancing our debt or raising additional capital, whether on acceptable terms, or on a timely basis, or at all. Furthermore, if we were attempting to refinance our obligations or raise capital in response to an imminent or declared acceleration and default, we might have to do so on an expedited basis, which might further jeopardize our ability to successfully refinance or obtain capital. In the event we fail in any of the efforts described in the preceding sentences, our business may materially suffer or even cease operations.

Additionally, as we have previously disclosed, there is substantial doubt about our ability to continue as a going concern.
We have a substantial amount of indebtedness bearing interest at a variable rate, which may adversely affect our cash flow and our ability to operate our business.
We have a significant amount of indebtedness. As of December 31, 2024, we have approximately $38 million of indebtedness outstanding, all of which is secured. Our substantial amount of indebtedness could have important consequences. For example, it could:
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
•limit our ability to service our indebtedness; or
•limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or general corporate purposes.
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
If the holders of our Series B Preferred Stock or Series C Preferred Stock were to redeem their shares, we may not be able to pay the redemption price.
On September 25, 2020, we issued 1,586,620 shares of Series B Preferred Stock and 1,320,850 shares of Series C Preferred Stock. To the extent not previously converted into our Class A common stock, the outstanding shares of Series B Preferred Stock and Series C Preferred Stock were redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 and January 1, 2026 respectively, upon 30 days prior written notice from the holders, for a redemption price, payable in cash, of $10.00 per share being redeemed plus all accrued and unpaid dividends on such redeemed shares. If all unconverted shares of Series B Preferred Stock were redeemed on December 31, 2024, the total amount payable by us would be $15.9 million.
On February 20, 2025, we filed with the Secretary of State of the State of Nevada (i) an Amendment to the Certificate of Designation of its Series B Preferred Stock (the “Series B Amendment”) and (ii) an Amendment to the Certificate of Designation of its Series C Preferred Stock (the “Series C Amendment” and, together with the Series B Amendment, the “Amendments”). Each Amendment was approved by the holders of a majority of the outstanding shares of Series B Preferred Stock or Series C Preferred Stock, as applicable, in accordance with the applicable Certificate of Designation. Pursuant to the Amendments, neither the Series B Preferred Stock nor the Series C Preferred Stock shall be convertible into Class A Common Stock until the earlier of (1) the effectiveness of an amendment to the articles of incorporation of the Company increasing the number of shares of authorized Class A Common Stock to at least 25,000,000 shares (subject to adjustments as set forth therein) and (2) August 19, 2025.
If the holders of Series B Preferred Stock were to give notice of redemption, there is no guarantee that we would be able to satisfy the redemption price. Assuming it were unable to, we might have to seek additional capital (including through the incurrence of additional indebtedness, issuance of securities or sale of assets outside the ordinary course). There is no guarantee that we would be able to obtain such additional capital on acceptable terms, or at all. Moreover, redemption of the Series B Preferred Stock might cause a default under the Credit Agreement, and efforts to satisfy it might be effectively prohibited by covenants under the Credit Agreement.
Our failure to be able to timely satisfy any redemption of the Series B Preferred Stock, and other follow-on consequences of such failure, could materially negative affect us, including jeopardizing our ability to continue as a going concern.
As noted above, our Series C Preferred Stock is subject to redemption by the holder starting January 1, 2026, so it is possible the risk of a non-payable redemption price could increase in the future. If all unconverted shares of Series C Preferred Stock were redeemed on December 31, 2024, the total amount payable by us would be $13.2 million.

Our ability to raise additional capital may be limited by various factors, including doubts as to our ability to continue as a going concern, our substantial indebtedness, the terms of our preferred stock and warrants and potentially limited availability of shares of Class A common stock under our charter.
In order to continue to operate our business, we expect to need to raise additional capital, whether to refinance our outstanding indebtedness, satisfy redemption demands by the holders of our Series B or C Preferred Stock or to fund working capital needs.
Our ability to raise additional capital is based upon equity and credit markets and economic forces that are outside of our control. Because of doubts about our ability to continue as a going concern, our substantial indebtedness and our potential redemption obligations to holders of preferred stock, there can be no assurance that we will be successful in refinancing our debt or raising additional capital, whether on acceptable terms, or at all. Furthermore, if we were attempting to refinance our obligations or raise capital in response to an imminent or declared acceleration and default on our indebtedness or to satisfy preferred stock redemption demands, we might have to do so on an expedited basis, which might further jeopardize our ability to successfully refinance or obtain capital.
Certain terms of the warrant we issued to the lender under our credit agreement may discourage potential equity investors. The warrant was originally issued to the lender in partial consideration for entering into the credit agreement on December 31, 2021. The warrant was originally exercisable for 51,083 shares of Class A common stock at $80.00 per share. Pursuant to the terms of the warrant, based on the Class A common stock price on March 31, 2022, the exercise price per share and shares issuable under the warrant adjusted to $47.60 and 85,853, respectively. Furthermore, under the terms of the warrant, certain subsequent equity issuances at a price per share less than then-effective exercise price per share under the warrant triggers additional adjustments of the exercise price and shares subject to exercise. Pursuant to such adjustments features, an equity issuance in 2022 caused the exercise price per share and shares issuable under the warrant to adjust to $44.00 and 92,877, respectively. Following the Company's equity issuance in February 2025, the exercise price per share and shares issuable under the warrant adjusted to $19.39 and 210,723, respectively. Future equity issuances at a price per share less than $19.39 that are not exempt from the adjustment feature would trigger further adjustments. These features may discourage future equity investors, thus potentially further hampering our capital raising efforts.
In addition, following a private placement offering in February 2025, which included the issuance of 1,323,000 common warrant shares, our number of authorized but unissued shares of Class A common stock remaining under our articles of incorporation would not be sufficient to issue shares should all of the common warrants be exercised. The Company intends to request shareholder approval to increase the number of Class A common shares authorized in 2025; however, there can be no certainty that shareholder approval will be obtained.
In an effort to maintain our Class A common stock's listing with Nasdaq, on February 14, 2025, we conducted a reverse stock split at a ratio of 1-for-5 that also split the authorized but unissued shares, which further exacerbated problems caused by our limited share availability. Furthermore, while we currently intend to seek approval for an amendment to our articles of incorporation at our 2025 annual meeting of stockholders to increase the number of authorized shares of our Class A common stock, we may not be successful in obtaining the approval of the Company’s stockholders to increase that amount. Consequently, the Company may be limited in its ability to raise additional capital through sales of Class A common stock or securities convertible or exercisable into Class A common stock.
In the event we are unable to raise capital in the future in sufficient amounts, on a timely basis or on acceptable terms, our business may materially suffer or even cease operations.
We have incurred net losses, our revenues have been declining and our future profitability is not certain.

For the fiscal years ended December 31, 2024 and 2023, we incurred net losses attributable to common stockholders of $29.6 million and $40.4 million, respectively. Our total revenues declined 23.1% from $176.7 million for the fiscal year ended December 31, 2023 to $135.9 million for the fiscal year ended December 31, 2024. Our operating results for future periods are subject to numerous uncertainties and we cannot be certain that we will be profitable or that we will not experience further substantial losses in the future. If we are not able to increase revenue and reduce our costs or otherwise improve our margins, we may not be able to achieve profitability in future periods and our business, financial condition, results of operations and cash flows may be adversely affected.
Unfavorable global economic or political conditions, including the ongoing conflicts between Russia and Ukraine, and Israel and Hamas may adversely affect our business, financial condition, or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. Increased or new restrictions on international trade, such as tariffs, can adversely affect the Company’s operations and supply chain and limit the Company’s ability to offer and sell its products and services to customers. The U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine.
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
War, terrorism, other acts of violence, natural disasters, changing weather conditions, changing circumstances related to potential effects of future epidemics, pandemics, or other health crises, are unpredictable and could adversely affect our business operations and the market for our products.
War, terrorism, other acts of violence or natural or man-made disasters, changing weather conditions, or any epidemic, global pandemic, or other health crises, may affect the markets in which we operate, our customers, our delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial conditions.
Our business may be adversely affected by instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters or changing weather conditions, including famine, food, fire, earthquake, storm, hurricane, epidemic, pandemic events or other health crises. Such events may cause customers to suspend their decisions on using our products and services, make it impossible to attend or sponsor trade shows or other conferences in which our products and services are presented to customers and potential customers, cause restrictions, postponements and cancellations of events that attract large crowds and public gatherings such as trade shows at which we have historically presented our products, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with purchases of goods or services, commitments to develop new products. These events also pose significant risks to our personnel and to physical facilities, transportation and operations, which could materially adversely affect our financial results.
With any such future events or circumstances, there may be a risk related to modification of the traditional classroom setting, similar to what occurred during 2020 to 2021 during the COVID-19 pandemic when many classrooms were all virtual, that may result in reduced demand for our classroom solutions, including reduced demand for our interactive displays due to extended or indefinite distance and digital learning.
There is also a risk of reduced borrowing with our factoring and purchase order financing facilities, as well as the risk of inability to raise additional capital.
We generate a substantial portion of our revenue from the sale of our display products, and any significant reduction in sales of these products would materially harm our business.
For the year ended December 31, 2024, we generated approximately 73% of our revenues from sales of our interactive display products, consisting of interactive flat-panels and whiteboards. A decrease in demand for our interactive displays would significantly reduce our revenue. If any of our competitors introduces attractive alternatives to our interactive displays, we could experience a significant decrease in sales as customers migrate to those alternative products.

Changes in U.S. administrative policy, including the imposition of or increases in tariffs, changes to existing trade agreements and any resulting changes in international trade relations, such as trade wars, may have a material adverse impact on impact on our business, results of operations, or financial condition.

In January 2025, the global tariff landscape began to quickly change with the U.S. implementing new and/or increased tariffs on various foreign countries, either generally or with respect to certain products. Certain foreign countries have, and may continue to, change their tariff policies in response to changes in the U.S. tariff policy. Sales outside the US represented 55% of our revenues for the year ended December 31, 2024. In addition, we acquire certain products from OEMs that are manufactured in countries that may be subject to new or increased tariffs, including China. In addition, tariffs could increase the costs of components for note which products that we sell and have the potential to disrupt existing supply chains. An increase in the costs of the goods that we sell could make them less affordable for customers, which would negatively impact customer demand and have a material adverse impact on our business, results of operations, or financial condition. It is uncertain whether our OEMs in those countries will pass through increased costs to us, which would result in a negative impact on our business, results of operations, or financial conditions. It is impossible to predict with any certainty the effects that any new tariffs may ultimately have on our industry or our financial condition.
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
The market for interactive learning and collaboration solutions is still emerging and evolving. It is characterized by rapid technological change and frequent new product introductions, many of which may compete with, be considered as alternatives to or replace our interactive displays. For example, significant sales of tablet computers by competitors to school districts in the U.S. whose technology budgets could otherwise have been used to purchase interactive displays continue to increase. Accordingly, our future success will depend upon our ability to enhance our products and to develop, introduce and sell new technologies and products offering enhanced performance and functionality at competitive prices and in a timely manner.
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
The majority of our revenue has been derived from sales to the education market. Our business strategy contemplates expanding our sales in both the education market, as well as the business and government training sectors. However, to date, there has been limited adoption of interactive displays and collaboration solutions in the business and government market, and these solutions may fail to achieve wide acceptance in this market. Successful expansion into the business and government markets will require us to augment and develop new distribution and reseller relationships, and we may not be successful in developing those relationships. In addition, widespread acceptance of our interactive solutions may not occur due to lack of familiarity with how our products work, the perception that our products are difficult to use and a lack of appreciation of the contribution they can make in the business and government markets. In addition, the Boxlight brands are less recognized in these markets as compared to the education market. A key part of our strategy to grow in the business and government market is to develop strategic alliances with companies in the unified communications and collaboration sector, and there can be no assurance that these alliances will help us to successfully grow our sales in this market.
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
We may be unable to successfully complete or manage strategic restructuring to our brand
We continue to position our organization for future growth through the alignment of our brand strategy. Based on the long-term outlook of the industry, we believe our recent initiatives to streamline our brands and unify our go-to-market message will position the Company for further success. However, changes to our brand strategy could negatively impact future revenues if not completed successfully.
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
Our customers include primary and secondary schools, colleges, universities, other education providers and, to a lesser extent, government agencies, each of which depends heavily on government funding. Epidemics, pandemics, and other health crises, such as the COVID-19 pandemic, can result in economic recession that could cause a substantial disruption in, decrease or stagnation of, spending and budget priorities for government funding of schools, colleges, universities and other education providers and government agencies. The economy had only recently experienced a similar disruption from the worldwide recession of 2008 and subsequent sovereign debt and global financial crisis, which resulted in substantial declines in the revenues and fiscal capacity of many national, federal, state, provincial and local governments. If our products are not a high priority expenditure for such institutions, or if such institutions allocate expenditures to substitute alternative technologies, we could lose revenue.

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
Sales outside the US represented 55% of our revenues for the year ended December 31, 2024. We have committed, and may continue to commit, significant resources to our international operations and sales and marketing activities.
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
Our reporting currency is the U.S. dollar. Sahara consolidates results using the British pound (with principal functional currencies in British pound, Euro and U.S. dollar) and Boxlight Latin America uses the Mexican Peso as functional currency to report revenue and expenses. As a result, we will be exposed to foreign exchange rate fluctuations when we translate the financial statements of our group companies into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of any of the group companies' financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we may have certain monetary assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. To the extent the U.S. dollar strengthens or weakens against the certain foreign currencies then the translation of foreign currency denominated transactions will result in a change to reported revenue, operating expenses and net income for subsidiary operations. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge fully our exchange rate risks.

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
The occurrence of errors and defects in our products could result in loss of, or delay in, market acceptance of our products, including harm to our brand. Correcting such errors and failures in our products could require significant expenditure of capital by us. In addition, we are rapidly developing and introducing new products, and new products may have higher rates of errors and defects than our established products. The Boxlight Group has historically provided product warranties, with the average duration being between three and five years, and the failure of our products to operate as described could give rise to warranty claims. The consequences of such errors, failures and other defects and claims could have a material adverse effect on our business, financial condition, results of operations and our reputation.
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

Because our Class A common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. On February 28, 2024, we received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”), notifying us that, based upon the closing bid price of our Class A common stock for the previous 30 consecutive business days, we no longer met the requirements of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until August 26, 2024, to regain compliance with the Bid Price Rule. On August 27, 2024, Nasdaq advised us in writing that, while we had not regained compliance with the Bid Price Rule, we had been granted an additional 180 calendar day extension, or until February 24, 2025 (the “Second Deadline”), to regain compliance with the Bid Price Rule.

We effected a reverse stock split of our authorized, issued and outstanding shares of Class A common stock, at a ratio of 1-for-5 (the “2025 Reverse Stock Split”). The 2025 Reverse Stock Split became effective at 5:01 p.m., Eastern Time, on February 14, 2025, with the Class A common stock trading on Nasdaq on a reverse split-adjusted basis under our existing trading symbol “BOXL” at the market open on February 18, 2025. We effectuated the Reverse Stock Split to raise the per share bid price of our Class A Common Stock above $1.00 per share in an effort to regain compliance with the Bid Price Rule. We were eligible to regain compliance with the Bid Price Rule if our Class A Common Stock traded at or above $1.00 for a minimum of 10 consecutive trading days on or before the Second Deadline.

On February 25, 2025, the Staff of Nasdaq notified us in writing that we had not regained compliance with Nasdaq Listing Rule 5550(a)(2) by the Second Deadline, and that trading in our Class A common stock would be suspended at the opening of business on March 4, 2025, and a Form 25-NSE would be filed with the Securities and Exchange Commission (the “SEC”) to remove our securities from listing and registration on Nasdaq. However, as of close of market on March 3, 2025, our Class A Common Stock had traded above $1.00 for 10 consecutive trading days, and, as a result, Nasdaq notified us in writing that the Staff had determined that we had regained compliance with the Bid Price Rule, and that suspension of trading in, and delisting of, our stock had been cancelled. Accordingly, we regained compliance with the Bid Price Rule and continued trading on Nasdaq under our existing trading symbol “BOXL” at the market open on March 4, 2025.

While the Company has regained compliance with the Bid Price Rule, there can be no assurance that the Company will maintain compliance with the Bid Price Rule, or the other continued listing requirements of Nasdaq, in the future. In addition, in accordance with Nasdaq Listing Rule 5810(c)(3)(A)(iv), if our stock price were to decline below $1.00 per share in the twelve months following our reverse stock split on February 14, 2025, we would not be eligible for any compliance period and the Nasdaq Listing Qualifications Department will issue a Staff Delisting Determination. In addition, our Board may determine in the future that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing.

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

The development and marketing of new products and the expansion of distribution channels require a significant commitment of resources. From time to time, we may seek additional equity or debt financing to finance working capital requirements, continue our expansion, develop new products or make acquisitions or other investments. Most recently, on February 19, 2025, we sold, in a private placement, an aggregate of (i) 260,000 shares of Class A common stock, (ii) pre-funded warrants to purchase up to an aggregate of 1,063,000 shares of Class A common stock, and (iii) warrants to purchase up to an aggregate of 1,323,000 shares of Class A common stock. In addition, if our business plans change, general economic, financial or political conditions in our industry change, or other circumstances arise that have a material effect on our cash flow, the anticipated cash needs of our business, as well as our conclusions as to the adequacy of our available sources of capital, could change significantly. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital. If additional funds are raised through the issuance of equity shares, preferred shares or debt securities, the terms of such securities could impose restrictions on our operations and would reduce the percentage ownership of our existing stockholders. If financing is not available on satisfactory terms, or at all, we may be unable to expand our business or to develop new business at the rate desired and our results of operations may suffer.
The market price of our Class A common stock may continue to be volatile, which could cause the value of our common stock to fluctuate and possibly decline significantly.
The market price of our Class A common stock may be highly volatile and subject to wide fluctuations. In 2024, the price of our Class A common stock declined from $5.20 on January 2, 2024 to $1.91 per share on December 31, 2024. As of March 24, 2025, our Class A common stock closed at $1.57 per share. In addition, our financial performance, government regulatory action, the imposition of tariffs or trade wars, tax laws and market conditions in general, and conflicts between Ukraine and Russia, and Israel and Hamas, and their resulting impact on the economy at large, could have a significant impact on the future market price of our Class A common stock. Some of the factors that could negatively affect our share price or result in fluctuations in the price of our common stock include:
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
•changes in U.S. administrative policy, including the imposition of or increases in tariffs, changes to existing trade agreements and any resulting changes in international trade relations, such as trade wars;
•changes in general conditions in the United States and global economies or financial markets, including both social and economic conditions resulting from any epidemcis, pandemics, or other health crises, and conflicts between Ukraine and Russia, and Israel and Hamas, war, incidents of terrorism, natural disasters, changing weather conditions or responses to such events;
•continued decreases in government spending levels on education;
•changes in key personnel;
•sales of our common stock by us, members of our management team or our stockholders;
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

Certain provisions of our outstanding warrants could discourage an acquisition of us by a third party.

On July 22, 2022, we sold, in a registered direct offering, an aggregate of: (i) 175,000 shares of Class A common stock, (ii) prefunded warrants to purchase up to an aggregate of 8,824 shares of Class A common stock, and (iii) common warrants to purchase up to an aggregate of 183,824 shares of Class A common stock. In addition, following our reverse stock split at a ratio of 1-for-5, on February 19, 2025, we sold, in a private placement, an aggregate of (i) 260,000 shares of Class A common stock, (ii) pre-funded warrants to purchase up to an aggregate of 1,063,000 shares of Class A common stock, and (iii) common warrants to purchase up to an aggregate of 1,323,000 shares of Class A common stock. Certain provisions of our outstanding prefunded warrants and outstanding common warrants could make it more difficult or expensive for a third party to acquire us. Certain of our outstanding warrants provide that, in the event of certain transactions constituting “fundamental transactions” (defined in the warrant forms, but including transactions such as mergers in which the company is not the surviving entity and transactions in which more than 50% of the Company’s voting power is acquired), holders of such warrants will have the right to receive from us or a successor entity upon exercise of the warrant the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of our Class A common stock in the fundamental transaction.

Additionally, in the event of a fundamental transaction, holders of our privately placed common warrants may instead opt to require us or our successor to purchase the unexercised portion of the common warrants at their “Black Scholes Value” (as described in the common warrant).

These fundamental transaction provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to the holders of our Class A common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
As a regular part of our ordinary business operations, we collect and store data, including information necessary for our operations, information from our customers, employees, and our business partners. We recognize these networks and systems may be subject to increasing and continually evolving cybersecurity risks. Our Board is responsible for overseeing risk management. Our Board understands the critical nature of managing risks associated with cybersecurity threats, and, accordingly, cybersecurity is an integral part of the Company's overall risk management program. The Board's Audit Committee has primary responsibility for overseeing cybersecurity and privacy risks. Our risk management process is designed to identify, prioritize, and monitor risks that could affect our ability to execute our corporate strategy and fulfill our business objectives and to appropriately mitigate such risks.
As part of our risk management processes, we are developing risk assessments to identify the probability, immediacy, and potential magnitude of information security risks. Our internal experts, which are overseen by the Chief Operating Officer, regularly conduct audits and tests of our information systems, and our cybersecurity program is periodically assisted by established, independent third-party consultants, who provide assistance through tabletop and other preparedness exercises. These partnerships enable us to leverage specialized knowledge and insights, seeking to continue to improve upon our cybersecurity strategies and processes. Additionally, we review regular publications on cyber awareness and conduct ongoing simulated phishing exercises. We use the findings from these and other processes to improve our information security practices, procedures and technologies.

Based upon the information that we have as of the end of the year covered by this report, we do not believe that we have experienced any material cybersecurity incidents to date. However, the risks from cybersecurity threats and incidents continue to increase, and any one or more future cyber-attacks could materially adversely impact the Company, including a loss of trust among our customers, departures of key employees, general diminishment of our global reputation and financial losses from remediation actions, loss of business or potential litigation or regulatory liability. Further, evolving market dynamics are increasingly driving heightened cybersecurity protections and mandating cybersecurity standards for our products, and we may incur additional costs to address these increased risks and to comply with such demands.
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
We also maintain offices in Dartford, London, Leeds and Livingston and Belfast in the U.K. for sales, marketing, technical support and service staff. In addition, we also maintain sales, marketing and technical support offices in Apeldoorn, Netherlands, Anzegem, Belgium, Helsinki, Finland, Oskarshamn Kalmar, Sweden, and Düsseldorf, Germany.
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
Holders
As of March 24, 2025, we had 379 holders of record of our class A common stock and 2,228,488 shares of Class A common stock issued and outstanding.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Incentive Plans
The Company has issued grants under two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which a total of 159,761 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 125,000 shares of the Company’s Class A common stock have been approved for issuance. Upon approval of the 2021 Plan in June 2021, any shares remaining for issuance under the 2014 Plan were cancelled, and all future grants were issued under the 2021 Plan. The 2021 Plan allows for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights or otherwise, to the Company’s officers, directors, employees and consultants. As of December 31, 2024, a total of approximately 19,735 shares remained available for issuance under the 2021 Plan.
The following table provides information as of December 31, 2024 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	48,777	$29.4	19,735
Equity compensation plans not approved by security holders (1)	277,201	$32.8	-
Total	325,978		19,735
__________________________________________
(1)Includes warrants issued to Armistice Capital, Whitehawk, Ryan Legudi and a third-party investor.

Recent Sales of Unregistered Securities
On February 19, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) with certain institutional accredited investors (the “2025 Investors”), pursuant to which the Company agreed to issue and sell, in a private placement priced at-the-market under the rules of The Nasdaq Stock Market (the “2025 Private Placement”), an aggregate of (i) 260,000 shares (the “2025 Shares”) of the Company’s Class A common stock, (ii) pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase up to an aggregate of 1,063,000 shares of Class A Common Stock (the “2025 Pre-Funded Warrant Shares”), and (iii) warrants (the “2025 Common Warrants” and, together with the 2025 Pre-Funded Warrants, the “2025 Warrants”) to purchase up to an aggregate of 1,323,000 shares of Class A Common Stock (the “2025 Common Warrant Shares” and, together with the 2025 Pre-Funded Warrant Shares, the “2025 Warrant Shares”). The purchase price of each 2025 Share and accompanying 2025 Common Warrant was $2.13, and the purchase price of each 2025 Prefunded Warrant and accompanying 2025 Common Warrant was $2.1299. The 2025 Private Placement closed on February 21, 2025, and the Company issued the 2025 Shares and executed and delivered the 2025 Warrants. The gross proceeds from the 2025 Private Placement were approximately $2.8 million, before deducting placement agent fees and other private placement expenses. Each 2025 Pre-Funded Warrant has an initial exercise price of $0.0001 per share (subject to adjustments as set forth therein), is immediately exercisable upon issuance and will expire when exercised in full. Each 2025 Common Warrant has an initial exercise price of $2.13 per share (subject to adjustments as set forth therein), is exercisable six months following the date of issuance and will expire five and a half years from the date of issuance. Pursuant to the Purchase Agreement, on or before the 45th day following the closing of the 2025 Private Placement, the Company has agreed to file a registration statement (the “Registration Statement”) with the Securities Exchange Commission (“SEC”). The Company further agreed to use commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC within 60 days after the date of the closing of the 2025 Private Placement, or 90 days after the date of the closing of the 2025 Private Placement if the SEC reviews the Registration Statement.
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
In late 2024, the Company announced a unified worldwide display brand as Clevertouch by Boxlight as part of our long-term growth strategy. This strategic initiative is aimed at optimizing our operational efficiency and streamlining product development costs. We are excited about the long-term outlook for the Industry and believe our recent initiatives to streamline our brands and unify our go-to-market message will position the Company for further success.
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
•cost of professionals to deliver the professional development training; and

•customs expense.
We outsource some of our warehouse operations and order fulfillment and we purchase products from related entities and third parties. Our product costs vary directly with volume and based on the costs of underlying product components as well as the prices we negotiate with our contract manufacturers. Shipping costs fluctuate with volume as well as with the method of shipping chosen in order to meet customer demand. As a global company with suppliers centered in Asia and customers located worldwide, we have used, and may in the future use, air shipping to deliver our products directly to our customers. Air shipping is more costly than sea or ground shipping or other delivery options and it is rarely used as a result. The Company did not experience material delays in shipping during 2024 or 2023 that materially negatively impacted our revenues.
Gross profit and gross profit margin
Our gross profit and gross profit margin have been, and may in the future be, influenced by several factors including: product, channel and geographical revenue mix; changes in product costs related to the release of newer models; component, contract manufacturing and supplier pricing, competitive industry pricing, foreign currency exchange and shipping costs. As we primarily procure our product components and manufacture our products in Asia, our suppliers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. Gross profit and gross profit margin may fluctuate over time based on the factors described above.
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
Other income (expense), net
Other income (expense), net primarily consists of interest expense associated with our debt financing arrangements and the effects of changes in the fair value of derivative liabilities.
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

Operating Results – Boxlight Corporation
For the years ended December 31, 2024 and 2023
Revenues. Total revenues for the year ended December 31, 2024 were $135.9 million as compared to $176.7 million for the year ended December 31, 2023, resulting in a 23.1% decrease. The decrease in revenues was due to lower sales volume across all markets resulting from lower global demand for interactive flat panel displays as well as competitive industry pricing.
Cost of Revenues. Cost of revenues for the year ended December 31, 2024 was $89.0 million as compared to $113.4 million for the year ended December 31, 2023, resulting in a 21.6% decrease. The decrease in cost of revenues was attributable to the decrease in units sold.
Gross Profit. Gross profit for the year ended December 31, 2024 was $46.9 million as compared to $63.3 million for the year ended December 31, 2023. Gross profit margin declined to 34.5% for the year ended December 31, 2024 compared to 35.8% for the year ended December 31, 2023, primarily related recent increases in pricing pressure within the industry as well as a difference in product mix compared to the prior year.
General and Administrative Expense. General and administrative expense for the year ended December 31, 2024 was $62.3 million and 45.8% of revenue as compared to $61.3 million and 34.7% of revenue for the year ended December 31, 2023. The increase was primarily related to the $12.3 million accelerated amortization expense resulting from an adjustment in the useful lives of certain intangible assets from the EMEA and Americas reporting segments offset by a decrease in personnel related expenses of approximately $4.3 million, a reduction in occupancy costs of approximately $1.5 million, a decrease in sales and marketing expenses of approximately $1.1 million, a reduction in stock compensation of $1.7 million, and a decrease in travel expenses of approximately $1 million.
Research and Development Expense. Research and development expense was $4.1 million or 3.0% of revenue for the year ended December 31, 2024 as compared to $3.2 million or 1.8% of revenue for the year ended December 31, 2023. Research and development expense primarily consists of costs associated with development of proprietary technology. The increase was attributable to the allocation of certain general and administrative expenses to new and ongoing research and development projects.
Impairment of Goodwill. Impairment of goodwill for the year ended December 31, 2023 was $25.2 million and related to both the Americas and EMEA reporting segments. There was no impairment of goodwill for the year ended December 31, 2024.
Other Expense, net. Other expense for the year ended December 31, 2024 was $10.8 million as compared to $11.0 million for the year ended December 31, 2023. Other expense consists primarily of interest expense on our term loan.
Net Loss. Net loss attributable to common shareholders was $29.6 million and $40.4 million for the years ended December 31, 2024 and 2023, respectively, after deducting fixed dividends to Series B preferred shareholders of $1.3 million in each year.
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
EBITDA represents net loss before income tax expense, interest expense, net, and depreciation and amortization expense. Adjusted EBITDA represents EBITDA, adjusted for stock compensation expense and changes in fair value of derivative liabilities, purchase accounting impact for fair valuing inventory and deferred revenue, impairment of goodwill, and severance charges. Our management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of our business model. We use these non-GAAP financial measures to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. We find this especially useful when reviewing results of operations, which include large non-cash amortizations of intangibles assets from acquisitions. Investors should consider our non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains reconciliations of net losses to EBITDA and adjusted EBITDA for the periods presented.
Reconciliation of net loss for the years ended
December 31, 2024 and 2023 to EBITDA and Adjusted EBITDA

(in thousands)	2024	2023
Net loss	$(28,335)	$(39,156)
Depreciation and amortization	20,529	8,859
Interest expense	10,252	10,840
Income tax (benefit) expense	(1,909)	1,866
EBITDA	$537	$(17,591)
Stock compensation expense	1,389	3,131
Change in fair value of derivative liabilities	(205)	(267)
Purchase accounting impact of fair valuing inventory	225	448
Purchase accounting impact of fair valuing deferred revenue	939	1,649
Impairment of Goodwill	—	25,195
Severance charges	1,383	—
Adjusted EBITDA	$4,268	$12,565
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
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of $8.0 million, a working capital balance of $1.3 million, and a current ratio of 1.02. At December 31, 2023, we had $17.3 million of cash and cash equivalents, a working capital balance of $54.1 million, and a current ratio of 2.10.

For the years ended December 31, 2024 and 2023, we had net cash used in operating activities of $0.4 million and net cash provided by $11.6 million, respectively. Cash used in operating activities increased year over year as a result of a change in working capital management. We had net cash used in investing activities of $0.5 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively. Cash used in investing activities is primarily related to purchases of property and equipment. For the years ended December 31, 2024 and 2023, we had net cash used in financing activities of $7.1 million and $8.0 million, respectively. Cash used in financing activities for the year ended December 31, 2024 is primarily related to principal payments on debt of $9.9 million, and $1.3 million in payments of fixed dividends to our Series B preferred shareholders, partially offset by proceeds from short-term debt. Cash used in financing activities for the year ended December 31, 2023 was primarily related to principal payments on debt, and payments of fixed dividends to our Series B preferred shareholders, partially offset by proceeds from short-term debt and stock option exercises.

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
47

occurring during the second and third quarters when schools make budget appropriations and classes are not in session limiting disruptions related to product installation. This seasonality makes our needs for cash vary significantly from quarter to quarter.

On April 19, 2024, the Company entered into a sixth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Sixth Amendment”). The Sixth Amendment provided the Company with an additional $2 million working capital bridge loan in April 2024, and an additional $3 million working capital bridge loan in June 2024, of which $2 million was advanced to the Company. The Company was required to pay a fee equal to 6% of the aggregate amount of borrowings under the Sixth Amendment (i.e. $4.0 million). Both working capital bridge loans, including the related fee were paid in full by November 2024, and were not subject to prepayment penalties.

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

On February 20, 2025, we filed with the Secretary of State of the State of Nevada (i) an Amendment to the Certificate of Designation of our Series B Preferred Stock (the “Series B Amendment”) and (ii) an Amendment to the Certificate of Designation of our Series C Preferred Stock (the “Series C Amendment” and, together with the Series B Amendment, the “Amendments”). Each Amendment was approved by the holders of a majority of the outstanding shares of Series B Preferred Stock or Series C Preferred Stock, as applicable, in accordance with the applicable Certificate of Designation. Pursuant to the Amendments, neither the Series B Preferred Stock nor the Series C Preferred Stock shall be convertible into Class A Common Stock until the earlier of (1) the effectiveness of an amendment to the articles of incorporation of the Company increasing the number of shares of authorized Class A Common Stock to at least 25,000,000 shares (subject to adjustments as set forth therein) and (2) August 19, 2025.

Given the uncertainty surrounding global supply chains, global markets, and general global uncertainty as a result of new U.S. tariff policy, trade wars, and the ongoing conflicts between Russia and Ukraine and Israel and Hamas, the availability of debt and equity capital has been reduced and the cost of capital has increased. Furthermore, recent adverse developments affecting the financial services industry including events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions may lead to market-wide liquidity problems. This in turn could result in a reduction in our ability to access funding sources and credit arrangements in amounts adequate to finance our current and future business operations. Increasing our capital through equity issuance at this time could cause significant dilution to our existing stockholders. However, there can be no guarantee we will be able to access capital when needed or be able to manage through the current challenges in the equity and debt finance markets by managing payment terms with our customers and vendors.

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

The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at December 31, 2023. On March 14, 2024, we entered into the Fifth Amendment with the Collateral Agent and the Lender to (1) amend and restate the Senior Leverage Ratio and Minimum Liquidity (as defined in the Fifth Amendment), and (2) waive any event of default that may rise directly as a result of the Financial Covenant Default (as defined in the Fifth Amendment) at December 31, 2023. Under the Fifth Amendment, the Senior Leverage Ratio requirement at March 31, 2024 was amended from 2.00 to 6.00, at June 30, 2024 it remained at 2.00, and thereafter it remained at 1.75.

48

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

The Company was also not in compliance with its Senior Leverage Ratio financial covenant under the Credit Agreement at September 30, 2024. Subsequent to the end of the third quarter of 2024, we were also not in compliance with our borrowing base covenant under the Credit Agreement for month ended October 31, 2024. On November 14, 2024, we obtained a waiver for the Credit Agreement from the Collateral Agent and Lender (the “November 2024 Waiver”) to waive any events of default that may have arisen directly as a result of (i) the Financial Covenant Default (as defined in the November 2024 Waiver) at September 30, 2024 and (ii) the Borrowing Base Default (as defined in the November 2024 Waiver) for the month ended October 31, 2024. In conjunction with obtaining the waiver, the Company paid down approximately $1.1 million under the Credit Agreement, inclusive of $60 thousand of prepayment penalties. There can be no assurance that the Lender will not declare an event of default and acceleration of all of our obligations under the Credit Agreement in the event we are unable to maintain full compliance with these covenants in the future.

The Company was also not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at December 31, 2024, and believes it will not be in compliance with this covenant at March 31, 2025. In addition, the Company was also not in compliance with its borrowing base covenant under the Credit Agreement at December 31, 2024, January 31, 2024 and February 28, 2025. On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan and (ii) waive any events of default that may have arisen as a result of the Company’s failure to (A) maintain the required ratio of indebtedness to adjusted EBITDA (defined more specifically as the “Senior Leverage Ratio” in the Credit Agreement) for the periods ended December 31, 2024 and March 31, 2025 and (B) maintain a value of specified assets in excess of certain borrowings (defined more specifically as a “Borrowing Base” in the Credit Agreement) for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. In addition, no payments were required to be made by the Company to pay down the borrowing base defaults for December 2024, January 2025 and February 2025. The Company is required to pay a fee equal to 6% of the working capital bridge loan under the Eighth Amendment. The bridge loan, including the related fee, is due and payable in full on August 31, 2025, and is not subject to prepayment penalties. There can be no assurance that the Lender will not declare an event of default and acceleration of all of our obligations under the Credit Agreement in the event we are unable to maintain full compliance with these covenants in the future.

In conjunction with obtaining the waiver, the Company must also comply with additional covenants, including meeting target completion milestones related to the Company’s recapitalization process, most notably achieving an expected completion of the recapitalization and/or repayment of its term loan by June 16, 2025. In addition, the Company is required to provide budgets to the lender with variance analysis in excess of specified thresholds resulting in an event of default at the discretion of the lender. The amendment also prohibits the Company from paying dividends or distributions to its preferred stockholders and reduces the value assigned to its intellectual property under its borrowing base calculation.

Because of the significant decreases in the required Senior Leverage Ratio that have occurred within the past fifteen months, our current forecast projects that we may not be able to maintain compliance with this ratio. These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

In view of this matter, continuation as a going concern is dependent upon our ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio, the borrowing base covenant, or any other financial covenants, or refinance our Credit Agreement with a different lender on a basis with more favorable terms. As part of our ongoing efforts to strengthen our financial position, the Company has initiated plans to recapitalize its balance sheet and refinance our current Credit Agreement. This initiative is part of our broader strategy to improve financial flexibility, reduce our cost of capital, and position the Company for sustainable growth in the long term. We are actively working to refinance our debt with new lenders. While we have currently engaged financial advisors and are actively working to refinance our existing debt, we do not have written or executed agreements as of the issuance of this Form 10-K. Our ability to refinance our existing debt is based upon credit markets and economic forces that are outside of our control. We have a good working relationship with our current banking partner, however, there can be no assurance that we will be successful in refinancing our debt, or on terms acceptable to us.

49

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
50

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
51

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

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Intangible assets are assessed for impairment if indicators of potential impairment exist using an undiscounted cash-flow approach.

During the year ended December 31, 2024, due to triggering events, the Company performed intangible testing as of September 30, and December 31, 2024.

As of September 30, 2024, the Company determined that a triggering event had occurred as a result of a decline in the Company’s revenues resulting from lower sales volume primarily resulting from lower global demand for interactive flat panel displays. As a result, the Company performed an interim impairment test on its finite-lived intangible assets using undiscounted cash flows. Based on the results of our interim test as of September 30, 2024, we concluded that the estimated undiscounted cash flows exceeded the respective carrying value and, as such, we concluded that the intangible assets assigned to each reporting unit, as of September 30, 2024, were not impaired.

As of December 31, 2024, the Company performed intangible impairment testing as a result of another triggering event identified due to further declines in the Company's revenues. The Company’s methodology for estimating the total value of undiscounted cash flows was consistent with the approach used for the intangible asset recoverability test as of September 30, 2024. Certain estimates and assumptions, including the Company’s operating forecast for 2025 and future periods, were further revised based on current industry and Company trends. Based on the quantitative test performed, no impairment was deemed necessary. However, due to forecasted industry changes in the interactive flat panel display market as well as the Company's operational strategy, the useful lives of certain intangible assets have been revised to reflect the current expected economic useful lives. The modification in useful lives resulted in accelerated amortization of approximately $12.3 million for both the Americas and EMEA reporting segments during the year ended December 31, 2024.
52

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
The Company estimates the fair value of the long-term incentive plan by using a Model Monte Carlo Simulation model. The amount of each award earned will depend on the performance of the Company relative to certain performance targets related to share price appreciation of the Company’s Class A common stock during the respective performance cycles. As amounts earned for the awards are based on changes in the Company's stock price, the Company will recognize a liability for compensation cost each reporting period based on the fair value as of each reporting date proportionally with the elapsed time at each reporting period.
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
53

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
54

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee of Boxlight Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Boxlight Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has identified certain conditions relating to its outstanding debt and Series B and C Preferred Stock that are outside the control of the Company. In addition, the Company has generated recent losses. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter – Intangible Impairment Assessment

As described in Note 1, the Company reviews the carrying amounts of intangible assets for impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. The Company measures the recoverability of intangible assets by comparing the carrying amount of the asset group to the future undiscounted cash flows.

We identified the quantitative impairment test of intangibles as a critical audit matter. The principal considerations for that determination included the audit effort, subjectivity, and judgment involved in assessing management’s impairment test of intangibles due to estimates that are sensitive to changes in assumptions such as expected future cash flows and long-term growth rates.

The primary procedures we performed to address this critical audit matter included:

•We obtained an understanding of management’s process for assessing triggering events for intangible impairment and performing the undiscounted cash flow impairment test, including management’s process for developing assumptions used determining forecasted cash flows.
•We evaluated management’s revenue growth rates, margins, and cash flows to current industry and economic trends, while also considering the current and future business, customer base, and product mix.
•We assessed management’s process for estimating revenue growth and margins by comparing past projections to actual performance.
•With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the model used and reasonableness of future net working capital assumptions.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2018.

Atlanta, Georgia
March 28, 2025

Boxlight Corporation
Consolidated Balance Sheets
As of December 31, 2024 and 2023
(in thousands except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,007	$17,253
Accounts receivable – trade, net of allowances of $394 and $421, respectively	18,325	32,668
Inventories, net of reserves	43,265	44,131
Prepaid expenses and other current assets	8,785	9,528
Total current assets	78,382	103,580

Property and equipment, net of accumulated depreciation	2,134	2,477
Operating lease right of use asset	8,055	8,846
Intangible assets, net of accumulated amortization	25,944	45,964
Other assets	790	906
Total assets	$115,305	$161,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$24,176	$32,899
Short-term debt	37,148	1,037
Operating lease liabilities, current	2,018	1,827
Deferred revenues, current	9,015	8,698
Derivative liabilities	1	205
Other short-term liabilities	4,682	4,768
Total current liabilities	77,040	49,434

Deferred revenues, non-current	15,158	16,347
Long-term debt	—	39,134
Deferred tax liabilities, net	901	4,316
Operating lease liabilities, non-current	6,428	7,282
Other long-term liabilities	165	—
Total liabilities	99,692	116,513

Commitments and contingencies (Note 15)
Mezzanine equity:
Preferred Series B, 1,586,620 shares issued and outstanding	16,146	16,146
Preferred Series C, 1,320,850 shares issued and outstanding	12,363	12,363
Total mezzanine equity	28,509	28,509

Stockholders’ equity:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 167,972 shares issued and outstanding, at December 31, 2024 and 2023, respectively	—	—
Common stock, $0.0001 par value, 3,750,000 shares authorized; 1,970,615 and 1,940,900 Class A shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	119,487	119,725
Accumulated deficit	(132,610)	(104,275)
Accumulated other comprehensive income	227	1,301
Total stockholders’ (deficit) equity	(12,896)	16,751

Total liabilities and stockholders’ equity	$115,305	$161,773
See Accompanying Notes to Financial Statements.

Boxlight Corporation
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2024 and 2023
(in thousands, except per share amounts)

	2024	2023
Revenues, net	$135,893	$176,721
Cost of revenues	88,952	113,419
Gross profit	46,941	63,302

Operating expense:
General and administrative expenses	62,285	61,252
Research and development	4,126	3,155
Impairment of goodwill	—	25,195
Total operating expense	66,411	89,602

Loss from operations	(19,470)	(26,300)

Other income (expense):
Interest expense, net	(10,252)	(10,840)
Other expense, net	(727)	(417)
Change in fair value of derivative liabilities	205	267
Total other expense	(10,774)	(10,990)
Loss before income taxes	(30,244)	(37,290)
Income tax benefit (expense)	1,909	(1,866)
Net loss	(28,335)	(39,156)
Fixed dividends - Series B Preferred	(1,269)	(1,269)
Net loss attributable to common stockholders	$(29,604)	$(40,425)

Comprehensive loss:
Net loss	(28,335)	(39,156)
Other comprehensive loss:
Foreign currency translation adjustment	(1,074)	2,215
Total comprehensive loss	$(29,409)	$(36,941)

Net loss per common share – basic and diluted - as adjusted	$(15.11)	$(21.38)

Weighted average number of common shares outstanding – basic and diluted - as adjusted	1,959	1,891
See Accompanying Notes to Financial Statements.

Boxlight Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Year Ended December 31, 2024
(in thousands except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2023 - as adjusted	167,972	$—	1,940,900	$—	$119,725	$1,301	$(104,275)	$16,751

Shares issued for:
Vesting of restricted stock units	—	—	29,715	—	—	—	—	—
Stock compensation	—	—	—	—	1,031	—	—	1,031
Foreign currency translation	—	—	—	—	—	(1,074)	—	(1,074)
Fixed dividends for preferred shareholders	—	—	—	—	(1,269)	—	—	(1,269)
Net loss	—	—	—	—	—	—	(28,335)	(28,335)

Balance, December 31, 2024	167,972	$—	1,970,615	$—	$119,487	$227	$(132,610)	$(12,896)
See Accompanying Notes to Financial Statements.
Boxlight Corporation
Consolidated Statements of Changes in Stockholders’ Equity
For the Year Ended December 31, 2023 - as adjusted
(in thousands except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2022	167,972	$—	1,867,918	$—	$117,850	$(914)	$(65,043)	$51,893

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	—	—	(76)	(76)

Balance, December 31, 2022 - as adjusted	167,972	—	1,867,918	—	117,850	(914)	(65,119)	51,817

Shares issued for:
Stock options exercised	—	—	2,500	—	13	—	—	13
Vesting of restricted stock units	—	—	63,799	—	—	—	—	—
Reverse stock split fractional adjustment	—	—	6,683	—	—	—	—	—
Stock compensation	—	—	—	—	3,131	—	—	3,131
Foreign currency translation	—	—	—	—	—	2,215	—	2,215
Fixed dividends for preferred shareholders	—	—	—	—	(1,269)	—	—	(1,269)
Net loss	—	—	—	—	—	—	(39,156)	(39,156)

Balance, December 31, 2023	167,972	$—	1,940,900	$—	$119,725	$1,301	$(104,275)	$16,751
See Accompanying Notes to Financial Statements.

Boxlight Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2024 and 2023
(in thousands)

	2024	2023
Cash flows from operating activities:
Net loss	$(28,335)	$(39,156)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount and issuance cost	2,608	2,303
Bad debt expense	213	9
Paid-in-kind interest on short-term debt	240	—
Changes in deferred tax assets and liabilities	(3,415)	(347)
Change in allowance for sales returns and volume rebate	(181)	1,430
Change in inventory reserve	631	2,131
Change in fair value of derivative liability	(205)	(267)
Stock compensation expense	1,389	3,131
Depreciation and amortization	20,529	8,859
Impairment of goodwill	—	25,195
Loss on disposal of asset	156	—
Change in right of use assets and lease liabilities	(24)	249
Changes in operating assets and liabilities:
Accounts receivable – trade	13,957	763
Inventories	(145)	13,105
Prepaid expenses and other current assets	(861)	(1,930)
Other assets	111	(498)
Accounts payable and accrued expenses	(8,488)	(4,822)
Other short-term liabilities	1,849	1,136
Other long-term liabilities	165	—
Deferred revenues	(633)	290
Net cash (used in) provided by operating activities	$(439)	$11,581

Cash flows from investing activities:
Purchases of furniture and fixtures, net	(506)	(1,321)
Net cash used in investing activities	$(506)	$(1,321)

Cash flows from financing activities:
Proceeds from issuances of short-term debt	4,000	3,000
Proceeds from exercise of options and warrants	—	13
Principal payments on long-term debt	(5,622)	(6,755)
Principal payments on short-term debt	(4,249)	(3,000)
Payments of fixed dividends to Series B Preferred stockholders	(1,269)	(1,269)
Net cash used in financing activities	$(7,140)	$(8,011)

Effect of foreign currency exchange rates	(1,161)	413

Net (decrease) increase in cash and cash equivalents	(9,246)	2,662

Cash and cash equivalents, beginning of the period	17,253	14,591

Cash and cash equivalents, end of the period	$8,007	$17,253

Supplemental cash flow disclosures:

Cash paid for income taxes	$3,193	$2,691
Cash paid for interest	$7,170	$8,290

Non-cash investing and financing transactions:
Addition of operating lease liabilities	$681	$5,865
See Accompanying Notes to Financial Statements.

Notes to Consolidated Financial Statements
Boxlight Corporation
NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
COMPANY HISTORY AND RECENT ACQUISITIVE GROWTH
Boxlight Corporation (the “Company,” “we,” “us,” and “our”) was incorporated in the State of Nevada on September 18, 2014 with its headquarters in Atlanta, Georgia for the purpose of becoming a technology company that sells interactive educational products. The Company designs, produces and distributes interactive technology solutions predominantly to the education market.
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Boxlight Corporation and its wholly owned subsidiaries. Intercompany transactions and account balances among all affiliated entities have been eliminated.
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
REVERSE STOCK SPLITS AND RECLASSIFICATIONS
In order to regain compliance with NASDAQ Listing Rule 5550(a)(2) (the "Bid Price Rule"), on February 14, 2025, the Company effected a reverse stock split of the Company’s Class A common stock whereby each five shares of the Company’s authorized and outstanding Class A common stock was converted into one share of common stock. The par value of the common stock was not adjusted. Following the reverse split, the authorized shares for Class A common stock was adjusted to 3,750,000, the authorized shares for Class B common stock remained at 50,000,000 shares, and the authorized shares of preferred stock remained unchanged at 50,000,000 shares. All Class A common share and per share amounts for all periods presented in the consolidated financial statements and the notes to the consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in aggregate par value of Class A common stock to additional paid-in capital on the consolidated balance sheets of approximately $1 thousand. The quantity of Class A common stock equivalents and the conversion and exercise ratios were adjusted for the effect of the reverse stock split for warrants, stock compensation arrangements, and the conversion features on preferred shares. There are presently no shares of Class B common stock outstanding and none were outstanding as of December 31, 2024 and 2023. The Company issued 33 shares of Class A common stock to adjust fractional shares following the reverse stock split to the nearest whole share.
On June 14, 2023, the Company effected a reverse stock split of the Company’s Class A common stock whereby each eight shares of the Company’s authorized and outstanding Class A common stock was converted into one share of common stock. The par value of the common stock was not adjusted. Following the reverse split, the authorized shares for Class A common stock was adjusted to 18,750,000, the authorized shares for Class B common stock remained at 50,000,000 shares, and the authorized shares of preferred stock remained unchanged at 50,000,000 shares. All Class A common share and per share amounts for all periods presented in the consolidated financial statements and the notes to the consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in aggregate par value of Class A common stock to additional paid-in capital on the consolidated balance sheets of approximately $6 thousand. The quantity of Class A common stock equivalents and the conversion and exercise ratios were adjusted for the effect of the reverse stock split for warrants, stock compensation arrangements, and the conversion features on preferred shares. All of the agreements included existing conversion language in the event of a stock split and thus did not result in modification accounting or additional incremental expense as a result of this transaction. The Company issued 6,683 shares of Class A common stock to adjust fractional shares following the reverse stock split to the nearest whole share.
GOING CONCERN
The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.

As described in Note 9, the Company was not in compliance with the Senior Leverage Ratio financial covenant under its Credit Agreement at December 31, 2023, June 30, 2024, September 30, 2024, and December 31, 2024. Non-compliance was waived by the Agent and Lender under amendments to the Credit Agreement. In addition, the Company was also not in compliance with its borrowing base covenant under the Credit Agreement at December 31, 2024. On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan in March 2025 and (ii) waive any events of default that may have arisen directly as a result of (i) the Financial Covenant Event of Default (as defined in the Eighth Amendment) for the periods ended December 31, 2024 and March 31, 2025 and (ii) the Borrowing Base defaults described in the Eighth Amendment for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. The bridge loan, including the related fee, is due and payable in full on August 31, 2025, and are not subject to prepayment penalties. In conjunction with obtaining the waiver, the Company must now also comply with the following covenants:

•Initiate recapitalization efforts and/or other financing arrangements with target completion milestones starting on March 21, 2025 through an expected completion of the recapitalization and/or repayment of the debt by June 16, 2025. Not meeting these dates is an event of default under the credit facility.

•Provide budgets to the lender with variances in excess of specified thresholds resulting in an event of default at the discretion of the lender. The Company will also be required to meet with a financial advisor, as designated by the lender, if requested.

In addition, the amendment prohibits the Company from paying dividends or distributions to the preferred stockholders and reduces the borrowing base calculations by reducing the value assigned to its intellectual property to $11.2 million.

There can be no assurance that the Lender will not declare an event of default and acceleration of all of our obligations under the Credit Agreement in the event we are unable to maintain full compliance with these covenants in the future. Because of the significant decreases in the required Senior Leverage Ratio, the Company’s current forecast projects the Company may not be able to maintain compliance with this ratio.
In addition, the Company’s Term Loan, which has an outstanding balance of $37.6 million as of December 31, 2024, matures on December 31, 2025. As of December 31, 2024, the Company reclassified all of its long-term debt to short-term debt due to its maturity date being within the next 12 months. The Company is actively working to refinance its debt with new lenders, however there can be no assurance that these efforts will be successful prior to the maturity date at which time all amounts under the Term Loan will become due.
These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued. In view of the Term Loans being payable in full within the next twelve months and the required Senior Leverage Ratio, continuation as a going concern is dependent upon the Company’s ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio, or refinance its Credit Agreement with a different lender on more favorable terms. The Company is actively working to refinance its debt with new lenders. While the Company has currently engaged financial advisors and is actively working to refinance its existing debt, it does not have written or executed agreements as of the issuance of this Form 10-K. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. We believe we have a good working relationship with our current lender. However, there can be no assurance that the Company will be successful in refinancing its debt, on a timely basis, or on terms acceptable to the Company, or at all.

To the extent not converted into the Company’s Class A common stock, the outstanding shares of our Series B preferred stock became redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 upon, 30 days’ prior written notice to the Company, for a redemption price, payable in cash, equal to the sum of (a) ($10.00) multiplied by the number of shares of Series B preferred stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. If all unconverted shares of Series B Preferred Stock were redeemed on December 31, 2024, the total amount payable by the Company would be $15.9 million.

In addition, our Series C preferred stock will become redeemable at the option of the holders at any time or from time to time commencing on January 1, 2026 upon, 30 days’ prior written notice to the Company for a redemption price, payable in cash, equal to the sum of (a) ($10.00) multiplied by the number of shares of Series C preferred stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. If all unconverted shares of Series C Preferred Stock were redeemed, the total amount payable by the Company would be $13.2 million.

We may be required to seek alternative financing arrangements or restructure the terms of the agreements with the Series B and C preferred shareholders on terms that are not favorable to us if cash and cash equivalents are not sufficient to fully redeem the Series B and C preferred shares. We are currently evaluating alternatives to refinance or restructure the Series B and C preferred shares including extending the maturity of the Series B preferred shares beyond the current optional conversion date.
As a result of the aforementioned factors, cash and cash equivalents, along with anticipated cash flows from operations, may not provide sufficient liquidity for our working capital needs, debt service requirements or to maintain minimum liquidity requirements under our Credit Agreement. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.
REVISIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the fourth quarter of 2024, the Company determined that the prior year financial statements contained immaterial errors related to the classification of its rebate liability and sales return reserve. Specifically, the Company notes that the rebate liability should be recorded as a reduction to revenue with an offset to other current liabilities in the Company’s consolidated balance sheets. In addition, the Company notes that the offset to its sales return reserve balance should have been recorded as a refund liability included in other current liabilities in the Company’s consolidated balance sheets. As a result, certain prior year amounts have been revised for consistency with the current presentation.

The Company has evaluated these corrections in accordance with Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections, FASB Concepts Statement No. 2, Qualitative Characteristics of Accounting Information, and SAB No. 99- Materiality, and determined it was not necessary to amend its previously issued fiscal year consolidated financial statements upon overall considerations of both quantitative and qualitative factors. The corrections had no impact on the fiscal year 2023 Statement of Operations and Comprehensive Loss or Statement of Changes in Stockholders’ Equity.
A summary of immaterial corrections to the Company’s previously issued consolidated balance sheet are as follows (in thousands):

	12/31/2023
	As reported	Adjustments	As revised
Accounts receivable – trade, net of allowances	$29,523	$3,145	$32,668
Prepaid expenses and other current assets	9,471	57	9,528
Total assets	158,571	3,202	161,773
Other short-term liabilities	1,566	3,202	4,768
Total current liabilities	46,232	3,202	49,434
Total liabilities	113,311	3,202	116,513
Total stockholders’ (deficit) equity	158,571	3,202	161,773

A summary of immaterial corrections to the Company’s previously issued consolidated statements of cash flows are as follows (in thousands):

	December 31, 2023
	As reported	Adjustments	As revised
Change in allowance for sales returns and volume rebate	$1,356	$74	$1,430
Accounts receivable – trade	781	(18)	763
Prepaid expenses and other current assets	(1,874)	(56)	(1,930)
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
The Company also offers customers rights to return product and sales incentives, which primarily consist of volume rebates. The Company's terms for product returns and sales incentives generally do not exceed a year. The Company estimates sales returns and volume rebate accruals throughout the year based on various factors, including contract terms, historical experience and performance levels. Total accrued sales returns were approximately $2.4 million and $2.0 million as of December 31, 2024 and 2023, respectively, and are reported in other current liabilities. Total accrued sales incentives were approximately $0.9 million and $1.2 million as of December 31, 2024 and 2023, respectively, and are reported in other current liabilities.

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
LONG–LIVED ASSETS
Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. There was no impairment recognized for 2024 and 2023.
GOODWILL
Goodwill represents the cost in excess of the fair value of the net tangible and intangible assets of acquired businesses, and represents implied synergies expected of the completed business combinations. Most goodwill is not deductible for tax purposes.
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
During the year 2023, due to declines in the Company’s market capitalization and a reduction in cash-flows resulting from continued softening in the industry leading to a reduction in sales from interactive flat-panel displays, the Company determined that a triggering event had occurred.
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
As of December 31, 2023, the Company performed another goodwill impairment test as a result of additional triggering events identified. Based upon that testing, the Company determined the remaining goodwill was fully impaired and the Company recognized goodwill impairment charges for the year ended December 31, 2023 of $22.4 million and $2.8 million in the Americas and EMEA reporting units, respectively.

INTANGIBLE ASSETS
Intangible assets are amortized using the straight-line method over their estimated period of benefit and presented net of accumulated amortization. The Company reviews the carrying amounts of intangible assets for impairment whenever an event or change in circumstances indicates that the carrying amount of the assets may not be recoverable. The Company measures the recoverability of intangible assets by comparing the carrying amount of each asset group to the future undiscounted cash flows the Company expects the asset to generate. Impairment is measured by the amount in which the carrying value of the asset exceeds its fair value. In addition, the Company periodically evaluates the estimated remaining useful lives of long-lived intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.
During the quarter ended September 30, 2024, the Company determined that a triggering event had occurred as a result of a decline in the Company’s revenues resulting from lower sales volume primarily resulting from lower global demand for interactive flat panel displays. As a result, the Company performed an interim impairment test on its finite-lived intangible assets using undiscounted cash flows. There was no impairment recorded on finite-lived intangible assets during the nine months ended September 30, 2024.
As of December 31, 2024, the Company performed intangible impairment testing as a result of another triggering event identified due to further declines in the Company's revenues. The Company’s methodology for estimating the total value of undiscounted cash flows was consistent with the approach used for the intangible asset recoverability test as of September 30, 2024. Certain estimates and assumptions, including the Company’s operating forecast for 2025 and future periods, were further revised based on current industry and Company trends. Based on the quantitative test performed, no impairment was deemed necessary.
Due to forecasted industry changes in the interactive flat panel display market as well as the Company's operational strategy, the useful lives of certain intangible assets have been revised to reflect the current expected economic useful lives. The modification in useful lives resulted in accelerated amortization of approximately $12.3 million for both the Americas and EMEA reporting segments during the year ended December 31, 2024.
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
The Company has determined that the estimated fair value of debt is approximately $39.4 million while the carrying value, excluding discounts, premiums and issuance costs, is approximately $37.6 million. The fair value of debt was estimated using market rates the Company believes would be available for similar types of financial instruments and represents a Level 2 measurement.
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
Transfers into Level 3 measurements during the year ended December 31, 2024 of $0.4 million were related to the Company's long-term incentive plan. There were no transfers into or out of Level 3 measurements in 2023.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of December 31, 2024
Derivative liabilities - warrant instruments	—	—	$1	$1
Long-term incentive plan	$—	$—	$358	$358

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of December 31, 2023
Derivative liabilities - warrant instruments	$—	$—	$205	$205

The following tables reconcile the beginning and ending balances of the warrant instruments and long-term incentive plan within Level 3 of the fair value hierarchy, respectively:

	Derivative Liabilities (in thousands)	Long-term incentive plan (in thousands)
Balance, December 31, 2023	$205	$—
Change in fair value	(204)	358
Balance, December 31, 2024	$1	$358

	(in thousands)	(in thousands)
Balance, December 31, 2022	$472	$—
Change in fair value	(267)	—
Balance, December 31, 2023	$205	$—

See Note 10 and Note 13 for discussion of the valuation techniques and inputs.
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
For the year ended December 31, 2024, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 34 thousand shares from options to purchase common shares, 15 thousand of unvested restricted shares, and 0.3 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 0.4 million shares from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive. For the year ended December 31, 2023, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 70.0 thousand shares from options to purchase common shares, unvested restricted shares of 82.0 thousand and 0.3 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 0.4 million shares from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive.
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
The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company has no material contract assets at December 31, 2024 or 2023. During the years ended December 31, 2024 and 2023, the Company recognized $8.5 million and $7.9 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2023 and 2022, respectively.
Variable Consideration
The Company’s otherwise fixed consideration in its customer contracts may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering, or determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company provides rebates to certain customers based on the achievement of certain sales targets. The provision for rebates is estimated based on customers’ contracted rebate programs and our historical experience of rebates paid. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the most likely method based on historical experience and are measured at each reporting date. There was no material revenue recognized in 2024 related to changes in estimated variable consideration that existed at December 31, 2023.
Remaining Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of December 31, 2024 and 2023, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $24.2 million and $25.0 million, respectively. The Company expects to recognize revenue on approximately 37% of the remaining performance obligations in 2025, 29% in 2026, 19% in 2027, 11% in 2028, with the remainder recognized thereafter.
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

	Year Ended December 31, (in thousands)
	2024	2023
Product revenues:
Hardware	$124,378	$163,948
Software and embedded firmware	1,198	2,402
Service revenues:
Professional services	903	1,480
Maintenance and subscription services	9,414	8,891
	$135,893	$176,721
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
Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would have been recognized over a period that is one year or less, the Company elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other assets and other assets, respectively, in the accompanying consolidated balance sheets. Total deferred commissions, net of accumulated amortization, at December 31, 2024 and 2023 were less than $500,000 and $550,000, respectively.
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
The Company’s operations are organized, managed and classified into three reportable segments – Europe, Middle East and Africa ("EMEA"), North and Central America (the “Americas”) and all other geographic regions (“Rest of World”). Our EMEA segment consists of the operations of Sahara Holding Limited and its subsidiaries (the “Sahara Entities”). Our Americas segment consists primarily of Boxlight, Inc. and its subsidiaries and the Rest of World segment consists primarily of Boxlight Australia, PTY LTD ("Boxlight Australia”).
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
The CODM evaluates the performance of each segment based on revenues, gross profit, and operating income, with operating income being the primary GAAP measure. Gross margin can influence key decisions as margins can be indicative of the level of saturation in the market with existing products or can be indicative of changes in manufacturing or shipping costs. If trends are sustained, the CODM may seek to adjust operations to more favorable markets or may evaluate whether the Company should introduce new products in a given area. Operating income provides the CODM with an overview of the profitability of a given segment and whether resources should be allocated or removed to ensure sustained profitability for both the segment and the consolidated entity. Since the Company’s operating segments are organized by geography, this structure allows the CODM to be responsive to needs of customers and can execute strategic plans and initiatives accordingly.

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
The Company estimates the fair value of the long-term incentive plan by using a Model Monte Carlo Simulation model. The amount of each award earned will depend on the performance of the Company relative to certain performance targets related to share price appreciation of the Company’s Class A common stock during the respective performance cycles. As amounts earned for the awards are based on changes in the Company's stock price, the Company will recognize a liability for compensation cost each reporting period based on the fair value as of each reporting date proportionally with the elapsed time at each reporting period.
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
ADVERTISING COSTS
Advertising costs are expensed as incurred and included in General and Administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. Advertising expense for the year ended December 31, 2024 and December 31, 2023 totaled $162 thousand and $218 thousand, respectively.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. The Company adopted this change for the year ended December 31, 2024 and interim periods beginning 2025. This change was applied retrospectively to all periods presented.
Recent Accounting Pronouncements not yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.
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
NOTE 2 – ACCOUNTS RECEIVABLE - TRADE
Accounts receivable consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023 (as revised)

Accounts receivable – trade	$18,719	$33,089
Allowance for credit losses	(394)	(421)
Accounts receivable - trade, net of allowances	$18,325	$32,668
Write-offs of accounts receivable were approximately $22,000 and $78,000 for the years ended December 31, 2024 and 2023, respectively. Recoveries of accounts receivable were approximately $88,000 and $89,000 for the years ended December 31, 2024 and 2023, respectively. The change in the allowance for credit losses was approximately $27 thousand during the year ended December 31, 2024. The change in the allowance for credit losses was not significant during the year ended December 31, 2023.
NOTE 3 – INVENTORIES
Inventories consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023

Finished goods	$45,352	$45,461
Spare parts	1,065	1,221
Reserve for inventory obsolescence	(3,152)	(2,551)
Inventories, net	$43,265	$44,131
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023

Prepayments to vendors	$2,212	$3,176
Prepaid licenses and other	6,573	6,352
Prepaid expenses and other current assets	$8,785	$9,528
Prepaid expenses and other current assets as of December 31, 2024 and 2023 are net of reserves related to vendor receivables of $1.4 million.

NOTE 5 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023

Building	$200	$200
Building improvements	14	14
Leasehold improvements	1,303	544
Office equipment	1,246	1,242
Software	88	88
Other equipment	907	705
Construction in progress	—	1,029

Property and equipment, at cost	3,758	3,822
Accumulated depreciation	(1,624)	(1,345)

Property and equipment, net of accumulated depreciation	$2,134	$2,477
During the year ended December 31, 2024, the Company transferred approximately $0.7 million from construction in progress to leasehold improvements and approximately $0.3 million from construction in progress to other equipment. For the years ended December 31, 2024 and 2023, the Company recorded depreciation expense of $678,000 and $631,000, respectively.
NOTE 6 – INTANGIBLE ASSETS AND GOODWILL
Intangible assets and goodwill consisted of the following at December 31, 2024 and 2023 (in thousands):

	Useful lives	2024	2023
INTANGIBLE ASSETS
Patents	4-10 years	$100	$182
Customer relationships	8-15 years	48,036	52,588
Technology	3-5 years	8,371	8,944
Domain	7 years	—	14
Non-compete	3 years	391	391
Tradenames	2-10 years	12,253	12,723
Intangible assets, at cost		69,151	74,842
Accumulated amortization		(43,207)	(28,878)
Intangible assets, net of accumulated amortization		$25,944	$45,964

GOODWILL
Beginning Balance		$—	$25,092
Change due to foreign currency translation		—	103
Impairment		—	(25,195)
Ending Balance		$—	$—
The Company's Goodwill had an indefinite useful life and was tested for impairment annually. During the year ended December 31, 2023, due to declines in the Company's market capitalization and a reduction in cash flows resulting from continued softening in the industry leading to a reduction in sales from interactive flat-panel displays, the Company determined that its remaining Goodwill balance was fully impaired. The Company recognized goodwill impairment charges for the year ended December 31, 2023 of $22.4 million and $2.8 million in the Americas and EMEA reporting units, respectively.
For the years ended December 31, 2024 and 2023, the Company recorded amortization expense on intangible assets of $19.9 million and $8.3 million, respectively. Amortization expense as of December 31, 2024 included approximately $12.3 million of accelerated amortization resulting from a revision to the useful lives of certain intangible assets from both the Americas and EMEA reporting segments to reflect the current expected economic useful life due to forecasted industry changes in the interactive flat panel display market as well as the Company's operational strategy to move to a unified worldwide display brand. Changes to gross carrying amount of recognized intangible assets due to translation adjustments were approximately ($0.8) million and ($0.1) million as of December 31, 2024 and 2023, respectively.
Expected future amortization expense for intangible assets as of December 31, 2024 is as follows (in thousands):

2025	$9,426
2026	7,499
2027	2,569
2028	2,575
2029	2,559
Thereafter	1,316
Total	$25,944
NOTE 7 – LEASES
The Company has entered into various operating leases for certain offices, support locations and vehicles with terms extending through December 2038. Generally, these leases have initial lease terms of five years or less.
Operating lease expense was $2.4 million and $2.6 million for the years ended December 31, 2024 and 2023, respectively. Variable lease costs and short-term lease cost were $1.1 million and 1.7 million for the year ended December 31, 2024 and 2023, respectively. Cash paid for amounts included in the measurement of lease liabilities was $2.1 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively.
Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to December 31, 2024 are as follows:

Year ending December 31,	(in thousands)
2025	$2,141
2026	1,848
2027	1,210
2028	854
2029	824
Thereafter	5,835
Total Lease Liabilities	12,712
Less: Imputed Interest	(4,266)
Present Value of Lease Liabilities	$8,446
During the year ended December 31, 2024, the weighted-average remaining lease term was 9.6 years, and the weighted-average discount rate was 10.1%. During the year ended December 31, 2023, the weighted-average remaining lease term was 9.9 years, and the weighted-average discount rate was 10.8%.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Accounts payable	$20,703	$27,448
Accrued expense	3,164	5,106
Other	309	345
Accounts payable and other liabilities	$24,176	$32,899
NOTE 9 – DEBT
The following comprises debt at December 31, 2024 and 2023 (in thousands):

	2024	2023
Debt – Third Parties
Paycheck Protection Program	$16	$72
Note payable - Whitehawk	37,630	43,206
Total debt	37,646	43,278
Less: Premium, discount and issuance costs	498	3,107
Current portion of debt	37,148	1,037
Long-term debt	$—	$39,134
Total debt (net of premium, discount and issuance costs)	$37,148	$40,171
Debt - Third Parties:
WhiteHawk Finance LLC
In order to finance the acquisition of FrontRow Calypso LLC (“FrontRow”), which closed on December 31, 2022, the Company and substantially all of its direct and indirect subsidiaries, including Boxlight and FrontRow as guarantors, entered into a maximum $68.5 million term loan credit facility, dated December 31, 2022 (the “Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral agent (“Whitehawk” or the “Collateral Agent”). The Company received an initial term loan of $58.5 million on December 31, 2022 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10.0 million that may be available for additional working capital purposes under certain conditions (the “Delayed Draw”). The Initial Loan and Delayed Draw are collectively referred to as the “Term Loans.” The Term Loans are secured by substantially all of the assets of the Company. The proceeds of the Initial Loan were used to finance the Company’s acquisition of FrontRow, pay off all indebtedness owed to the Company’s then existing lenders, Sallyport Commercial Finance, LLC and Lind Global Asset Management, LLC, pay related fees and transaction costs, and provide working capital. Of the Initial Loan, $8.5 million was subject to repayment on February 28, 2022, with quarterly principal payments of $625,000 and interest payments commencing March 31, 2022 and the $40.0 million remaining balance plus any Delayed Draw loans becoming due and payable in full on December 31, 2025. The Term Loans bear interest at the LIBOR rate plus 10.75%; provided that after March 31, 2022, if the Company’s Senior Leverage Ratio (as defined in the Credit Agreement) is less than 2.25, the interest rate would be reduced to LIBOR plus 10.25%. Such terms are subject to the Company maintaining a borrowing base in compliance with the Credit Agreement. In the event of non-compliance with the borrowing base, the Company would be subject to an increased interest rate as stated in the Credit Agreement.
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
On April 19, 2024, the Company entered into a sixth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Sixth Amendment”). The Sixth Amendment provided the Company with an additional $2 million working capital bridge loan in April 2024, and an additional $3 million working capital bridge loan in June 2024, of which $2 million was advanced to the Company. The Company was required to pay a fee equal to 6% of the aggregate amount of borrowings under the Sixth Amendment (i.e. $4.0 million). Both working capital bridge loans, including the related fee were paid in full by November 2024, and were not subject to prepayment penalties.
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

The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at December 31, 2024, and believes it will not be in compliance with this covenant at March 31, 2025. In addition, the Company was not in compliance with its borrowing base covenant under the Credit Agreement at December 31, 2024, January 31, 2024 and February 28, 2025. On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan and (ii) waive any events of default that may have arisen as a result of the Company’s failure to (A) maintain the required ratio of indebtedness to adjusted EBITDA (defined more specifically as the “Senior Leverage Ratio” in the Credit Agreement) for the periods ended December 31, 2024 and March 31, 2025 and (B) maintain a value of specified assets in excess of certain borrowings (defined more specifically as a “Borrowing Base” in the Credit Agreement) for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. In addition, no payments were required to be made by the Company to pay down the borrowing base defaults for December 2024, January 2025 and February 2025. The Company is required to pay a fee equal to 6% of the working capital bridge loan under the Eighth Amendment. The bridge loan, including the related fee, is due and payable in full on August 31, 2025, and is not subject to prepayment penalties.
Issuance Cost and Warrants
In conjunction with its receipt of the Initial Loan, the Company issued to the Lender (i) 13,205 shares of Class A common stock (the “Shares”), which Shares were registered pursuant to its existing shelf registration statement and were delivered to the Lender in January 2022, (ii) a warrant to purchase 51,083 shares of Class A common stock (subject to increase to the extent that 3% of any Series B and Series C convertible preferred stock converted into Class A common stock), exercisable at $80.00 per share (the “Warrant”), which Warrant was subject to repricing on March 31, 2022 based on the arithmetic volume weighted average prices for the 30 trading days prior to September 30, 2022, in the event the Company’s stock is then trading below $80.00 per share, (iii) a 3% fee of $1,800,000, and (iv) a $500,000 original issue discount. In addition, the Company agreed to register for resale the shares issuable upon exercise of the Warrant. The Company also incurred agency fees, legal fees, and other costs in connection with the execution of the Credit Agreement totaling approximately $1.7 million. Under the terms of the warrant issued to Whitehawk on December 31, 2021, the exercise price of the warrants would reprice if the stock price on March 31, 2022 was less than the original exercise price, at which time the number of warrants would also be increased proportionately, so that after such adjustment the aggregate exercise price payable for the increased number of warrant shares would be the same as the aggregate exercise price previously in effect. The warrants repriced on March 31, 2022 to $47.60 per share and the shares increased to 85,853.
On July 22, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited institutional investor. According to the terms of the Credit Agreement, as amended, the Purchase Agreement triggered a reduction of the exercise price of the warrants and a revaluation of the derivative liability. The Whitehawk warrants were repriced to $44.00, and shares increased to 92,877.
On February 19, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) with certain institutional accredited investors (the “2025 Investors”). According to the terms of the Credit Agreement, as amended, the Purchase Agreement triggered a reduction of the exercise price of the warrants and a revaluation of the derivative liability. The Whitehawk warrants were repriced to $19.39, and shares increased to 210,723.
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
Debt Maturity
Principal repayments to be made during the next five years on the Company’s outstanding debt facilities at December 31, 2024 are as follows (in thousands):

2025	$37,646
2026	—
2027	—
2028	—
2029	—
Total	$37,646
As of December 31, 2024, the Company reclassified all of its long-term debt to short-term debt due to its maturity date being within the next 12 months. While we have currently engaged financial advisors and are actively working to refinance our existing debt, we do not have written or executed agreements as of the issuance of this Form 10-K. Our ability to refinance our existing debt is based upon credit markets and economic forces that are outside of our control, and there can be no assurance that we will be successful in refinancing our debt, or on terms acceptable to us.
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

December 31, 2024
Common stock issuable upon exercise of warrants	92,877
Market value of common stock on measurement date	$1.90
Exercise price	$44.00
Risk free interest rate (1)	4.17%
Expected life in years	2
Expected volatility (2)	80.0%
Expected dividend yields (3)	—%

December 31, 2023
Common stock issuable upon exercise of warrants	92,877
Market value of common stock on measurement date	$5.35
Exercise price	$44.00
Risk free interest rate (1)	3.93%
Expected life in years	3 years
Expected volatility (2)	114.0%
Expected dividend yields (3)	—%
__________________________________________
(1)The risk-free interest rate was determined using the applicable Treasury Bill as of the measurement date.
(2)The historical trading volatility for 2024 and 2023 was based on historical fluctuations in stock price for Boxlight.
(3)The Company does not expect to pay a dividend in the foreseeable future.
The following table shows the change in the Company’s derivative liabilities for the years ended December 31, 2024 and 2023:

Amount (in thousands)
Balance, December 31, 2023	$205
Exercise of warrants	—
Issuance of warrants	—
Change in fair value of derivative liabilities	(204)
Balance, December 31, 2024	$1

Amount (in thousands)
Balance, December 31, 2022	$472
Exercise of warrants	—
Issuance of warrants	—
Change in fair value of derivative liabilities	(267)
Balance, December 31, 2023	$205

NOTE 11 – INCOME TAX
Pretax income (loss) resulting from domestic and foreign operations is as follows (in thousands):

	2024	2023
United States	$(19,382)	$(30,393)
Foreign	(11,185)	(11,779)
Other Foreign Jurisdictions	323	4,882
Total pretax book loss	$(30,244)	$(37,290)
The components of income tax (benefit) expense at December 31, 2024 and December 31, 2023, are as follows (in thousands):

	2024	2023
Current:
Federal	$(23)	$855
State	55	93
Foreign	875	1,589
Total Current	$907	$2,537

Deferred:
Federal	$—	$81
State	—	—
Foreign	(2,816)	(752)
Total Deferred	$(2,816)	$(671)

Total	$(1,909)	$1,866

The reconciliation of the provision for income taxes at the United States Federal statutory rate compared to the Company’s income tax expense (benefit) as reported is as follows (in thousands):

	2024	2023
Loss before income taxes	$(30,244)	$(37,290)

Income tax benefit computed at the statutory rate	(6,351)	(7,831)
State income taxes-net of federal tax benefit	35	74
Foreign tax rate differential	(474)	(273)
Section 162(m) compensation	—	61
Foreign currency adjustment	1	(90)
GILTI inclusion	404	693
Meals	43	75
Stock compensation	146	141
Amortization	—	4,845
Other book-tax differences	286	(865)
Adjustments to prior periods – temporary differences	693	1,000
Rate changes and differentials	(750)	(53)
Change in valuation allowance	4,058	4,089

Income tax (benefit) expense	$(1,909)	$1,866

Tax effects of temporary differences at December 31, 2024 and December 31, 2023 are as follows (in thousands):

Deferred tax assets:	2024	2023
Fixed assets	$51	$15
Allowance for bad debts	1,022	926
Inventory	408	432
R&D amortization	1,650	1,172
Accrued expenses	48	—
Deferred revenue	5,960	6,143
Stock compensation	108	291
Right of use liability	327	501
Other	97	—
Interest expense limitation	8,770	6,051
Net operating loss carry-forwards	6,736	6,635

Deferred tax assets	$25,177	$22,166
Valuation allowance	(22,231)	(18,173)
Deferred tax assets, net	$2,946	$3,993

Deferred tax liabilities:	2024	2023
Intangible assets	(2,019)	(6,671)
Accrued expenses	(1,277)	(982)
Prepaid expenses	(47)	(48)
Right of use asset	(353)	(492)
Other	(151)	(116)
Deferred tax liabilities	$(3,847)	$(8,309)

Deferred tax liabilities, net	$(901)	$(4,316)
The Company operates in the United States, United Kingdom and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned. The cumulative U.S. Federal net operating losses carryforward on tax basis income was approximately $20.4 million at December 31, 2024 and 2023, of which $6.1 million will expire between December 31, 2032 and December 31, 2037 and $14.4 million will carryforward indefinitely. The cumulative U.S. state net operating losses carryforward was approximately $46.6 million and $41.7 million at December 31, 2024 and 2023, respectively. The cumulative foreign net operating losses carryforward was $2.6 million and $2.1 million at December 31, 2024 and 2023, respectively.
The legacy Boxlight entities are in a net deferred tax asset position in the United States, the United Kingdom, and other jurisdictions are primarily driven by the aforementioned net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on the net deferred tax asset of its legacy Boxlight entities at December 31, 2024 and 2023. The change in its valuation allowance during 2024 is approximately $4.1 million.
The Company completed its IRC Sec. 382 analysis during the second quarter of 2024 and determined that it underwent an ownership change. This caused a limit on the net operating losses generated before 2020. Due to the full valuation allowance on net operating loss carryovers, there is no impact to the financial statements as a result of this limitation.

The Sahara entities have recorded a net deferred tax liability, which is primarily driven by the net deferred tax liability on the intangibles for which it does not have tax basis. The Company does not qualify for any consolidated filing positions in any of these countries, so there is no ability to net the deferred tax liabilities of the Sahara companies against the deferred tax assets of the legacy Boxlight companies. Therefore, the net deferred tax liability of $0.9 million at December 31, 2024 is primarily based on the Sahara acquired entities.
The tax years from 2011 to 2024 remain open to examination in the U.S. federal jurisdictions. The tax years from 2023 to 2024 remain open to examination in the U.K. Statues of limitations vary in other immaterial jurisdictions. The company has not identified any material uncertain tax positions at this time.
During the second quarter of 2021, the Company became aware of a potential state tax exposure for failure to file minimum tax returns in a state for several years. The Company has recorded an exposure item of $95 thousand for its best estimate of the amount for which it will settle the exposure. This amount includes $24 thousand of income tax and $71 thousand of penalties and interest. The Company has not identified any other material uncertain tax positions during the three months ended December 31, 2024.

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
Issuance of preferred shares
Series A Preferred Stock
At the time of the Company’s initial public offering, 250,000 shares of the Company’s non-voting convertible Series A preferred stock were issued to Vert Capital for the acquisition of Genesis. As of December 31, 2024, a total of 167,972 shares of Series A preferred stock remained outstanding which can be converted into 6,693 shares of Class A common stock, at the discretion of the Series A stockholder.
Series B Preferred Stock and Series C Preferred Stock
On September 25, 2020, in connection with the acquisition of Sahara, the Company issued 1,586,620 shares of Series B Preferred Stock and 1,320,850 shares of Series C Preferred Stock. The Series B Preferred Stock has a stated and liquidation value of $10.00 per share and pays a dividend out of the earnings and profits of the Company at the rate of 8% per annum, payable quarterly. The Series B Preferred Stock is convertible into the Company’s Class A common stock at a conversion price of $66.40 which was the closing price of BOXL’s Class A common stock on the Nasdaq stock market on September 25, 2020 (the “Conversion Price”) either (i) at the option of the holder at any time after January 1, 2024 or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price). The Series C Preferred Stock has a stated and liquidation value of $10.00 per share and is convertible into the Company’s Class A common stock at the Conversion Price either (i) at the option of the holder at any time after January 1, 2026 or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price).

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
Common Stock
Following the Company's one-for-five reverse stock split in February 2025, the Company’s common stock consists of 3,750,000 shares of Class A voting common stock and 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of December 31, 2024 and December 31, 2023, the Company had 1,970,615 and 1,940,900 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at December 31, 2024 and December 31, 2023.
Repurchase Plan
On February 14, 2023, the Board of Directors of Boxlight Corporation approved the Company’s establishment of a share repurchase program (the “Repurchase Program”) authorizing the Company to purchase up to $15.0 million of the Company’s Class A common stock. Pursuant to the Repurchase Program, the Company may, from time to time, repurchase its Class A common stock in the open market, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in accordance with applicable securities laws and other restrictions. The timing and total amount of any repurchases made under the Repurchase Program will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The authorization expires on January 26, 2027, may be suspended or discontinued at any time, and does not obligate the Company to acquire any amount of Class A common stock. As of December 31, 2024, the Company had not utilized the Repurchase Program.
NOTE 13 – STOCK COMPENSATION
The Company has issued grants under two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which a total of 159,761 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 125,000 shares of the Company’s Class A common stock have been approved for issuance. Upon approval of the 2021 Plan in September 2021, any shares remaining available for issuance under the 2014 Plan were cancelled, and all future grants were issued under the 2021 Plan. The 2021 Plan allows for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights or otherwise, to the Company’s officers, directors, employees and consultants. Prior to the second quarter of 2023, the Company had issued 154,981 shares under the 2021 Plan such that the Company was over the authorized share number. The fair value of shares previously issued in excess of the approved shares under the 2021 Plan of approximately $13 thousand was reclassed from liability to equity during the year ended December 31, 2023.
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
Following is a summary of the option activities during the years ended December 31, 2024 and 2023:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2022	97,897	$64.40	2.17
Granted	72,860	$13.55
Exercised	(2,500)	$5.20
Cancelled	(98,605)	$50.25
Outstanding, December 31, 2023	69,652	$33.25	2.09
Granted	—	$—
Exercised	—	$—
Forfeited	(5,860)	$41.40
Expired	(29,651)	$33.20
Outstanding, December 31, 2024	34,141	$31.80	0.65
Exercisable, December 31, 2024	32,821	$32.05	0.56
As of December 31, 2024 and December 31, 2023, the stock options had no intrinsic value.
On February 14, 2022, with an effective date of January 1, 2022, the Company entered into a letter agreement with Michael Pope, our now former Chairman and Chief Executive Officer, extending Mr. Pope’s term of employment with the Company. Under the terms of the agreement, Mr. Pope received a grant 12,352 options to purchase Class A Common Stock, which are valued at approximately $420 thousand. On January 4, 2024, Mr. Pope's employment with the Company terminated resulting in the forfeiture of these options.
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

The following is a summary of the restricted stock activities during the years ended December 31, 2024 and 2023.

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2022	60,776	$55.20
Granted	99,680	$10.25
Vested	(63,799)	$29.20
Forfeited	(14,967)	$17.80
Outstanding, December 31, 2023	81,690	$26.85
Granted	3,200	$5.20
Vested	(29,626)	$33.85
Forfeited	(40,628)	$18.30
Outstanding, December 31, 2024	14,636	$30.50
2024 Grants
During the fiscal year 2024, the Company granted 3,200 RSUs to our now former Chairman and Chief Executive Officer, Michael Pope, in conjunction with his transition to a non-executive member of the Board of Directors.
2023 Grants
During fiscal year 2023, the Company granted 99,680 RSUs of which 12,460 were subsequently cancelled. On August 25, 2023, the Company granted 42,211 RSUs to its board of directors and 42,999 RSUs to certain members of senior management.
Warrants
The following is a summary of the warrant activities during the years ended December 31, 2024 and 2023:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2022	277,201	$32.85	5.25
Granted	—	$—	—
Exercised	—	$—	—
Outstanding, December 31, 2023	277,201	$32.85	3.72
Granted	—	$—
Exercised	—	$—
Outstanding, December 31, 2024	277,201	$32.85	2.70
Exercisable, December 31, 2024	277,201	$32.85	2.70
Stock compensation expense
Long-term incentive plan
On August 15, 2024, the Company granted a long-term incentive plan (LTIP) cash award pursuant to its 2021 Equity Incentive Plan to members of the Company’s Board of Directors and senior management. The amount of each award earned will depend on the performance of the Company relative to certain performance targets related to share price appreciation of the Company’s Class A common stock during the respective performance cycles. The LTIP awarded to the Company's Board of Directors have a performance period ending on March 31, 2025, whereas the LTIP awarded to senior management have three consecutive 12-month performance periods ending June 30, 2025, June 30, 2026, and June 30, 2027. The target payout under the LTIP awarded to the Board of Directors and senior management is $420 thousand and $1.1 million, respectively. If the Company’s performance relative to the performance goal during the performance cycle is not equal to the performance target, the target Cash LTIP Award will be adjusted based on actual performance. At no time during the performance cycle shall the payout be less than 1/3 or exceed 3 times the target cash LTIP Award, unless a change a control has occurred. Cash payments are subject to the Company’s compliance with all covenants contained in the Company’s credit facilities in effect at the conclusion of each performance cycle. There have been no cash payments as of December 31, 2024. As amounts earned for the awards are based on changes in the Company's stock price, the Company will recognize a liability for compensation cost each reporting period based on the fair value as of each reporting date proportionally with the elapsed time at each reporting period. The liability is recognized in other short-term liabilities in the consolidated balance sheets. The Company used a Model Monte Carlo Simulation model to determine the fair value of the LTIP as of December 31, 2024 to be $358 thousand. Key inputs to the valuation of the awards include the stock price as of the award effective date and the valuation date, the discount rate, and historical volatility in the Company’s stock price.

December 31, 2024
Common stock issuable upon exercise of warrants
Market value of common stock on measurement date	$1.90
Risk free interest rate (1)	4.17 - 4.28%
Expected life in years	0.25 - 2.50 years
Expected volatility (2)	70 - 80%
(1) The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2) The historical trading volatility was based on historical fluctuations in stock price for Boxlight.
For the years ended December 31, 2024 and 2023, the Company recorded the following stock compensation expense which is included in general and administrative expense in the Company’s consolidated statement of operations and comprehensive loss (in thousands):

	2024	2023
Stock options	$68	$1,105
Restricted stock units	962	2,023
Equity-based Warrants	1	3
Long-term incentive plan	358	—
Total stock compensation expense	$1,389	$3,131
During the year ended December 31, 2023, certain members of senior management voluntarily forfeited certain unvested restricted stock units and stock option awards to increase share availability under the Company’s Equity Incentive Plan. The Company recorded stock compensation expense for the fair value of these cancelled awards of $624 thousand during the year ended December 31, 2023. As of December 31, 2024, there was approximately $0.4 million of unrecognized compensation expense related to unvested options, RSU’s, and warrants, which will be amortized over the remaining vesting period. Of that total, approximately $0.3 million is estimated to be recorded as stock compensation expense in 2025.
NOTE 14 – OTHER RELATED PARTY TRANSACTIONS
Management Agreements
On November 1, 2022, the Company entered into a consulting agreement with Mark Elliott, former CEO of Boxlight and a current member of the board of directors. The agreement is for Mr. Elliott to provide sales, marketing, management and related consulting services to assist the Company in sourcing and entering into agreements with one or more customers to provide products and services for specified school districts. The Company will pay Mr. Elliott a fixed payment of $4,000 per month and commissions equal to 15% of gross profit derived by the Company based on total purchase order revenue. The agreement, unless cancelled, will renew every year on December 31st. For the year ended December 31, 2024, the Company paid $352 thousand under the agreement.
On January 31, 2018, the Company entered into a management agreement (the “Management Agreement”) with an entity owned and controlled by our now former CEO and Chairman, Michael Pope. The Management Agreement was separate and apart from Mr. Pope’s employment agreement. The Management Agreement was effective as of the first day of the same month that Mr. Pope’s employment with the Company terminates, and for a term of 13 months, Mr. Pope will provide consulting services to the Company including sourcing and analyzing strategic acquisitions, assisting with financing activities, and other services. As consideration for the services provided, the Company will pay a management fee equal to 0.375% of the consolidated net revenues of the Company, payable in monthly installments, not to exceed $250,000 in any calendar year. At his option, Mr. Pope may defer payment until the end of each year and receive payment in the form of shares of Class A common stock of the Company.
On January 4, 2024, Mr. Pope’s employment with the Company terminated. In accordance with the Management Agreement, Mr. Pope is expected to continue providing consulting services to the Company for the subsequent 13 months. For the year ended December 31, 2024, the Company paid $250 thousand under the agreement.
NOTE 15 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. At December 31, 2024 the total amount of such open inventory purchase orders was $10.8 million.
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
For the year ended December 31, 2024, the Company's revenues were not concentrated with one or more customers. The Company’s revenues were concentrated with one customer for the year ended December 31, 2023.

Customer	Total revenues from the customer as a percentage of total revenues for the year ended December 31, 2024	Accounts receivable from the customer as of December 31, 2024 (in thousands)	Total revenues from the customers as a percentage of total revenues for the year ended December 31, 2023	Accounts receivable from the customers as of December 31, 2023 (in thousands)
1	—%	$—	10%	$1,762
The loss of a significant customer or the failure to attract new customers could have a material adverse effect on our business, results of operations and financial condition.

For the year ended December 31, 2024 and December 31, 2023, the Company's purchases were concentrated among one vendor.

Vendor	Total purchases from the vendor as a percentage of total cost of revenues for the year ended December 31, 2024	Accounts payable (prepayment) to the vendor as of December 31, 2024 (in thousands)	Total purchases from the vendors as a percentage of total cost of revenues for the year ended December 31, 2023	Accounts payable (prepayment) to the vendors as of December 31, 2023 (in thousands)
1	51%	$16,059	48%	$20,472
The Company believes there are numerous other suppliers that could be substituted should the above supplier become unavailable or non-competitive.

NOTE 17 - SEGMENTS
Information about our Company’s operations by operating segment is shown in the following tables (in thousands):

	Year Ended December 31, 2024
	Americas	EMEA	Rest of World	Eliminations and Adjustments (1)	Total

Revenues, net	$65,514	$73,858	$593	$(4,072)	$135,893
Less (2)
Cost of sales	41,024	50,770	399	(3,241)	88,952
Segment gross profit	24,490	23,088	194	(831)	46,941

Less (2)
General and administrative expenses	29,633	32,207	425	20	62,285
Interest expense	10,243	9	—	—	10,252
Income tax expense	(2,430)	585	(64)	—	(1,909)
Other segment items (3)	3,991	1,369	—	(712)	4,648
Net Loss	$(16,947)	$(11,082)	$(167)	$(139)	$(28,335)
(1) Eliminations and adjustments represent net sales between the Americas, EMEA and Rest of World segments. Sales between these segments are generally valued at market.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the Chief Operating Decision Maker.
(3) Other Segment items for reach reportable segment includes:
Research and development - consists primarily of personnel related costs, prototype and sample costs, design costs, and global product certifications mostly for wireless certifications.
Other Expense - consists of interest expense associated with our debt financing arrangements, (gains) or losses on settlements of debt, and the effects of changes in the fair value of derivative liabilities.

	Year Ended December 31, 2023
	Americas	EMEA	Rest of World	Eliminations and Adjustments (1)	Total

Revenues, net	$95,990	$88,256	$2,949	$(10,474)	$176,721
Less (2)
Cost of sales	57,873	63,597	1,640	(9,691)	113,419
Segment gross profit	38,117	24,659	1,309	(783)	63,302

Less (2)
General and administrative expenses	35,814	25,107	422	(91)	61,252
Impairment of goodwill	17,344	8,183	—	(332)	25,195
Interest expense	10,821	19	—	—	10,840
Income tax expense	772	818	276	—	1,866
Other segment items (3)	3,278	476	—	(449)	$3,305
Net Loss	$(29,912)	$(9,944)	$611	$89	$(39,156)
(1) Eliminations and adjustments represent net sales between the Americas, EMEA and Rest of World segments. Sales between these segments are generally valued at market.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the Chief Operating Decision Maker.
(3) Other Segment items for reach reportable segment includes:
Research and development - consists primarily of personnel related costs, prototype and sample costs, design costs, and global product certifications mostly for wireless certifications.
Other Expense - consists of interest expense associated with our debt financing arrangements, (gains) or losses on settlements of debt, and the effects of changes in the fair value of derivative liabilities.

	December 31, 2024	December 31, 2023
Identifiable Assets
Americas	$50,318	$72,638
EMEA	63,863	86,045
Rest of World	1,124	3,090
Total Identifiable Assets	$115,305	$161,773
NOTE 18 – SUBSEQUENT EVENTS

Private Placement

On February 19, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) with certain institutional accredited investors (the “2025 Investors”), pursuant to which the Company agreed to issue and sell, in a private placement priced at-the-market under the rules of The Nasdaq Stock Market (the “2025 Private Placement”), an aggregate of (i) 260,000 shares (the “2025 Shares”) of the Company’s Class A common stock, (ii) pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase up to an aggregate of 1,063,000 shares of Class A Common Stock (the “2025 Pre-Funded Warrant Shares”), and (iii) warrants (the “2025 Common Warrants” and, together with the 2025 Pre-Funded Warrants, the “2025 Warrants”) to purchase up to an aggregate of 1,323,000 shares of Class A Common Stock (the “2025 Common Warrant Shares” and, together with the 2025 Pre-Funded Warrant Shares, the “2025 Warrant Shares”). The purchase price of each 2025 Share and accompanying 2025 Common Warrant was $2.13, and the purchase price of each 2025 Prefunded Warrant and accompanying 2025 Common Warrant was $2.1299. The 2025 Private Placement closed on February 21, 2025, and the Company issued the 2025 Shares and executed and delivered the 2025 Warrants. The gross proceeds from the 2025 Private Placement were approximately $2.8 million, before deducting placement agent fees and other private placement expenses. Each 2025 Pre-Funded Warrant has an initial exercise price of $0.0001 per share (subject to adjustments as set forth therein), is immediately exercisable upon issuance and will expire when exercised in full. Each 2025 Common Warrant has an initial exercise price of $2.13 per share (subject to adjustments as set forth therein), is exercisable six months following the date of issuance and will expire five and a half years from the date of issuance. Pursuant to the Purchase Agreement, on or before the 45th day following the closing of the 2025 Private Placement, the Company has agreed to file a registration statement (the “Registration Statement”) with the Securities Exchange Commission (“SEC”). The Company further agreed to use commercially reasonable efforts to cause the Registration Statement to be declared effective by the SEC within 60 days after the date of the closing of the 2025 Private Placement, or 90 days after the date of the closing of the 2025 Private Placement if the SEC reviews the Registration Statement.

    Following a private placement offering in February 2025, which included the issuance of 1,323,000 common warrant shares, our number of authorized but unissued shares of Class A common stock remaining under our articles of incorporation would not be sufficient to issue shares should all of the common warrants be exercised. The Company intends to request shareholder approval to increase the number of Class A common shares authorized in 2025; however, there can be no certainty that shareholder approval will be obtained.

Amendments to Certificates of Designation

On February 20, 2025, the Company filed with the Secretary of State of the State of Nevada (i) an Amendment to the Certificate of Designation of its Series B Preferred Stock (the “Series B Amendment”) and (ii) an Amendment to the Certificate of Designation of its Series C Preferred Stock (the “Series C Amendment” and, together with the Series B Amendment, the “Amendments”). Each Amendment was approved by the holders of a majority of the outstanding shares of Series B Preferred Stock or Series C Preferred Stock, as applicable, in accordance with the applicable Certificate of Designation. Pursuant to the Amendments, neither the Series B Preferred Stock nor the Series C Preferred Stock shall be convertible into Class A Common Stock until the earlier of (1) the effectiveness of an amendment to the articles of incorporation of the Company increasing the number of shares of authorized Class A Common Stock to at least 25,000,000 shares (subject to adjustments as set forth therein) and (2) August 19, 2025.

Eighth Amendment to Credit Agreement

On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan and (ii) waive any events of default that may have arisen as a result of the Company’s failure to (A) maintain the required ratio of indebtedness to adjusted EBITDA (defined more specifically as the “Senior Leverage Ratio” in the Credit Agreement) for the periods ended December 31, 2024 and March 31, 2025 and (B) maintain a value of specified assets in excess of certain borrowings (defined more specifically as a “Borrowing Base” in the Credit Agreement) for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. In addition, no payments were required to be made by the Company to pay down the borrowing base defaults for December 2024, January 2025 and February 2025. The Company is required to pay a fee equal to 6% of the working capital bridge loan under the Eighth Amendment. The bridge loan, including the related fee, is due and payable in full on August 31, 2025, and is not subject to prepayment penalties.

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
Management’s Report on Internal Control Over Financial Reporting
Our principal executive officer and our principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO"). Based upon such assessment and due to the existence of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and our principal accounting and financial officer have concluded that, as of December 31, 2024, our internal control over financial reporting was not effective, including:
•Our written policies and procedures over accounting transaction processing and period end financial close and reporting and our formal internal assessment are limited which has resulted in ineffective oversight in the establishment of proper monitoring controls over accounting and financial reporting; and
•We lacked sufficient review of certain financial transactions and critical financial spreadsheets, such that a proper review had not been performed by someone other than preparer, and that process documentation is lacking for review and monitoring controls over accounting and financial reporting as well as evaluation of completeness and accuracy of information used in the financial reporting process. In addition, the Company has certain incompatible responsibilities for certain individuals within our general technology controls environment.

•The Company did not readily maintain evidence of an arrangement for certain revenue transactions, such as purchase order support or evidence of shipping support.

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
• The Company has added and will continue to add finance and accounting personnel as required to the organization to strengthen our finance and accounting teams. The additional personnel are expected to provide oversight, structure, reporting lines, and additional review over the Company's disclosures.
• The Company will continue to develop new written accounting policies and procedures over accounting transaction processing and period end financial close and reporting.
• The Company has increased and will continue to increase training for all relevant personnel designed to uphold our internal controls standards.
The identified material weaknesses will not be considered remediated until the remediation plans have been fully implemented, the applicable controls operate for a sufficient period of time, and the Company has concluded that newly implemented controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Other than the material weaknesses identified related to our general technology control environment and maintaining evidence of certain revenue transactions described above and the related remediation activities, there were no changes made in the internal controls over financial reporting for the year ended December 31, 2024 that have materially affected our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Eighth Amendment to Credit Agreement

On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan and (ii) waive any events of default that may have arisen as a result of the Company’s failure to (A) maintain the required ratio of indebtedness to adjusted EBITDA (defined more specifically as the “Senior Leverage Ratio” in the Credit Agreement) for the periods ended December 31, 2024 and March 31, 2025 and (B) maintain a value of specified assets in excess of certain borrowings (defined more specifically as a “Borrowing Base” in the Credit Agreement) for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. In addition, no payments were required to be made by the Company to pay down the borrowing base defaults for December 2024, January 2025 and February 2025. The Company is required to pay a fee equal to 6% of the working capital bridge loan under the Eighth Amendment. The bridge loan, including the related fee, is due and payable in full on August 31, 2025, and is not subject to prepayment penalties.

The foregoing description of the Eighth Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Eighth Amendment, a copy of which is filed as Exhibit 10.89 to this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders. A copy of the Company's insider trading policy is filed as Exhibit 19 to this Form 10-K.
ITEM 11 EXECUTIVE COMPENSATION
The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders.
The independent registered public accounting firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Atlanta, Georgia.

PART IV
[ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES]

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report

Exhibit No.	Description of Exhibit
3.1	Eleventh Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-204811) filed on December 15, 2016).

3.2	Amended and Restated Bylaws adopted June 24, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 24, 2021).

3.3	Certificate of Change, filed on June 13, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 13, 2023).

3.4	Certificate of Change, filed on February 12, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 13, 2025).

4.1	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 in the Registration Statement on Form S-1 (Reg. No. 377-00845) filed on June 9, 2015).

4.2	Amended and Restated Certificate of Designations of the Series A Convertible Preferred Stock filed on July 19, 2019.

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

4.8	Form of Warrant, dated December 31, 2021, issued to WhiteHawk Finance LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8- K filed January 5, 2022).

4.9	Description of Securities. (Incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K filed March 16, 2023).

4.10	Form of Pre-Funded Warrant, dated July 22, 2022, issued to an accredited institutional investor (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8- K filed July 26, 2022).

4.11	Form of Warrant, dated July 22, 2022, issued to an accredited institutional investor (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8- K filed July 26, 2022).

4.12	2025 Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8- K filed February 21, 2025).

4.13	2025 Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8- K filed February 21, 2025).

4.14	Amendment to Certificate of Designation (Series B Preferred Stock) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8- K filed February 21, 2025).

4.15	Amendment to Certificate of Designation (Series C Preferred Stock) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8- K filed February 21, 2025).

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

10.17
Employment agreement, dated September 1, 2018, by and between Boxlight Corporation and Aleksandra Leis (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-1(Reg. No. 333-226068) filed on September 24, 2018).†

10.18
Employment agreement, dated September 1, 2018, by and between Boxlight Corporation and Daniel Leis (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form S-1(Reg. No. 333-226068) filed on September 24, 2018.†

10.19
Asset Purchase Agreement, dated March 12, 2019, between Boxlight Corporation, Boxlight Inc., Modern Robotics and Stephen Fuller (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2019).

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

10.28
Amended and Restated Employment Agreement, dated January 13, 2020, between Boxlight Corporation and James Mark Elliott (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 14, 2020).†

10.29	Employment letter, dated January 13, 2020, between Boxlight Corporation and Harold Bevis (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 14, 2020).†

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

10.37	Employment Agreement, dated February 21, 2020, between Boxlight Corporation and Takesha Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 26, 2020).†

10.38
Agreement, dated March 3, 2020, between Boxlight Corporation, Everest Display, Inc and AMAGIC Holographics, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 13, 2020).

10.39	Employment Agreement, dated March 20, 2020, between Boxlight Corporation and Michael Pope (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 23, 2020).†

10.40
Amended and Restated Employment Agreement, dated April 1, 2020, between Boxlight Corporation and Daniel Leis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 10, 2020).†

10.41
Letter Agreement, dated April 17, 2020, between Boxlight Corporation, Boxlight Inc. and MyStemKits, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 22, 2020).

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

10.54
Employment Agreement, dated November 1, 2019, between Sahara Presentation Systems PLC and Mark Starkey (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 19, 2020).†

10.55	Amendment No. 2 to the Boxlight Corporation 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 dated October 7, 2020).†

10.56
Deed of Variation, dated September 24, 2020, between Sahara Presentation Systems PLC and Mark Starkey (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 19, 2020).

10.57
Employment Agreement, dated April 7, 2020, between Sahara Presentation Systems PLC and Patrick Foley (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 30, 2020).†

10.58
Deed of variation, dated September 24, 2020, between Sahara Presentation Systems PLC and Patrick Foley (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 30, 2020).

10.59
Employment Agreement, dated January 1, 2019, between Sahara Presentation Systems PLC and Shaun Marklew (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed November 30, 2020).†

10.60
Deed of variation, dated September 24, 2020, between Sahara Presentation Systems PLC and Shaun Marklew (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 30, 2020).

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

10.67	Boxlight Corporation 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on October 14, 2021).†

10.68
Fourth Amended and Restated Intercreditor Agreement dated August 23, 2021, between Boxlight Corporation, Sallyport Commercial Finance, LLC, Lind Global Macro Fund, LP and Lind Global Asset Management, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 27, 2021).

10.69
Employment Agreement dated September 15, 2021 between Boxlight Corporation and Aleksandra Leis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 20, 2021).†

10.70
Membership Interest Purchase Agreement dated October 29, 2021, between Boxlight Corporation, Boxlight Inc., FrontRow Calypso LLC, Phonic Ear Inc. and Calypso Systems LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 1, 2021).

10.71
Credit Agreement dated December 31, 2021, between Boxlight Corporation, its subsidiaries, Whitehawk Finance LLC., and White Hawk Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 5, 2022).

10.72	Employment Agreement dated February 14, 2022, between Boxlight Corporation and Michael Pope (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 18, 2022).†

10.73	Notice of Default and Reservation of Rights dated March 29, 2022, from Whitehawk Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 4, 2022).

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

10.76	Employment Agreement, dated June 13, 2022, between Boxlight Corporation and Greg Wiggins (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 14, 2022).†

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

10.84
Sixth Amendment to the Credit Agreement, dated April 19, 2024, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC. (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed April 23, 2024.

10.85
Seventh Amendment and Waiver to Credit Agreement, dated August 12, 2024, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC (incorporated by reference to exhibit 10.3 to the Quarterly Report on Form 10-Q filed August 13, 2024).

10.86
Waiver to Credit Agreement, dated November 14, 2024, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC (incorporated by reference to exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 14, 2024)

10.87	Placement Agent Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K filed February 21, 2025).

10.88	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8- K filed February 21, 2025).

10.89	Eighth Amendment and Waiver to Credit Agreement, dated March 24, 2025, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC*

14.1	Code of Business Conduct and Ethics *(Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed March 16, 2023)

16.1	Letter of FORVIS, LLP, dated June 2, 2022 to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed June 2, 2022.)

19.1	Amended and Restated Insider Trading Policy (Incorporated by reference to Exhibit 10.81 to the Annual Report on Form 10-K filed March 16, 2023)

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed March 16, 2023)

23.1	Consent of Forvis Mazars, LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Clawback Policy adopted April 5, 2024 (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q filed on May 8, 2024).

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
________________________________
*filed herewith.
**Furnished herewith
†Management contract or compensatory plan or arrangement
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXLIGHT, CORPORATION
(Registrant)

By:	/s/ DALE W. STRANG
Dale W. Strang
Chief Executive Officer
Principal Executive Officer
Date: March 28, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale W. Strang	Chief Executive Officer	March 28, 2025
Dale W. Strang	(principal executive officer)

/s/ Gregory S. Wiggins	Chief Financial Officer	March 28, 2025
Gregory S. Wiggins	(principal financial and accounting officer)

/s/ Rudolph F. Crew	Director	March 28, 2025
Rudolph F. Crew

/s/ Roger W. Jackson	Director (Chairman of the Board)	March 28, 2025
Roger W. Jackson

/s/ Tiffany Kuo	Director	March 28, 2025
Tiffany Kuo

/s/ Charles P. Amos	Director	March 28, 2025
Charles P. Amos

/s/ Michael R. Pope	Director	March 28, 2025
Michael R. Pope	(former Chairman and Chief Executive Officer)

/s/ Mark Elliott	Director	March 28, 2025
Mark Elliott