Form 10-K/A
period 2024-12-31
Boxlight Corp
filed 2025-04-23
CIK 1624512

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
DOCUMENTS INCORPORATED BY REFERENCE
None

BOXLIGHT CORPORATION
AMENDMENT NO. 1 TO 2024 ANNUAL REPORT ON FORM 10-K
EXPLANATORY NOTE
This Amendment No. 1 to the annual report of Boxlight Corporation (the “Company”) on Form 10-K/A (this “Form 10-K/A”) amends the Company’s annual report on Form 10-K for the year ended December 31, 2024, which was originally filed with the Securities and Exchange Commission on March 28, 2025 (the “Original Form 10-K”). This Form 10-K/A is being filed for the sole purpose of providing information required by Part III of Form 10-K that was not intentionally omitted from Part III of the Original Form 10-K. The Part III information may be incorporated by reference from the Company’s definitive proxy statement, or if such proxy statement is not filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, such information may be included in an amendment to the Form 10-K.

In addition, this Form 10-K/A amends Item 15 of Part IV of the Original 10-K to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

Except as expressly noted above, this Form 10-K/A does not modify or update in any way the disclosures made in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment.

As used in this Form 10-K/A, unless we state otherwise or the context otherwise requires, references to “Boxlight,” “we,” “our,” “us” or the “Company” refer to Boxlight Corporation, a Nevada corporation.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Directors

The table below states certain information with respect to each director of Boxlight’s Board of Directors (the “Board” or “Board of Directors”). There are no arrangements or understandings between Boxlight and any director pursuant to which such person was elected or nominated to be a director of Boxlight. For information with respect to security ownership of directors, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Name	Age	Position(s) With the Company	Director Since	Term Expires
Dale Strang	65	Chief Executive Officer	2017	2025
R. Wayne Jackson	67	Chairman and Independent Director	2020	2025
Michael Pope	44	Non-Executive Director	2014	2025
James Mark Elliott	72	Non-Executive Director	2014	2025
Tiffany Kuo	35	Independent Director	2014	2025
Rudolph F. Crew	74	Independent Director	2015	2025
Charles P. Amos	58	Independent Director	2020	2025
Dale Strang. Mr. Strang has been a director of our Company since August 2017 and became our Interim Chief Executive Officer in January 2024. Prior to becoming Interim Chief Executive Officer, Mr. Strang served as Chairman of our Compensation Committee and as a member of the Audit Committee and the Nominating & Corporate Governance Committee. Most recently, he served as Vice President of Strategic Partnerships for Johnson Controls International plc, a global producer of building products and systems, from June 2018 to July 2023. He has served as a Senior Vice President of Media Strategy & Operations at Healthline Networks since 2015. Mr. Strang was President and Chief Executive officer of SpinMedia from 2013 to 2015. Mr. Strang was the Chief Executive Officer and President at Viximo from 2010 to 2012. Mr. Strang has over 25 years of media experience with successful businesses including IDG, Ziff-Davis and IGN/Fox Interactive. Mr. Strang has more than 18 years of experience in consumer technology and video game publishing, including 14 years at the senior management level. He served as Executive Vice President and General Manager, Media Division, of IGN Entertainment. In this position, he oversaw advertising sales, marketing and the production of editorial content for all IGN entertainment media properties. We believe Mr. Strang’s experience in business, advertising and marketing will add value and insight to our board of directors.

R. Wayne Jackson. Mr. Jackson has been a director of our Company since June 2020 and became our Chairman of the board of directors on January 4, 2024. In addition, Mr. Jackson serves as Chairman of our Audit Committee. Mr. Jackson joined Seaton Hill Partners, a CFO services firm, in January 2025. From August 2022 through August 2024, Mr. Jackson was CFO and Co-Interim CEO for FreshBooks, an accounting and billing software company. From August 2020 to August 2022, Mr. Jackson was CFO of Cantaloupe, Inc, a global technology leader powering self-service commerce. From July 2015 to December 2019, Mr. Jackson served as the Chief Financial Officer of Secureworks Corp., a global cybersecurity company that offers solutions for managed detection and response, threat hunting, and incident response.

Michael Pope. Mr. Pope has served as a director of our Company since September 2014. From July 2015 until November 2020, Mr. Pope also served as our president and from March 2020 to January 2024 served as our Chairman and Chief Executive Officer. On January 12, 2024 Mr. Pope ceased being our Chairman and Chief Executive Officer, but remains as a non-executive member of our board of directors. Mr. Pope currently serves as the manager of Yalecrest Partners, LLC, and Yalecrest GP 1 LLC, the investment advisor and general partner, respectively, to Yalecrest Fund I, LP, an Atlanta based private mergers and acquisition and private investment fund, and as a member of the investment advisor and general partner of Yalecrest’s predecessor, Skypeak Fund I LP, a private equity fund focused on strategic investment opportunities. From October 2011 to October 2016, Mr. Pope served as Managing Director at Vert Capital, a Los Angeles based merchant bank, and its affiliates, managing portfolio holdings in the education, consumer products, technology and digital media sectors. Prior to joining Vert Capital, from May 2008 to October 2011, Mr. Pope was Chief Financial Officer and

Chief Operating Officer for the Taylor Family in Salt Lake City, managing family investment holdings in consumer products, professional services, real estate and education. Mr. Pope also held positions including Senior SEC Reporting Accountant at Omniture (previously listed on Nasdaq and acquired by Adobe (Nasdaq: ADBE) in 2009) and Assurance Associate at Grant Thornton. Mr. Pope serves on the boards of various organizations including Focus Universal, Inc. (Nasdaq: FCUV) and Novo Integrated Sciences, Inc. (Nasdaq: NVOS). Mr. Pope earned his undergraduate and graduate degrees in accounting from Brigham Young University with academic honors. Our board of directors believes Mr. Pope’s industry experience and knowledge of Boxlight makes him a valuable member of our board of directors.

James Mark Elliott. Mr. Elliott has served on our board of directors since 2014. Mr. Elliot also serves as a consultant to provide sales, marketing, management and related consulting services to the Company. Prior to 2014, Mr. Elliot served as our Chief Commercial Officer from January 2020 until January 2021. He previously served as our Chief Executive Officer from September 2014 until January 2020. From 2012 to June 2017, Mr. Elliott has also served as the President of Genesis, which was dissolved and merged into Boxlight in June 2017. From 2005 through 2012, he was the President of Promethean, Inc., a manufacturer and distributor of whiteboards and interactive learning devices and led the team that grew Promethean in the Americas from $5 million in revenue to $250 million, with over 1,300,000 interactive whiteboards installed around the world. Throughout his career, Mr. Elliott has held senior executive roles, including president, senior vice president or director roles with Apple Computer, Lawson Software, E3 Corporation, PowerCerv Technologies, Tandem Computers, and Unisys/Burroughs. Mr. Elliott received a BBA in Economics from the University of North Georgia and a Master of Science degree in Industrial Management from Georgia Institute of Technology. Based on Mr. Elliott’s position as the Chief Executive Officer of both the Company and Genesis, and his executive level experience in interactive learning devices and computer technology industries, our board of directors believes that Mr. Elliott has the appropriate set of skills to serve as a member of our board of directors.

Tiffany Kuo. Mrs. Kuo has been a director of our Company since September 2014. She currently is leading and shaping product development for Microsoft’s healthcare business. Additionally, she is also a Senior Venture Partner at Pioneer Fund, leading investments in the VC’s later-stage investments. Prior to that, from 2011 until 2014 and then from 2017 until 2020, Mrs. Kuo worked at Deloitte Consulting where she built and launched digital health and life sciences innovations. She also co-founded a Ycombinator-backed personalized health start-up, Multiply Labs. Ms. Kuo graduated from Rice University with a Bachelor of Science and Master of Science in Electrical Engineering in 2011 and obtained an MBA from the Sloan Master of Business Administration Program at The Massachusetts Institute of Technology. We believe that Mrs. Kuo’s experience in business strategy, product, and operations adds value and insight to our board of directors.

Rudolph F. Crew. Dr. Crew has been a director of our Company since April 2015. Since August 2013, Dr. Crew has served as the President of Medgar Evers College. From July 2012 to July 2013, he was the chief education officer at Oregon Education Investment Board, overseeing the PK-16 system. From September 2011 to July 2012, Dr. Crew served as the president of K12 Division at Revolution Prep, a company that offers preparation courses for the SAT and ACT standardized achievement tests. Prior to that, from January 2009 to July 2013, he was a professor at USC Rossier School of Education, teaching graduate school courses. From January 2009 to September 2011, Dr. Crew also served as the president of Global Partnership Schools, an organization that offers planning support services and collaborative programs to public schools and school districts. Dr. Crew received his bachelor’s degree in management from Babson College in 1972. He earned his master’s degree in urban education in 1973 and his doctoral degree in educational administration in 1978, both from the University of Massachusetts. We believe that Dr. Crew’s in-depth knowledge and extensive experience in education field make him a valuable member of our board of directors.

Charles P. Amos. Mr. Amos has been a director of our Company since June 2020 and is a 30-year veteran of the education market and has served in a number of leadership and board positions over that time. Most recently Mr. Amos served as the CEO of GuideK12, a K-12 education focused data analytics company from June 2012 to February of 2020. GuideK12 was acquired by Forecast 5 in February of 2020. He has been CEO of The Amos Group since August of 2007. Prior to 2008, Mr. Amos served as the CEO and Chairman of Atomic Learning (now called Hoonuit), as well as serving in sales leadership positions at Apple and EdTech, LLC. Mr. Amos received a B.S. in Business with an emphasis on finance. Mr. Amos’ 30 years of experience in the US and international K-12 market and his long track record as a successful entrepreneur makes him ideally suited to and valued as a member of our board of directors.

Our Executive Officers

In addition to Dale Strang, our chief executive officer and a director of the Company, whose biography can be found in “Our Directors” above, the following individuals serve as our executive officers:

Greg Wiggins, Chief Financial Officer. Greg Wiggins, age 45, has been our Chief Financial Officer since 2022. Mr. Wiggins is a certified public accountant with more than 20 years of experience providing corporate finance leadership to high-growth companies. Mr. Wiggins brings extensive public accounting, public company, and corporate finance experience. From 2019 to 2022, he served as an Assurance Director at BDO USA, LLP where he performed critical tasks associated with assurance and risk management, utilizing advanced knowledge of US GAAP and SEC reporting rules. Previously, from 2017 to 2019, Mr. Wiggins was Chief Financial Officer of Mitch Cox Companies where he helped drive growth by developing short- and long-term strategic financial objectives and strategies; managed accounting, investor relations, legal, tax, and treasury functions; and advised senior leadership on financial implications. Mr. Wiggins also spent seven years at Carmike Cinemas (previously listed on Nasdaq and acquired by AMC Theatres (NYSE:AMC) in 2016) in key leadership roles including Assistant Vice President and Chief Accounting Officer, and six years as a Business Assurance Manager at Ernst & Young.

Henry “Hank” Nance, Chief Operating Officer. Mr. Nance, age 52, has been our Chief Operating Officer since September 18, 2014. Mr. Nance began his career at Boxlight Corporation in 1999 and served as the Company's President from 2009 to 2015. At Boxlight Corporation, he developed the company’s first business-to-consumer division, generating over $12 million in sales within the first 24 months of inception. In addition, Mr. Nance has led product development, corporate relations, and negotiations for business-to-consumer and business-to-business products. Prior to Mr. Nance’s tenure at the Boxlight Corp, he managed commercial and residential construction in the San Juan Islands, Washington, and California.

Jens Holstebro, Executive VP and General Manager for the Americas. Jens Dybdahl Holstebro, age 56, has been our EVP & General Manager, Americas since 2024. Prior to its acquisition by Boxlight, Mr. Holstebro served as CEO & President at FrontRow Calypso LLC. Mr. Holstebro has a vast background in leading start-ups, scale-ups, and multinational corporations across various industries. Mr. Hostebro also has extensive experience guiding EdTech companies through diverse phases, including corporate culture revamps and international business development. Mr. Holstebro's expertise spans board management, M&A, offshore product development, overseas manufacturing, and process implementation.

Shaun Marklew, Executive VP and Managing Director for our EMEA. Mr. Marklew, age 50, has been our EVP and Managing Director, EMEA since 2024. Mr. Marklew previously served as Chief Technology Officer at Boxlight Corporation from 2020 to 2024. Prior to its acquisition by Boxlight Corporation, Mr. Marklew served as Chief Operating Officer at Sahara Holdings Limited. Mr. Marklew brings over 20 years of experience in the professional audio, video, and interactive technology industry. Mr. Marklew has overseen building the global, multi-award-winning interactive touchscreen and digital signage Clevertouch brand, and continues to leverage that expertise across the Company’s broader solution suite.

Board Leadership Structure

Mr. Strang holds the positions of Chief Executive Officer and a member of the board of directors of the Company. The board of directors believes that Mr. Strang’s services as both Chief Executive Officer and a member of the board of directors are in the best interest of the Company and its shareholders. Mr. Strang possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing us in our business and is thus best positioned to develop agendas that ensure that the board of directors’ time and attention are focused on the most critical matters relating to the Company’s business. His combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our shareholders, employees and customers.

The board of directors has not designated a lead director. Wayne Jackson, as Chairman of the board of directors and/or the independent directors can call and plan their executive sessions collaboratively and, between meetings of the board of directors, communicate with management and one another directly. Under these circumstances, the directors believe designating a lead director to take on responsibility for functions in which they all currently participate might detract from rather than enhance performance of their responsibilities as directors.

The board of directors receives regular reports from the Chief Executive Officer and members of senior management on operational, financial, legal and regulatory issues and risks. The Audit Committee of the board of directors additionally is charged under its charter with oversight of financial risk, including the Company’s internal controls, and it receives regular reports from management, the Company’s internal auditors and the Company’s independent auditors. Whenever a committee of the board of directors receives a report involving risk identification, risk management or risk mitigation, the chairman of the committee reports on that discussion, as appropriate, to the full board of directors during the next board meeting.

Board Meetings and Committees

The board of directors held 13 meetings during 2024. During 2024, no director attended fewer than 75% of the meetings of the board of directors and board committees of which the director was a member.

It is the policy of the board of directors that all directors should attend the annual meetings in person or by teleconference.

Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee

R. Wayne Jackson (Chair)	Tiffany Kuo (Chair)	Charles P. Amos (Chair)
Rudolph F. Crew	Charles P. Amos	Rudolph F. Crew
Tiffany Kuo	Rudolph F. Crew	Tiffany Kuo

Audit Committee. According to its charter, the Audit Committee is to consist of at least three members, each of whom shall be a non-employee director who has been determined by the board of directors to meet the independence requirements under Nasdaq rules, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). A copy of our Audit Committee charter is located under the “Corporate Governance” tab on our website at www.boxlight.com. At present, the Audit Committee members consist of Mr. Jackson, Ms. Kuo, and Dr. Crew. Dale Strang resigned from the Audit Committee on January 4, 2024. All members of the Audit Committee are independent directors. The Audit Committee will assist the board of directors by overseeing the performance of the independent auditors and the quality and integrity of our internal accounting, auditing, and financial reporting practices. The Audit Committee is responsible for retaining (subject to shareholder ratification) and, as necessary, terminating the engagement of, the independent auditors, annually reviewing the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approving audit and non-audit services to be performed by the auditors and related fees. Our board of directors had previously determined Mr. Jackson meets the requirements of being an “audit committee financial expert,” as defined by the rules and regulations of the SEC, and, as a result, he serves as chair of the Audit Committee.

Compensation Committee. The Compensation Committee members are Ms. Kuo, Mr. Amos and Dr. Crew, with Ms. Kuo serving as chair of the Compensation Committee. Dale Strang resigned from the Compensation Committee on January 4, 2024. The Compensation Committee makes recommendations to the board of directors concerning salaries and incentive compensation for our officers, including our principal executive officer, and employees and administers our stock option plans. A copy of our Compensation Committee charter is located under the “Corporate Governance” tab on our website at www.boxlight.com.
Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee members are Mr. Amos, Dr. Crew and Ms. Kuo, with Mr. Amos serving as chair of the Nominating and Corporate Governance Committee. Dale Strang resigned from the Nominating and Corporate Governance Committee on January 4, 2024. All members of the Nominating and Corporate Governance Committee are independent directors. The Nominating and Corporate Governance Committee assists the board of directors in identifying qualified individuals to become board members, in determining the composition of the board of directors and in monitoring the process to assess the effectiveness of the board of directors. A copy of our Nominating and Corporate Governance Committee charter is located under the “Corporate Governance” tab on our website at www.boxlight.com.

Audit Committee

Members	Meetings Held in 2024: 4
R. Wayne Jackson (Chair)
Rudolph F. Crew
Tiffany Kuo

Key Responsibilities
• Review and discuss the financial statements for the year ended.
• Discuss with the Company’s independent accountants the matters required to be discussed by the statement on Auditing Standards No. 61, as amended.
• Review written disclosures and letters from the independent registered accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered accounting firm’s communications with the Audit Committee concerning independence and discuss the independence of the independent registered accounting firm.

Compensation Committee

Members	Meetings Held in 2024: 10
Tiffany Kuo (Chair)
Charles P. Amos
Rudolph F. Crew

Key Responsibilities
• Make recommendations to the board of directors concerning the salaries and incentive compensation for our officers, including our principal executive officer, and employees and also administer our equity incentive plan.

Nominating and Corporate Governance Committee

Members	Meetings Held in 2024: 3
Charles P. Amos (Chair)
Rudolph F. Crew
Tiffany Kuo

Key Responsibilities
• Assist the board of directors in identifying qualified individuals to become board members, in determining the composition of the board of directors and in monitoring board effectiveness.

Code of Business Conduct and Ethics

Our Board of Directors adopted a Code of Conduct pursuant to the rules of the Securities and Exchange Commission (“SEC”), is applicable to all employees, officers and directors of the Company and contains standards for:

•the honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•the full, fair, accurate timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications;
•compliance with applicable governmental laws, rules and regulations;
•prompt internal reporting of violations of this Code; and
•accountability for adherence to this Code.

The Code of Conduct is available on the Company's website at boxlight.com/investor-relations/corporate-governance/governance-highlights.

Insider Trading Policy and Anti-Hedging Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. Our policy, among other things, prohibits persons covered by the policy from trading in the Company’s securities while in possession of material nonpublic information relating to the Company, other than in connection with a Rule 10b5-1 plan adopted in compliance with the policy. The policy also provides for blackout periods and pre-clearance procedures for directors, officers, and other persons subject to such procedures. In addition, our policy prohibits directors, officers, and certain other employees from engaging in hedging or monetization transactions or similar arrangements with respect to Company securities or pledging Company securities as collateral for a loan.

Legal Proceedings

Currently, there are no material proceedings to which any of our directors, officers, affiliates, any owners of record or beneficially of more than five percent of any class of voting securities, or any associate of any such director, officer, affiliate, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own beneficially more than 10% of our Common Stock to file reports of initial statements of ownership and statements of changes in ownership of our Common Stock with the SEC. To the Company’s knowledge, based solely on the information furnished to the Company, all directors, executive officers, and 10% shareholders complied with all applicable Section 16(a) filing requirements during the year ended December 31, 2024, except for the late Form 4 filings by each of Mr. Nance, Mr. Marklew, and Mr. Wiggins for exempt transactions with respect to shares of stock withheld to pay the employee’s tax obligations upon the vesting of restricted stock units on May 30, 2024.

ITEM 11 EXECUTIVE COMPENSATION
2024 Summary Compensation Table

The following table sets forth information regarding the compensation of our named executive officers for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary $	Bonus Awards (5) $	Stock Awards (6) $	Option Awards (8) $	All other compensation(12) ($)	Total $
Dale Strang (1)	2024	366,667	175,000	–	400,000	–	941,667
Chief Executive Officer	2023	–	–	–	–	–	–
Michael Pope (2)	2024	16,667	–	–	–	616,672 (10)	633,338
Former Chief Executive Officer	2023	400,000	364,183	180,000(7)	420,000(9)	–	1,364,183
Mark Starkey (3)	2024	169,460	–	–	–	60,647 (11)	230,107
Former President	2023	269,189	122,523	35,028	75,000(9)	–	501,740
Henry Nance	2024	264,604	76,200	–	150,000	–	490,804
Chief Operating Officer	2023	260,000	158,895	35,028	75,000(9)	–	528,923
Greg Wiggins	2024	254,427	57,150	–	200,000	–	511,577
Chief Financial Officer	2023	250,000	120,529	17,275	75,000(9)	–	462,804
Shaun Marklew	2024	282,652	62,180	–	150,000	13,837(13)	508,669
EVP & Managing Director - EMEA	2023	263,815	74,216	35,028	75,000(9)	–	448,059
Jens Holstebro(4)	2024	254,167	48,625	–	150,000	–	452,792
EVP & General Manager - Americas	2023	–	–	–	–	–	–
1.Mr. Strang was appointed Interim Chief Executive Officer on January 4, 2024 and subsequently Chief Executive Officer on June 7, 2024. Amounts shown for Mr. Strang include his roles as both Interim Chief Executive Officer and Chief Executive Officer.
2.Mr. Pope was appointed to the position of Chief Executive Officer and Chairman on March 20, 2020. On January 4, 2024, Mr. Pope ceased being Chief Executive Officer and Chairman but remains as a non-executive member of the board of directors. See “2024 Director Compensation” below for information regarding director compensation that Mr. Pope received in his capacity as a director after he ceased to be an employee of the Company on January 4, 2024.
3.Mr. Starkey was appointed as President of the Company in November 2020. On January 28, 2024, Mr. Starkey ceased being President of the Company.
4.Mr. Holstebro was appointed as EVP & General Manager – Americas on March 1, 2024. Prior to March 1, 2024, Mr. Holstebro served as head over the Company's FrontRow product division. Amounts included in the table above reflect compensation from March 1, 2024 through December 31, 2024.
5.For the year ended December 31, 2023, inasmuch as the Company did not have additional available shares to issue under its current Equity Incentive Plan, 63% of the bonuses paid to each recipient was paid in cash and the balance of 37% of the bonuses paid in Stock Awards under the Equity Incentive Plan.
6.As required by SEC rules, amounts shown in this column, “Stock Awards,” present the aggregate grant or modification date fair value of RSU’s granted or modified in each year in accordance with ASC 718, Compensation-Stock Compensation and represents the value based on the probable outcome of performance conditions. See also Note 13 – Stock Compensation, to our audited financial statements for the year ended December 31, 2024, included in our 2024 Annual Report on Form 10-K. These awards were made under the provisions of the equity-based incentive compensation program.
7.Mr. Pope was granted RSUs with a grant date fair value of $180,000 in January 2023. However, in June 2023, Mr. Pope voluntarily agreed to forfeit 62,299 of RSUs that were granted to him during 2023, equal to a grant date fair value of $146,411, due to the limited availability of shares of Class A common stock available for issuance under the Company's charter.

8.For the year ended December 31, 2024, due to insufficient available shares to issue under its current Equity Incentive Plan, the Company granted a cash long-term incentive award under its Equity Incentive Plan to members of senior management. Each award is for three years with one-third of the awards vesting each June 30 and is based on changes in the price of the Company’s common stock. Target awards under this grant were $400,000 for Mr. Strang, $200,000 for Mr. Wiggins and $150,000 for each of Mr. Nance, Mr. Marklew, and Mr. Holstebro.
9.Mr. Pope, Mr. Starkey, Mr. Nance, Mr. Marklew, and Mr. Wiggins were granted stock options with a grant date fair value of $75,000, $75,000, $75,000, $75,000 and $36,989, respectively, in February 2023. However, in June 2023, each of Mr. Pope, Mr. Starkey, Mr. Nance, Mr. Marklew, and Mr. Wiggins voluntarily agreed to forfeit 219,702, 29,297, 29,297, 29,297 and 14,448 stock options, respectively, that were granted to them during 2023, equal to a grant date fair value of $358,652, $28,336, $28,336, $28,336 and $13,974, respectively, due to the limited availability of shares of Class A common stock available for issuance under the Company's charter.
10.On January 4, 2024, Mr. Pope ceased being Chief Executive Officer of the Board. Pursuant to his separation agreement, Mr. Pope received cash severance of $366,672. In addition, pursuant to his Management Agreement dated January 31, 2018, Mr. Pope agreed to provide consulting services to the Company for a period of 13 months following termination of his employment with the Company. During the year ended December 31, 2024, Mr. Pope was paid $250,000 pursuant to the terms of the Management Agreement.
11.Mr. Starkey ceased being President of the Company on April 28, 2024. Pursuant to his separation agreement, Mr. Starkey received cash severance of $38,343 and reimbursement for unused holiday pay of $13,466. In addition, prior to Mr. Starkey's separation, Mr. Starkey received certain perquisites including car allowance of $5,891.
12.The NEOs are eligible to participate in certain group life, health and disability insurance plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms and operation.
13.Mr. Marklew, as the former Chief Operating Officer of Sahara, was paid $13,837 as car allowance pursuant to the terms of his employment.
Outstanding Equity Awards at Fiscal Year End 2024

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2024:

		Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying
		Unexercised	Unexercised	Option	Option
	Grant	Options (#)	Options (#)	Exercise	Expiration
Name	Date	Exercisable	Unexercisable	Price ($)	Date
Henry Nance	April 15, 2020	10,000	-	28.00	April 15, 2025
	February 10, 2023	391	-	16.16	February 10, 2028
Greg Wiggins	July 5, 2022	2,344	1,406	26.14	July 4, 2027
	February 10, 2023	193	-	16.16	February 10, 2028
Shaun Marklew	February 10, 2023	391	-	16.16	February 10, 2028

		Stock Awards
		Number of Shares or Units Of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock that have Not Vested ($)	Equity Incentive Plan Awards; number of ; Unearned Shares, Units or other rights That have not vested (#)	Equity incentive plan Awards; market or Payout value of Unearned shares, units or other rights that have not vested ($)[1]
	Grant
Name	Date
Henry Nance	February 24, 2022	-	-	781	1,492
	August 25, 2023	-	-	2,421	4,624
Shaun Marklew	February 24, 2022	-	-	781	1,492
	August 25, 2023	-	-	2,421	4,624
Greg Wiggins	August 25, 2023	-	-	1,194	2,281

1.Calculated based on the closing price per share of our common stock on December 31, 2024 which was $1.91.

Timing of Equity Awards

The Compensation Committee grants equity awards, including stock options, from time to time. This may also include grants in connection with a new hire, promotion, and other circumstances where the Compensation Committee deems it appropriate to make such grants. Although we have not adopted a formal policy regarding the timing of equity award grants, including stock options, the Compensation Committee does not take material nonpublic information into account when determining the terms of equity awards and has not timed grants or the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, there were no stock option awards granted to any named executive officer within four business days preceding, or one business day after, the filing of any report on Forms 10-K, 10-Q, or 8-K that disclosed material nonpublic information.

Employment Arrangements with our Names Executive Officers

As of the year ended December 31, 2024, we had employment agreements in place with Messrs. Strang, Wiggins, Nance, Marklew and Holstebro, the terms of which are set forth below. In addition, we had employment agreements in place with Mr. Pope and Mr. Starkey, prior to their terminations in January 2024 and April 2024, respectively.

Dale Strang. On September 30, 2024, with an effective date of July 1, 2024, the Company entered into an employment agreement (the “Strang Employment Agreement”) with Mr. Strang, to serve as Chief Executive Officer of the Company. From January 5, 2024 through June 30, 2024, Mr. Strang had served as Interim Chief Executive Officer. Under the terms of the Strang Employment Agreement, Mr. Strang is entitled to receive a base salary of $400,000 per year, eligibility for an annual performance bonus of $300,000 to $500,000 depending on the achievement of certain performance goals established by the board of directors, along with long-term cash incentive compensation valued at $400,000. Mr. Strang will also continue to be eligible to participate in customary fringe benefit plans and programs, as may be generally available to senior executives of the Company from time to time. The Strang Employment Agreement may be terminated by the board of directors or Mr. Strang at any time with 60 days notice. The Strang Employment Agreement supersedes in its entirety the terms of the agreement between Mr. Strang and the Company dated April 29, 2024 relating to his service as Interim CEO. The Strang Employment Agreement contains confidentiality and non-solicitation covenants that continue during and for two years following the expiration of his employment agreement.

Greg Wiggins. The Company entered into an employment agreement with Mr. Wiggins, dated November 22, 2024 pursuant to which Mr. Wiggins is entitled to receive a base salary of $256,250 per year and shall, upon evaluation of his performance and at the discretion of the Company’s chief executive officer, be awarded a quarterly cash bonus in the amount of $150,000 on an annual basis.

Mr. Wiggins’ employment agreement contains confidentiality and non-competition and non-solicitation covenants that continue during and for two years following the expiration of his employment agreement; provided that such restrictive covenants expire immediately if we breach his employment agreement or, in nine months, if we elect to terminate his employment prior to the expiration of the term of the agreement for reasons other than cause (as defined in the employment agreement).

Henry “Hank” Nance. The Company entered into an employment agreement with Mr. Nance, dated as of November 22, 2024, pursuant to which Mr. Nance is entitled to receive a base salary of $266,500 per year and shall, upon evaluation of his performance and at the discretion of the Company’s chief executive officer, be awarded a cash bonus on a quarterly basis commencing on the quarter ending December 31, 2024.

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

Jens Holstebro. The Company entered into an employment agreement with Mr. Holstebro, effective as of March 1, 2024, pursuant to which Mr. Holstebro serves as Executive Vice President and General Manager of Boxlight’s United States operations with general management responsibility for the day-to-day operating performance of Boxlight’s United States profit centers, including, without limitation, (i) the Company, (ii) Boxlight Inc., (iii) EOSEDU, LLC, and (iv) FrontRow Calypso LLC. Mr. Holstebro was formerly the Chief Executive Officer of FrontRow Calypso LLC. Under the two-year term of his employment agreement, Mr. Holstebro is entitled to receive a base salary of $305,000 and is entitled to a target annual performance bonus of $125,000, with a maximum annual bonus of up to $250,000, conditioned upon the Company and its United States based subsidiaries achieving certain reasonable performance targets to be established by the Board and/or the CEO. Although Mr. Holstebro’s employment is “at will” entitling the Company to terminate the agreement at any time, if such termination is for any reason, other than “cause” (as defined in the employment agreement), the Company will pay to the employee, within thirty (30) days of such termination, or in the event of his subsequent death, his estate, an amount equal to 12 months of his base salary as a severance payment. In addition, the employee shall not, after the date of termination, be entitled to receive any further benefits, if any, under any employer plans except for COBRA coverage. In the event of termination of the employment without cause, Mr. Holstebro shall also be entitled to receive any accrued bonus previously granted but not yet paid as of the date of such termination. All unvested stock options shall automatically terminate and expire as of the termination and all vested stock options that have not been exercised by the employee within 90 days after such termination shall expire at the end of the 90th day following such termination.

Shaun Marklew. Mr. Marklew, originally Chief Operating Officer of Sahara, is compensated pursuant to the terms of his employment agreement with Sahara. Under his employment agreement, dated January 1, 2019, as amended by a deed of variation, dated September 24, 2020. Mr. Marklew receives annual compensation of £175,000, a quarterly bonus of £25,000 if he meets certain revenue and gross profit targets, as such targets may be set by the Company’s board of directors or compensation committee, with a maximum annual bonus of up to £120,000. Mr. Marklew is entitled to 27 days of vacation, a yearly car allowance of £9,600, and is required to provide the six months’ advance notice prior to resignation.

Michael Pope: On January 17, 2024, Michael Pope and Boxlight Corporation (the “Company”), executed an Agreement and Release of Claims (“Release”) pursuant to the terms of Mr. Pope's offer letter dated as of January 26, 2022. In connection with the end of his employment, Mr. Pope received cash severance of $366,672. The terms of the Release were not materially different from the terms included in the original offer letter.

Mark Starkey. On January 30, 2024, Mr. Starkey and Sahara Presentation Systems Ltd, a subsidiary of the Company (“Sahara”) entered into a settlement agreement (the “Settlement Agreement”), pursuant to which Mr. Starkey’s employment with Sahara terminated on April 29, 2024, following a period of “garden leave” customary under English law, during which Mr. Starkey did not actively perform services for Sahara and the Company. In addition, according to the Settlement Agreement, Sahara agreed to pay Mr. Starkey 1) £55,725 salary in lieu of the three remaining months of his six months notice period that will not have elapsed as at the date of the Settlement Agreement, 2) £30,000 as compensation for termination of employment, and 3) a contribution, not exceeding £750 plus VAT, towards his reasonable legal expenses incurred exclusively in connection with the termination of his employment. The Settlement Agreement contains other customary terms and conditions, including confidentiality, and other covenants and a waiver and release.

2024 Director Compensation

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	Total ($)
Rudolph F. Crew	47,300	70,000	117,300
James Mark Elliott	35,000	70,000	105,000
Michael Pope(3)	34,519	16,639	51,158
Tiffany Kuo	50,682	70,000	120,682
Charles P. Amos	43,600	70,000	113,600
R. Wayne Jackson	47,000	70,000	117,000

1.Each director was paid a cash annual board retainer fee for 2024 of $35,000. Additionally, directors were paid cash fees of $12,000, $7,200, and $5,000 for serving as the chair of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, respectively, and $6,000, $3,600 and $2,700 for serving as a member of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, respectively. Michael Pope's amount was prorated to reflect the period he served only as a director and not also an employee during 2024.
2.Each director was granted a cash long-term incentive award with a target value of $70,000 in August 2024 that vested on March 31, 2025. Michael Pope's award amount was prorated to reflect the period he was a director in 2024. The amount of cash each participant would be eligible to receive is determined based on the change in the price of the Company’s Class A common stock from the 30 days prior to grant date and the 30 days prior to March 31, 2025. The payout shall not exceed three times the target value of $70,000 except upon change in control and in no event be less than one-third of the target value.
3.See “2024 Summary Compensation Table” above for information regarding compensation that Mr. Pope received in his capacity as a chief executive officer and chairman until he ceased to be an employee of the Company on January 4, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 about our equity compensation plans and arrangements.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Awards, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Securities Remaining Available for Future Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	48,777	$29.40	19,735
Equity compensation plans not approved by security holders (1)	277,201	$32.80	—
Total	325,978		19,735

1.Includes warrants issued to Armistice Capital, Whitehawk, Ryan Legudi and a third-party investor.

Security Beneficial Ownership Table

The following table sets forth, as of March 31, 2025, certain information with respect to the beneficial ownership of our Class A common stock, by each beneficial owner of more than 5% of the Company’s Class A common stock, each director, each named executive officer, and all directors and executive officers of the Company as a group, except as qualified by the information set forth in the footnotes to this table. As of March 31, 2025, 2,228,488 shares of our Class A common stock were issued and outstanding.

Unless otherwise indicated, the address for each of the beneficial owners named below is c/o Boxlight Corporation, 2750 Premiere Parkway, Suite 900, Duluth, Georgia 30097.

	Shares beneficially owned
Name of Beneficial Owner	Shares	Percentage **
Named Executive Officers
Dale Strang (1)	12,698	*
Michael Pope	55,162	2.48%
Jens Holstebro (2)	1,570	*
Henry Nance (3)	26,256	1.18%
Greg Wiggins (4)	5,466	*
Shaun Marklew (5)	5,569	*
Mark Starkey	6,564	*
Directors
James Mark Elliott	20,302	*
Rudolph F. Crew (6)	12,936	*
Tiffany Kuo (7)	15,472	*
Charles P. Amos	10,308	*
R. Wayne Jackson	10,308	*
All directors and executive officers as a group (12 Persons)	182,611	8.19%

** Calculated based on 2,228,488 shares of Class A common stock outstanding as of March 31, 2025.

* Denotes less than 1%
1.Includes 6,531 shares of Class A common stock issuable upon exercise of vested stock options.
2.Includes 95 RSUs to vest and be converted into 95 shares of class A common stock within 60 days of March 31, 2025.
3.Includes 18,045 shares of Class A common stock issuable upon exercise of vested stock options, and 376 RSUs to vest and be converted into 376 shares of Class A common stock within 60 days of March 31, 2025.
4.Includes 3,943 shares of Class A common stock issuable upon exercise of vested stock options, and 108 RSUs to vest and be converted into 108 RSUs within 60 days of March 31, 2025.
5.Includes 391 shares of Class A common stock issuable upon exercise of vested stock options, and 376 RSUs to vest and be converted into 376 shares of class A common stock within 60 days of March 31, 2025.
6.Includes 2,636 shares of class A common stock issuable upon exercise of vested stock options.
7.Includes 5,260 shares of class A common stock issuable upon exercise of vested stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Management Agreements

On November 1, 2022, the Company entered into a consulting agreement with Mark Elliott, former CEO of Boxlight and a current member of the board of directors. The agreement is for Mr. Elliott to provide sales, marketing, management and related consulting services to assist the Company in sourcing and entering into agreements with one or more customers to provide products and services for specified school districts. The Company will pay Mr. Elliott a fixed payment of $4,000 per month and commissions equal to 15% of gross profit derived by the Company based on total purchase order revenue. The agreement, unless cancelled, will renew every year on December 31st. For the year ended December 31, 2024, the Company paid $352,000 under the agreement.

On January 31, 2018, the Company entered into a management agreement (the “Management Agreement”) with an entity owned and controlled by our former CEO and Chairman, Michael Pope. The Management Agreement was separate and apart from Mr. Pope’s employment agreement. The Management Agreement is effective as of the first day of the same month that Mr. Pope’s employment with the Company terminates, and for a term of 13 months, Mr. Pope will provide consulting services to the Company including sourcing and analyzing strategic acquisitions, assisting with financing activities, and other services. As consideration for the services provided, the Company will pay a management fee equal to 0.375% of the consolidated net revenues of the Company, payable in monthly installments, not to exceed $250,000 in any calendar year. At his option, Mr. Pope may defer payment until the end of each year and receive payment in the form of shares of Class A common stock of the Company.

On January 4, 2024, Mr. Pope’s employment with the Company terminated and in accordance with the Management Agreement, Mr. Pope is expected to continue providing consulting services to the Company for the subsequent 13 months. For the year ended December 31, 2024, the Company paid $250,000 under the agreement.

Related Party Transaction Policy

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

The Audit Committee has reviewed and approved the management agreements described in “Management Agreements” above.

Board Independence

There are no family relationships among any of our directors and executive officers. As of the date of this Proxy Statement, Dr. Rudolph F. Crew, Tiffany Kuo, Charles P. Amos, and R. Wayne Jackson are our independent directors. As a Nasdaq listed company, we believe that the foregoing directors satisfy the definition of “independent director” under Nasdaq Rule 5605(a)(2). In making this determination, our board of directors considered the relationships that each of these non- employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet on a regular basis as often as necessary to fulfill their responsibilities, including at least annually in executive session without the presence of non-independent directors and management.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents fees for professional audit services and other services rendered to us by Forvis Mazars, LLP for fiscal years ended 2024 and 2023.

	2024	2023
Audit Fees [1]	$897,900	$849,529
Tax Fees [2]	36,500	190,064
All Other Fees [3]	39,241	$—
Total Fees	$973,641	$1,039,593

1.Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q reports and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.
2.Tax fees include the preparation of federal tax returns as well as tax planning and consultation on new tax legislation, regulations, rulings, and developments.
3.All other fees are fees billed for any services not included in the first two categories. For 2024, these fees were related to the Company’s Form S-3 shelf registration statement that was filed with the SEC on January 1, 2025 and the private placement transaction that occurred in February 2025.

Audit Committee Policy on Pre-approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to the Company by its independent registered public accounting firm.

Prior to the engagement of the independent registered public accounting firm for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audits, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent registered public accounting firm and the related fees.

The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent registered public accounting firm for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case-by-case basis. Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent registered public accounting firm as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

The Audit Committee will not grant approval for:

•any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company;
•provision by the independent registered public accounting firm to the Company of strategic consulting services of the type typically provided by management consulting firms; or
•the retention of the independent registered public accounting firm in connection with a transaction initially recommended by the independent registered public accounting firm, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of the Company’s financial statements.
Subject to certain exceptions, tax services proposed to be provided by the auditor to any director, officer or employee of the Company who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by the Company, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by the Company.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

•whether the service creates a mutual or conflicting interest between the auditor and the Company;
•whether the service places the auditor in the position of auditing his or her own work;
•whether the service results in the auditor acting as management or an employee of the Company; and
•whether the service places the auditor in a position of being an advocate for the Company.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

We filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of the Original 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Form 10-K/A:

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

10.87	Placement Agent Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K filed February 21, 2025).

10.88	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8- K filed February 21, 2025).

10.89	Eighth Amendment and Waiver to Credit Agreement, dated March 24, 2025, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC*

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed March 16, 2023)

16.1	Letter of FORVIS, LLP, dated June 2, 2022 to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed June 2, 2022.)

19.1	Amended and Restated Insider Trading Policy (Incorporated by reference to Exhibit 10.81 to the Annual Report on Form 10-K filed March 16, 2023)

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed March 16, 2023)

23.1	Consent of Forvis Mazars, LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Clawback Policy adopted April 5, 2024 (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q filed on May 8, 2024).

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*
________________________________
+ Filed herewith
*Previously filed with the Original Form 10-K
** Previously furnished with the Original Form 10-K
† Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXLIGHT, CORPORATION
(Registrant)

By:	/s/ DALE W. STRANG
Dale W. Strang
Chief Executive Officer
Principal Executive Officer
Date: April 23, 2025