Form 10-Q
period 2025-03-31
Boxlight Corp
filed 2025-05-14
CIK 1624512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s Class A common stock on May 12, 2025 was 2,230,379.

BOXLIGHT CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Boxlight Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2025 and 2024
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues, net	$22,423	$37,093
Cost of revenues	14,380	24,278
Gross profit	8,043	12,815

Operating expense:
General and administrative	10,039	15,249
Research and development	912	1,171
Total operating expense	10,951	16,420

Loss from operations	(2,908)	(3,605)

Other (expense) income:
Interest expense, net	(2,487)	(2,607)
Other income (expense), net	653	(199)
Loss on warrant issuance	(578)	—
Change in fair value of derivative liabilities	(9)	192
Change in fair value of common warrants	1,936	—
Total other expense	(485)	(2,614)
Loss before income taxes	$(3,393)	$(6,219)
Income tax benefit (expense)	150	(870)
Net loss	$(3,243)	$(7,089)
Fixed dividends - Series B Preferred	(317)	(317)
Net loss attributable to common stockholders	$(3,560)	$(7,406)

Comprehensive loss:
Net loss	$(3,243)	$(7,089)
Other comprehensive income (loss):
Foreign currency translation adjustment	570	(811)
Total comprehensive loss	$(2,673)	$(7,900)

Net loss per share of Class A common stock – basic and diluted	$(1.41)	$(3.81)

Weighted average number of shares of Class A common stock outstanding – basic and diluted	2,529	1,943
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Balance Sheets
As of March 31, 2025 and December 31, 2024
(in thousands, except share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,077	$8,007
Accounts receivable – trade, net of allowances for credit losses of $811 and $394	17,444	18,325
Inventories, net of reserves	38,354	43,265
Prepaid expenses and other current assets	10,078	8,785
Total current assets	73,953	78,382

Property and equipment, net of accumulated depreciation	2,097	2,134
Operating lease right of use asset	7,858	8,055
Intangible assets, net of accumulated amortization	24,034	25,944
Other assets	754	790
Total assets	$108,696	$115,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$17,350	$24,176
Short-term debt	39,618	37,148
Operating lease liabilities, current	1,934	2,018
Deferred revenues, current	9,143	9,015
Derivative liabilities	10	1
Other short-term liabilities	4,288	4,682
Total current liabilities	72,343	77,040

Deferred revenues, non-current	14,824	15,158
Deferred tax liabilities, net	891	901
Operating lease liabilities, non-current	6,321	6,428
Other long-term liabilities	1,623	165
Total liabilities	96,002	99,692

Commitments and contingencies (Note 14)
Mezzanine equity:
Preferred Series B, 1,586,620 shares issued and outstanding	16,146	16,146
Preferred Series C, 1,320,850 shares issued and outstanding	12,363	12,363
Total mezzanine equity	28,509	28,509

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value, 3,750,000 shares authorized; 2,232,578 and 1,970,615 Class A shares issued and outstanding, respectively	—	—
Additional paid-in capital	119,241	119,487
Accumulated deficit	(135,853)	(132,610)
Accumulated other comprehensive income	797	227
Total stockholders’ deficit	(15,815)	(12,896)

Total liabilities and stockholders’ equity	$108,696	$115,305
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the three months ended March 31, 2025
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of December 31, 2024	167,972	$—	1,970,615	$—	$119,487	$227	$(132,610)	$(12,896)

Shares issued for:

Vesting of restricted share units	—	—	1,930	—	—	—	—	—

Reverse stock split fractional adjustment	—	—	33	—	—	—	—	—

Stock compensation	—	—	—	—	71	—	—	71

Proceeds from issuance of common stock	—	—	260,000	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	570	—	570

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	(3,243)	(3,243)

Balance as of March 31, 2025	167,972	$—	2,232,578	$—	$119,241	$797	$(135,853)	$(15,815)

See accompanying notes to unaudited condensed consolidated financial statements.
Boxlight Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2024
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of December 31, 2023 - as adjusted	167,972	$—	1,940,900	$—	$119,725	$1,301	$(104,275)	$16,751

Shares issued for:

Vesting of restricted share units	—	—	14,646	—	—	—	—	—

Stock compensation	—	—	—	—	549	—	—	549

Foreign currency translation	—	—	—	—	—	(811)	—	(811)

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	(7,089)	(7,089)

Balance as of March 31, 2024	167,972	$—	1,955,546	$—	$119,957	$490	$(111,364)	$9,083
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2025 and 2024
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(3,243)	$(7,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt premium, discount and issuance cost	530	592
Provision for credit losses	(32)	129
Paid-in-kind accrual on short-term debt	150	—
Changes in deferred tax assets and liabilities	(10)	(323)
Change in allowance for sales returns and volume rebates	(947)	(418)
Change in fair value of common warrants	(1,936)	—
Change in inventory reserve	(699)	86
Change in fair value of derivative liabilities	9	(192)
Stock compensation expense	169	549
Depreciation and amortization	2,463	2,069
Loss on warrant issuance	578	—
Change in right of use assets and lease liabilities	(303)	1
Changes in operating assets and liabilities:
Accounts receivable – trade	1,138	2,947
Inventories	6,354	4,735
Prepaid expenses and other current assets	(1,411)	(1,057)
Other assets	41	22
Accounts payable and accrued expenses	(7,269)	(7,860)
Other short-term liabilities	265	—
Other liabilities	165	3,762
Deferred revenues	(691)	105
Net cash used in operating activities	$(4,680)	$(1,942)

Cash flows from investing activities:
Purchases of furniture and fixtures, net	(127)	(394)
Net cash used in investing activities	$(127)	$(394)

Cash flows from financing activities:
Proceeds from short-term debt	2,500	—
Principal payments on short-term debt	(710)	—
Principal payments on long term debt	—	(2,307)
Payments of fixed dividends to Series B Preferred stockholders	—	(317)
Proceeds from issuance of common stock and pre-funded warrants	2,818	—
Net cash provided by (used in) financing activities	$4,608	$(2,624)

Effect of foreign currency exchange rates	269	(481)

Net increase (decrease) in cash and cash equivalents	70	(5,441)

Cash and cash equivalents, beginning of the period	8,007	17,253

Cash and cash equivalents, end of the period	$8,077	$11,812

Supplemental cash flow disclosures:

Cash paid for income taxes	$656	$101
Cash paid for interest	$1,687	$1,806

Non-cash investing and financing transactions:
Addition of operating lease liabilities	$—	$52
Cash dividends declared to Series B Preferred stockholders	$317	$—
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
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim unaudited condensed consolidated financial information and interim financial reporting guidelines and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete condensed consolidated financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2024 and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”). Certain information and note disclosures normally included in consolidated financial statements have been condensed. The December 31, 2024 balance sheet included herein was derived from the Company’s audited consolidated financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for 2024 contained in the 2024 Annual Report filed with the SEC on March 28, 2025, describes the significant accounting policies that the Company used in preparing its condensed consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to reserves for inventory obsolescence; the recoverability of deferred tax assets; the fair value and recoverability of intangible assets; the fair value of warrants, the relative stand-alone selling prices of goods and services; variable consideration; and long-term incentive plans. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.
REVERSE STOCK SPLIT
In order to regain compliance with NASDAQ Listing Rule 5550(a)(2) (the "Bid Price Rule"), on February 14, 2025, the Company effected a reverse stock split of the Company’s Class A common stock whereby each five shares of the Company’s authorized and outstanding Class A common stock was converted into one share of Class A common stock. The par value of the Class A common stock was not adjusted. Following the reverse split, the authorized shares for Class A common stock was adjusted to 3,750,000, the authorized shares for Class B common stock remained at 50,000,000 shares, and the authorized shares of preferred stock remained unchanged at 50,000,000 shares. All share of Class A common stock and per share amounts for all periods presented in the condensed consolidated financial statements and the notes to the condensed consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in aggregate par value of Class A common stock to additional paid-in capital on the condensed consolidated balance sheets of approximately $1 thousand. The quantity of Class A common stock equivalents and the conversion and exercise ratios were adjusted for the effect of the reverse stock split for warrants, stock-based compensation arrangements, and the conversion features on preferred shares. There are presently no shares of Class B common stock outstanding and none were outstanding as of March 31, 2025. The Company issued 33 shares of Class A common stock to adjust fractional shares following the reverse stock split to the nearest whole share.
GOING CONCERN

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.

As described in Note 8, the Company was not in compliance with the Senior Leverage Ratio financial covenant under its Credit Agreement at June 30, 2024, September 30, 2024, December 31, 2024 and March 31, 2025. Non-compliance was waived by the Agent and Lender under amendments to the Credit Agreement. In addition, the Company was also not in compliance with its borrowing base covenant under the Credit Agreement at December 31, 2024, January 31, 2025 and February 28, 2025. On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan in March 2025 and (ii) waive any events of default that may have arisen directly as a result of (1) the Financial Covenant Event of Default (as defined in the Eighth Amendment) for the periods ended December 31, 2024 and March 31, 2025 and (2) the Borrowing Base defaults described in the Eighth Amendment for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. The bridge loan, including the related fee, is due and payable in full on August 31, 2025, and are not subject to prepayment penalties. In conjunction with obtaining the waiver, the Company must now also comply with the following covenants:

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

The Company also was not in compliance with its financial covenant related to the borrowing base under the Credit Agreement at March 31, 2025. However, the non-compliance was cured by the payment of approximately $1.3 million under the Credit Agreement in April and May 2025.

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
In addition, the Company’s Term Loan, which has an outstanding balance of $39.6 million as of March 31, 2025, matures on December 31, 2025. As of March 31, 2025, the Company's short-term debt will mature within the next nine months. The Company is actively working to refinance its debt with new lenders. However there can be no assurance that these efforts will be successful prior to the maturity date at which time all amounts under the Term Loan will become due.
These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued. In view of the Term Loans being payable in full within the next nine months and the required Senior Leverage Ratio, continuation as a going concern is dependent upon the Company’s ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio, or refinance its Credit Agreement with a different lender on more favorable terms. The Company is actively working to refinance its debt with new lenders. While the Company has currently engaged financial advisors and is actively working to refinance its existing debt, it does not have written or executed agreements as of the issuance of this Form 10-Q. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. We believe we have a good working relationship with our current lender. However, there can be no assurance that the Company will be successful in refinancing its debt, on a timely basis, or on terms acceptable to the Company, or at all.

To the extent not converted into the Company’s Class A common stock, the outstanding shares of our Series B preferred stock became redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 upon, 30 days’ prior written notice to the Company, for a redemption price, payable in cash, equal to the sum of (a) ($10.00) multiplied by the number of shares of Series B preferred stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. If all unconverted shares of Series B Preferred Stock were redeemed on March 31, 2025, the total amount payable by the Company would be $15.9 million.

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
REVISIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the fourth quarter of 2024, the Company determined that the prior year financial statements contained immaterial errors related to the classification of its rebate liability and sales return reserve. Specifically, the Company notes that the rebate liability should be recorded as a reduction to revenue with an offset to other current liabilities in the Company’s condensed consolidated balance sheets. In addition, the Company notes that the offset to its sales return reserve balance should have been recorded as a refund liability included in other current liabilities in the Company’s condensed consolidated balance sheets. As a result, certain prior year amounts have been revised for consistency with the current presentation.

The Company has evaluated these corrections in accordance with Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections, Financial Accounting Standards Board (“FASB”) Concepts Statement No. 2, Qualitative Characteristics of Accounting Information, and SAB No. 99- Materiality, and determined it was not necessary to amend its previously issued fiscal year condensed consolidated financial statements upon overall considerations of both quantitative and qualitative factors. The corrections had no impact on the Statement of Operations and Comprehensive Loss or Statement of Changes in Stockholders’ Deficit for the prior period ended, March 31, 2024.
A summary of immaterial corrections to the Company’s previously issued condensed consolidated balance sheet are as follows (in thousands):

	March 31, 2024
	As reported	Adjustments	As revised
Accounts receivable – trade, net of allowances	26,519	2,951	$29,470
Prepaid expenses and other current assets	8,999	210	$9,209
Total assets	142,384	3,161	$145,545
Accounts payable and accrued expenses	24,685	(243)	$24,442
Other short-term liabilities	3,348	3,164	$6,512
Total current liabilities	39,894	2,921	$42,815
Total liabilities	104,792	2,921	$107,713
Total stockholders’ (deficit) equity	142,384	3,161	$145,545
A summary of immaterial corrections to the Company’s previously issued condensed consolidated statements of cash flows are as follows (in thousands):

	March 31, 2024
	As reported	Adjustments	As revised
Change in allowance for sales returns and volume rebate	(175)	(243)	(418)
Prepaid expenses and other current assets	(1,086)	(29)	(1,057)
Accounts payable and accrued expenses	(8,103)	243	(7,860)
Other liabilities	3,791	(29)	3,762
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, accounts receivable and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. The Company has determined that the estimated fair value of debt is approximately $36 million while the carrying value, excluding premiums, discounts, and issuance costs, is approximately $39.6 million. The fair value of debt was estimated using market rates the Company believes would be available for similar types of financial instruments and represents a Level 2 measurement.
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

As of March 31, 2025, the Company classified newly issued warrants to purchase up to an aggregate of 1,323,000 shares of Class A Common Stock (the “2025 Common Warrants”) as a liability due to the Company having insufficient authorized shares to share-settle the 2025 Common Warrants, which were otherwise determined to be equity classified. The Company also reclassified 32,308 vested stock options from equity classification to liability classification as a result of the Company having insufficient authorized shares of Class A common stock available pursuant to the Company’s articles of incorporation to settle the share-based payment arrangements when the awards are exercised.
Transfers into Level 3 measurements during the three months ended March 31, 2025 of approximately $1.5 million were related to the 2025 Common Warrants. There were no transfers into or out of Level 3 measurements in the first quarter of 2024.
The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of March 31, 2025
Derivative liabilities - warrant instruments	—	—	$10	$10
Long-term incentive plan	—	—	$189	$189
Common warrants (1)	—	—	$1,460	$1,460
(1) Due to insufficient authorized shares to share-settle the 2025 Common Warrants, these were classified as liabilities and included in the "other long-term liabilities" on the balance sheet.

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of December 31, 2024
Derivative liabilities - warrant instruments	—	—	$1	$1
Long-term incentive plan	—	—	$358	$358
The following tables reconcile the beginning and ending balances of the warrant instruments and long-term incentive plan within Level 3 of the fair value hierarchy, respectively:

	Derivative Liabilities (in thousands)	Long-term incentive plan (in thousands)	Common warrants (in thousands)
Balance, December 31, 2024	$1	$358	$—
Common warrants issuance on February 21, 2025	—	—	3,396
Reclass to accrued expenses	—	(236)	—
Change in fair value	9	67	(1,936)
Balance, March 31, 2025	$10	$189	$1,460

	(in thousands)	(in thousands)	(in thousands)
Balance, December 31, 2023	$205	$—	$—
Change in fair value	(192)	—	—
Balance, March 31, 2024	$13	$—	$—
See Note 9 and Note 12 for discussion of the valuation techniques and inputs and reconciliation of the opening and closing balances of the fair value of warrants and long-term incentive plan, respectively.

LOSS PER SHARE OF COMMON STOCK
Basic net loss per share is computed by dividing net loss attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding during the period. For purposes of this calculation, options to purchase Class A common stock, restricted stock units subject to vesting, and pre-funded warrants to purchase Class A common stock were considered to be Class A common stock equivalents. Diluted net loss per share of Class A common stock is determined using the weighted-average number of shares of Class A common stock outstanding during the period, adjusted for the dilutive effect of Class A common stock equivalents. The dilutive effect of convertible instruments is determined using the if-converted method, presuming share settlement. Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting shares of Class A common stock are included in the denominator of the diluted calculation for the entire period being presented. In periods when losses are reported, the weighted-average number of shares of Class A common stock outstanding excludes Class A common stock equivalents, because their inclusion would be anti-dilutive.
For the three months ended March 31, 2025, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise $34 thousand shares issuable upon exercise of options to purchase Class A common stock, $12 thousand of unvested shares of restricted stock and 2.7 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 0.4 million shares issuable from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive. For the three months ended March 31, 2024, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 70 thousand shares from options to purchase shares of common stock and 30 thousand of unvested restricted stock units as well as 0.3 million shares of Class A common stock issuable upon exercise of warrants. Additionally, potentially dilutive securities of 0.4 million from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive.
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
Nature of Products and Services and Related Contractual Provisions
The Company’s sales of interactive devices, including panels, whiteboards, and other interactive devices generally include hardware maintenance services, a license to use software, and the provision of related software maintenance. We also distribute science, technology, engineering, and math (or “STEM”) products, including a robotics and coding system, 3D printing solution and portable science lab. In most cases, interactive devices are sold with hardware maintenance services with terms of approximately 30-60 months. Software maintenance includes technical support, product updates performed on a when and if available basis, and error correction services. At times, non-interactive projectors are also sold with hardware maintenance services with terms of approximately 60 months. The Company also licenses software independently of its interactive devices, in which case it is bundled with software maintenance, and in some cases, subscription services that include access to online content and cloud-based applications. The Company’s software subscription services provide access to content and software applications on an as needed basis over the Internet, but do not provide the right to take delivery of the software applications.
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
The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying condensed consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying condensed consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company had no material contract assets as of March 31, 2025 or December 31, 2024. During the three months ended March 31, 2025 and March 31, 2024, respectively, the Company recognized $1.9 million and $2.3 million of revenue that was included in the deferred revenue balance as of December 31, 2024 and December 31, 2023, respectively.

Variable Consideration
The Company’s otherwise fixed consideration may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly for “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering or otherwise determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company provides rebates to certain customers based on the achievement of certain sales targets. The provision for rebates is estimated based on customers’ contracted rebate programs and our historical experience of rebates paid. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the most likely method based on historical experience and are measured at each reporting date. There was no material revenue recognized in the three months ended March 31, 2025 related to changes in estimated variable consideration that existed at December 31, 2024.
Remaining Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of March 31, 2025 and December 31, 2024, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $24.0 million and $24.2 million, respectively. The Company expects to recognize revenue on approximately 38% of the remaining performance obligations during the next 12 months, 29% in the following 12 months, 19% in the 12 months ended September 30, 2027, 11% in the 12 months ended June 30, 2028, with the remaining 3% recognized thereafter.
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

	Three Months Ended March 31,
	(in thousands)
	2025	2024
Product revenue	$21,643	$34,435
Service revenue	780	2,658
Total revenues, net	$22,423	$37,093

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
Certain sales commissions incurred by the Company are determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would be recognized over a period that is one year or less, the Company has elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Total deferred commissions, net of accumulated amortization, as of March 31, 2025 and December 31, 2024 were both less than $0.5 million, respectively.
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
ACCOUNTING STANDARDS PENDING ADOPTION
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.
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
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt-Debt with Conversion and Other Options. This change is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact of this ASU on its financial statements.
In January 2025, the FASB ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The Board is issuing this Update to clarify the effective date of Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The change is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.
NOTE 2 – ACCOUNTS RECEIVABLE - TRADE
Accounts receivable consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	2025	2024

Accounts receivable – trade	$18,255	$18,719
Allowance for credit losses	(811)	(394)
Accounts receivable - trade, net of allowances	$17,444	$18,325

NOTE 3 – INVENTORIES
Inventories consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	2025	2024

Finished goods	$39,781	$45,352
Spare parts	1,065	1,065
Reserve for inventory obsolescence	(2,492)	(3,152)
Inventories, net	$38,354	$43,265
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	2025	2024

Prepayments to vendors	$2,355	$2,212
Prepaid licenses and other	7,723	6,573
Prepaid expenses and other current assets	$10,078	$8,785
Prepaid expenses and other current assets as of March 31, 2025 and December 31, 2024 are net of reserves of $1.4 million related to vendor receivables.
NOTE 5 – INTANGIBLE ASSETS
Intangible Assets
Intangible assets consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	Useful lives	2025	2024
INTANGIBLE ASSETS
Patents	4-10 years	$100	$100
Customer relationships	8-15 years	49,307	48,036
Technology	3-5 years	8,477	8,371
Non-compete	3 years	391	391
Tradenames	2-10 years	12,428	12,253
Intangible assets, at cost		70,703	69,151
Accumulated amortization		(46,669)	(43,207)
Intangible assets, net of accumulated amortization		$24,034	$25,944
For the three months ended March 31, 2025 and 2024, the Company recorded amortization expense of $2.3 million and $1.9 million, respectively. Changes to gross carrying amount of recognized intangible assets due to translation adjustments include approximately $0.8 million as of March 31, 2025 and ($0.8) million as of December 31, 2024.
NOTE 6 – LEASES
The Company has entered into various operating leases for certain offices, support locations and vehicles with terms extending through December 2038. Generally, these leases have initial lease terms of five years or less.
As of March 31, 2025, the Company had no leases classified as finance leases. The Company is currently not a lessor in any lease arrangement.

Operating lease expense was $583 thousand and $630 thousand for the three months ended March 31, 2025 and 2024, respectively. Variable and short-term lease cost was $323 thousand and $528 thousand for the three months ended March 31, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of lease liabilities was $599 thousand and $466 thousand for the three months ended March 31, 2025 and 2024, respectively.
Future maturities of the Company's operating lease liabilities are summarized as follows (in thousands):

Fiscal year ended,	(in thousands)
2025	$1,616
2026	1,889
2027	1,242
2028	881
2029	850
Thereafter	6,017
Total lease liabilities	12,495
Less: Imputed interest	(4,240)
Present value of lease liabilities	$8,255
The following is supplemental lease information as of March 31, 2025 and December 31, 2024:

	2025	2024
Weighted-average remaining lease term (years)	9.7	9.6
Weighted-average discount rate	9.9%	10.1%
NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	2025	2024
Accounts payable	$14,138	$20,703
Accrued expenses and other	3,212	3,164
Other	—	309
Accounts payable and accrued expenses	$17,350	$24,176
NOTE 8 – DEBT
The following is a summary of the Company’s debt as of March 31, 2025 and December 31, 2024 (in thousands):

	2025	2024
Debt – Third Parties
Paycheck Protection Program	$—	$16
Note payable - Whitehawk	39,587	37,630
Total debt	39,587	37,646
Less: Premium, discount and issuance costs	(31)	498
Current portion of debt	39,618	37,148
Total debt (net of premium, discount and issuance costs)	$39,618	$37,148
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
The Company was not in compliance with its financial covenant related to the borrowing base under the Credit Agreement at December 31, 2023. The non-compliance was cured by a waiver applied in accordance with the Fifth Amendment to the Credit Agreement dated March 14, 2024 which waived any Event of Default that may have arisen directly as a result of the financial covenant default at December 31, 2023 and in the interim two-month period ended February 29, 2024. The Fifth Amendment also amended and restated the Senior Leverage Ratio and Minimum Liquidity requirements. Under the Fifth Amendment, the Senior Leverage Ratio requirement at March 31, 2024 was amended from 2.00 to 6.00, at June 30, 2024 will remain at 2.00 and thereafter will remain at 1.75.

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

The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at December 31, 2024. In addition, the Company was not in compliance with its borrowing base covenant under the Credit Agreement at December 31, 2024, January 31, 2024 and February 28, 2025. On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan and (ii) waive any events of default that may have arisen as a result of the Company’s failure to (A) maintain the required ratio of indebtedness to adjusted EBITDA (defined more specifically as the “Senior Leverage Ratio” in the Credit Agreement) for the periods ended December 31, 2024 and March 31, 2025 and (B) maintain a value of specified assets in excess of certain borrowings (defined more specifically as a “Borrowing Base” in the Credit Agreement) for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. In addition, no payments were required to be made by the Company to pay down the borrowing base defaults for December 2024, January 2025 and February 2025. The Company is required to pay a fee equal to 6% of the working capital bridge loan under the Eighth Amendment. The bridge loan, including the related fee, is due and payable in full on August 31, 2025, and is not subject to prepayment penalties.

The Company also was not in compliance with its financial covenant related to the borrowing base under the Credit Agreement at March 31, 2025. However, the non-compliance was cured by the payment of approximately $1.3 million under the Credit Agreement in April and May 2025.
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
On February 19, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) with certain institutional accredited investors. According to the terms of the Credit Agreement, as amended, the Purchase Agreement triggered a reduction of the exercise price of the Whitehawk warrants and a revaluation of the derivative liability. The Whitehawk warrants were repriced to $19.39, and shares increased to 210,723.
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

March 31, 2025
Common stock issuable upon exercise of warrants	92,877
Market value of common stock on measurement date	$1.46
Exercise price	$44.00
Risk free interest rate (1)	3.82%
Expected life in years	1.75 years
Expected volatility (2)	131.0%
Expected dividend yields (3)	—%

December 31, 2024
Common stock issuable upon exercise of warrants	92,877
Market value of common stock on measurement date	$1.90
Exercise price	$44.00
Risk free interest rate (1)	4.17%
Expected life in years	2 years
Expected volatility (2)	80.0%
Expected dividend yields (3)	—%
(1)The risk-free interest rate was determined using the applicable Treasury Bill as of the measurement date.
(2)The historical trading volatility was based on historical fluctuations in stock price for Boxlight.
(3)The Company does not expect to pay a dividend in the foreseeable future.

Following the private placement offering in February 2025, which included the sale of warrants (the “2025 Common Warrants”) to purchase up to an aggregate of 1,323,000 shares of Class A Common Stock, the Company, assisted by third-party valuation experts, used a Monte Carlo Simulation model to determine the fair value of the derivative liabilities.

Three Months Ended March 31, 2025
Common stock issuable upon exercise of 2025 Common Warrants	1,323
Market value of common stock on measurement date	$1.46
Exercise price	$2.13
Risk free interest rate (1)	3.99%
Expected life in years	5.39 years
Expected volatility (2)	119%
Expected dividend yields (3)	—%
(1)The risk-free interest rate was determined using the applicable Treasury Bill as of the measurement date.
(2)The historical trading volatility was based on historical fluctuations in stock price for Boxlight.
(3)The Company does not expect to pay a dividend in the foreseeable future.
NOTE 10 – INCOME TAXES
Pretax (loss) income resulting from domestic and foreign operations is as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
United States	$(2,232)	$(6,109)
Foreign	(1,161)	(110)
Total pretax book loss	$(3,393)	$(6,219)
The Company recorded income tax benefit of $150 thousand and income tax expense of $870 thousand for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate was 4.4% due to various permanent differences for Boxlight and a change in valuation allowance for certain deferred assets. The Sahara entities are fully taxable.
The decrease in tax expense year-over-year is largely due to increase in book loss and limitation on interest expense and net operating loss (“NOL”) for the three months ended March 31, 2025 as compared to prior year estimates for the three months ended March 31, 2024.
The Company operates in the United States, United Kingdom, and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned.
The legacy Boxlight entities are in a net deferred tax asset position in the United States and other jurisdictions, primarily driven by the aforementioned net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. For example, in the United States, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because U.S. tax laws limit the time during which the net operating losses generated prior to 2018 may be applied against future taxes, if the Company fails to generate U.S. taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on its net deferred tax asset at March 31, 2025 and December 31, 2024.

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
During the second quarter of 2021, the Company became aware of a potential state tax exposure for failure to file minimum tax returns in a state for several years. The Company has recorded an exposure item of $95 thousand for its best estimate of the amount for which it will settle the exposure. This amount includes $24 thousand of income tax and $71 thousand of penalties and interest. The Company has not identified any other material uncertain tax positions during the three months ended March 31, 2025.
NOTE 11 – EQUITY
Preferred Stock
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
Issuance of Preferred Stock
Series A Preferred Stock
At the time of the Company’s initial public offering, the Company issued 250,000 shares of the Company’s non-voting convertible Series A preferred stock to Vert Capital for the acquisition of Genesis Collaboration LLC. As of March 31, 2025, a total of 167,972 shares of Series A preferred stock remained outstanding which can be converted into 6,693 shares of Class A common stock, at the discretion of the Series A stockholder.
Series B Preferred Stock and Series C Preferred Stock
On September 25, 2020, in connection with the acquisition of Sahara Holding Limited ("Sahara”), the Company issued 1,586,620 shares of Series B preferred stock and 1,320,850 shares of Series C preferred stock. The Series B preferred stock has a stated and liquidation value of $10.00 per share and pays a dividend out of the earnings and profits of the Company at the rate of 8% per annum, payable quarterly. The Series B preferred stock is convertible into the Company’s Class A common stock at a conversion price of $66.40 per share which was the closing price of the Company’s Class A common stock on the Nasdaq Stock Market on September 25, 2020 (the “Conversion Price”). Such conversion may occur either (i) at the option of the holder at any time after January 1, 2024, or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price). The Series C preferred stock has a stated and liquidation value of $10.00 per share and is convertible into the Company’s Class A common stock at the Conversion Price either (i) at the option of the holder at any time after January 1, 2026, or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price).

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
As the redemption features in the Series B preferred stock and Series C preferred stock are not solely within the control of the Company, the Company has classified the Series B preferred stock and Series C preferred stock as temporary equity in the Company’s condensed consolidated balance sheet.
Common Stock
Following the Company's one-for-five reverse stock split in February 2025, the Company’s common stock consists of 3,750,000 shares of Class A voting common stock and 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of March 31, 2025 and December 31, 2024, the Company had 2,232,578 and 1,970,615 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding as of March 31, 2025 or December 31, 2024.
Private Placement

On February 19, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) with certain institutional accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement priced at-the-market under the rules of The Nasdaq Stock Market (the “2025 Private Placement”), an aggregate of (i) 260,000 shares (the “2025 Shares”) of the Company’s Class A common stock, (ii) pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase up to an aggregate of 1,063,000 shares of Class A Common Stock (the “2025 Pre-Funded Warrant Shares”), and (iii) warrants (the “2025 Common Warrants” and, together with the 2025 Pre-Funded Warrants, the “2025 Warrants”) to purchase up to an aggregate of 1,323,000 shares of Class A Common Stock (the “2025 Common Warrant Shares” and, together with the 2025 Pre-Funded Warrant Shares, the “2025 Warrant Shares”). The purchase price of each 2025 Share and accompanying 2025 Common Warrant was $2.13, and the purchase price of each 2025 Prefunded Warrant and accompanying 2025 Common Warrant was $2.1299. The 2025 Private Placement closed on February 21, 2025, and the Company issued the 2025 Shares and executed and delivered the 2025 Warrants. The gross proceeds from the 2025 Private Placement were approximately $2.8 million, before deducting placement agent fees and other private placement expenses. Each 2025 Pre-Funded Warrant has an initial exercise price of $0.0001 per share (subject to adjustments as set forth therein), is immediately exercisable upon issuance and will expire when exercised in full. Each 2025 Common Warrant has an initial exercise price of $2.13 per share (subject to adjustments as set forth therein), is exercisable six months following the date of issuance and will expire five and a half years from the date of issuance. Pursuant to the Purchase Agreement, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the Securities Exchange Commission (“SEC”) on April 7, 2025 to register the resale of the 2025 Shares and the 2025 Pre-Funded Warrant Shares. The Registration Statement was declared effective by the SEC on April 24, 2025.

    Following the 2025 Private Placement, which included the sale of the 2025 Common Warrants, our number of authorized but unissued shares of Class A common stock remaining under our articles of incorporation would not be sufficient to issue shares should all of the 2025 Common Warrants be exercised. During 2025, the Company intends to request shareholder approval to amend the Company’s articles of incorporation to increase the number of authorized shares of Class A common stock. However, there can be no certainty that shareholder approval will be obtained.

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
Warrants
The Company had equity warrants outstanding of 2,663,201 and 277,201 as of March 31, 2025 and December 31, 2024, respectively.
NOTE 12 – STOCK COMPENSATION
The Company has issued grants under two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which a total of 159,761 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 125,000 shares of the Company’s Class A common stock have been approved for issuance. Upon approval of the 2021 Plan in March 2023, any shares remaining available for issuance under the 2014 Plan were cancelled, and all future grants were issued under the 2021 Plan. The 2021 Plan allows for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights or otherwise, to the Company’s officers, directors, employees and consultants.
Stock Options
Under our Equity Incentive Plans, an employee may receive an award of stock option grants that provides the opportunity in the future to purchase the Company’s shares at the market price of our stock on the date the award is granted (strike price). The options become exercisable over a range of immediately vested to four-year vesting periods and expire five years from the grant date, unless stated differently in the option agreements, if they are not exercised. We record compensation expense based on the estimated fair value of the awards which is amortized as compensation expense on a straight-line basis over the vesting period. Accordingly, total expense related to the award is reduced by the fair value of options that are forfeited by employees that leave the Company prior to vesting as they occur.
The following is a summary of the option activities during the three months ended March 31, 2025:

Number of Units
Outstanding, December 31, 2024	34,141
Granted	—
Exercised	—
Forfeited	—
Expired	(625)
Outstanding, March 31, 2025	33,516
Exercisable, March 31, 2025	32,558

Restricted Stock Units
Under the Company’s 2014 Plan and 2021 Plan, the Company may grant restricted stock units (“RSUs”) to certain employees and non-employee directors. Each RSU represents a contingent right to receive one share of Class A common stock. Upon granting the RSUs, the Company recognizes a fixed compensation expense equal to the fair market value of the underlying shares of RSUs granted on a straight-line basis over the requisite services period for the RSUs. Compensation expense related to the RSUs is reduced by the fair value of units that are forfeited by employees that leave the Company prior to vesting. The RSUs vest over a range of immediately vested to four-year vesting periods in accordance with the terms of the applicable RSU grant agreement.
The following is a summary of the RSU activities during the three months ended March 31, 2025:

Number of Units
Outstanding, December 31, 2024	14,636
Granted	—
Vested	(1,930)
Forfeited	(639)
Outstanding, March 31, 2025	12,067
Warrants
The following is a summary of the warrant activities for warrants to purchase Class A common stock during the three months ended March 31, 2025:

Number of Units
Outstanding, December 31, 2024	277,201
Granted	2,386,000
Exercised	—
Outstanding, March 31, 2025	2,663,201
Exercisable, March 31, 2025	2,663,201
Stock Compensation Expense
Long-term incentive plan

On August 15, 2024, the Company granted a long-term incentive plan (LTIP) cash award pursuant to its 2021 Equity Incentive Plan to members of the Company’s Board of Directors and senior management. The amount of each award earned will depend on the performance of the Company relative to certain performance targets related to share price appreciation of the Company’s Class A common stock during the respective performance cycles. The LTIP awarded to the Company's Board of Directors have a performance period ending on March 31, 2025, whereas the LTIP awarded to senior management have three consecutive 12-month performance periods ending June 30, 2025, June 30, 2026, and June 30, 2027. The target payout under the LTIP awarded to the Board of Directors and senior management is $420 thousand and $1.1 million, respectively. If the Company’s performance relative to the performance goal during the performance cycle is not equal to the performance target, the target Cash LTIP Award will be adjusted based on actual performance. Consequently, the projected payout under the LTIP awarded to the Board was $236 thousand as of March 31, 2025 due to the change in stock price. At no time during the performance cycle shall the payout be less than 1/3 or exceed 3 times the target cash LTIP Award, unless a change a control has occurred. Cash payments are subject to the Company’s compliance with all covenants contained in the Company’s credit facilities in effect at the conclusion of each performance cycle. There have been no cash payments as of March 31, 2025. As amounts earned for the awards are based on changes in the Company's stock price, the Company will recognize a liability for compensation cost each reporting period based on the fair value as of each reporting date proportionally with the elapsed time at each reporting period. The liability is recognized in other short-term liabilities in the consolidated balance sheets. The Company used a Model Monte Carlo Simulation model to determine the fair value of the LTIP as of March 31, 2025 to be $189 thousand. Key inputs to the valuation of the awards include the stock price as of the award effective date and the valuation date, the discount rate, and historical volatility in the Company’s stock price.

March 31, 2025
Market value of common stock on measurement date	$1.46
Risk free interest rate (1)	3.82%
Expected life in years	2.25 years
Expected volatility (2)	131%

(1)The risk-free interest rate was determined using the applicable Treasury Bill as of the measurement date.
(2)The historical trading volatility was based on historical fluctuations in stock price for Boxlight.
For the three months ended March 31, 2025 and 2024, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	$5	$104
Restricted stock units	66	444
Equity based warrants	30	1
Long-term incentive plan	68	—
Total stock compensation expense	$169	$549
As of March 31, 2025, there was approximately $0.3 million of unrecognized compensation expense related to unvested options, RSU’s, and warrants, which will be amortized over the remaining vesting period.
NOTE 13 – RELATED PARTY TRANSACTIONS
Management Agreement
On November 1, 2022, the Company entered into a consulting agreement with Mark Elliott, former Chief Executive Officer of Boxlight and a current member of the Board of Directors. Under the terms of the agreement, Mr. Elliott is to provide sales, marketing, management and related consulting services to assist the Company in sourcing and entering into agreements with one or more customers to provide products and services for specified school districts. The Company will pay Mr. Elliott a fixed payment of $4 thousand per month and commissions equal to 15% of gross profit derived by the Company based on total purchase order revenue. The agreement, unless cancelled, will automatically renew on December 31, 2025. For the three months ended March 31, 2025 and 2024, the Company paid $42 thousand and $79 thousand under the agreement, respectively.
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

For the three months ended March 31, 2025, the Company paid $43 thousand under the agreement. Mr. Pope continues to serve as a director of the Company.
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
Purchase Commitments
The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. As of March 31, 2025, the total amount of such open inventory purchase orders was $18.1 million.
NOTE 15 – CUSTOMER AND SUPPLIER CONCENTRATION
There was no customer that accounted for greater than 10% of the Company's consolidated revenues for the three months ended March 31, 2025 and 2024.
For the three months ended March 31, 2025 and 2024, the Company’s purchases were concentrated primarily with one vendor. Details are as follows:

Vendor	Total purchases from the vendor as a percentage of total cost of revenues for the three months ended March 31, 2025	Accounts payable to the vendor as of March 31, 2025 (in thousands)	Total purchases from the vendor as a percentage of total cost of revenues for the three months ended March 31, 2024	Accounts payable to the vendor as of March 31, 2024 (in thousands)
1	30.0%	$8,652	47.6%	$12,166
The Company believes there are other suppliers that could be substituted should the above cited vendor were to become unavailable or non-competitive.

NOTE 16 – SEGMENTS
Information about our Company’s operations by operating segment is shown in the following tables (in thousands):

	Year Ended March 31, 2025
	Americas	EMEA	Rest of World	Eliminations and Adjustments	Total

Revenues, net	$9,888	$12,703	$317	$(485)	$22,423
less (2)
Cost of sales	$5,065	$9,461	$125	$(271)	$14,380
Segment gross profit	$4,823	$3,242	$192	$(214)	$8,043

less (2)
General and administrative expenses	$4,906	$5,038	$95	$—	$10,039
Impairment of goodwill	$—	$—	$—	$—	$—
Interest expense	$2,367	$120	$—	$—	$2,487
Income tax expense	$(13)	$(137)	$—	$—	$(150)
Other segment items (3)	$(406)	$(505)	$—	$(179)	$(1,090)
Net Loss	$(2,031)	$(1,274)	$97	$(35)	$(3,243)
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
Other Expense - consists of interest expense associated with our debt financing arrangements, the effects of changes in the fair value of derivative liabilities and warrants.

	Year Ended March 31, 2024
	Americas	EMEA	Rest of World	Eliminations and Adjustments	Total

Revenues, net	$17,530	$21,001	$284	$(1,722)	$37,093
less (2)
Cost of sales	$10,801	$14,836	$190	$(1,549)	$24,278
Segment gross profit	$6,729	$6,165	$94	$(173)	$12,815

less (2)
General and administrative expenses	$9,378	$5,787	$84	$—	$15,249
Impairment of goodwill	$—	$—	$—	$—	$—
Interest expense	$2,545	$62	$—	$—	$2,607
Income tax expense	$720	$150	$—	$—	$870
Other segment items (3)	$951	$343	$—	$(116)	$1,178
Net Loss	$(6,865)	$(177)	$10	$(57)	$(7,089)
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

	March 31, 2025	December 31, 2024
Identifiable Assets
Americas	$47,736	$50,318
EMEA	59,636	63,863
Rest of World	1,324	1,124
Total Identifiable Assets	$108,696	$115,305
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

Unless the context otherwise requires, the terms “the Company,” “we,” “us,” and “our” in this Quarterly Report refer to Boxlight Corporation and its consolidated direct and indirect subsidiaries, and the term “Boxlight” refers to Boxlight Inc., a Washington corporation and a wholly owned subsidiary of Boxlight Corporation. The terms “quarter” and “year to date” refer to our quarter ending March 31st.

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

•our ability to regain compliance with the Nasdaq Capital Market continued listing requirements and maintain a listing of our Class A common stock on Nasdaq Capital Market;
•our ability to comply with certain covenants, including achievement of a recapitalization and/or repayment of our term loan by June 16, 2025, as well as minimum liquidity and borrowing base requirements under our existing credit agreement, or in the alternative, to continue to obtain forbearances or waivers from the lender thereunder;
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
•our ability to increase the number of authorized shares of Class A common stock pursuant to our articles of incorporation;
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
•the effects of future regulation;
•our ability to protect or monetize our intellectual property; and
•and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” in this Quarterly Report and those risks discussed in our other filings with the Securities and Exchange Commission (“SEC”), including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which discussion is incorporated herein by this reference.
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
We have also implemented a comprehensive plan to reach and maintain profitability both from our core business operations. Highlights of the plan include:
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
Other (expense) income, net
Other (expense) income, net primarily consists of interest expense associated with our debt financing arrangements, the effects of changes in the fair value of derivative liabilities and changes in the fair value of warrants.
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
Operating Results – Boxlight Corporation
For the three-month periods ended March 31, 2025 and 2024
Revenues. Total revenues for the three months ended March 31, 2025 were $22.4 million as compared to $37.1 million for the three months ended March 31, 2024, resulting in a 39.5% decrease. The decrease in revenues was due to lower sales volume across all markets primarily resulting from lower global demand for interactive flat panel displays as well as competitive industry pricing.
Cost of Revenues. Cost of revenues for the three months ended March 31, 2025 were $14.4 million as compared to $24.3 million for the three months ended March 31, 2024, resulting in a 40.8% decrease. The decrease in cost of revenues was attributable to the decrease in units sold.
Gross Profit. Gross profit for the three months ended March 31, 2025 was $8.0 million as compared to $12.8 million for the three months ended March 31, 2024, a decrease of 37.2%. Gross profit margin was 35.9% for the three months ended March 31, 2025 and 34.5% for the three months ended March 31, 2024. The increase in gross profit margin is primarily related to the difference in product mix offset by increases in pricing pressure within the industry compared to the prior year quarter.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2025 were $10 million, representing 44.8% of revenue as compared to $15.2 million representing 41.1% of revenue for the three months ended March 31, 2024. The decrease in general and administrative expenses for the period ended March 31, 2025 was due to ongoing initiatives to reduce operating expenses across all cost groups, with the largest declines in employee-related expenses of $2.4 million, professional fees of $1.3 million, sales and marketing expenses of $0.9 million, travel expenses of $0.5 million and stock compensation expense of $0.4 million.
Research and Development Expenses. Research and development expenses for the three months ended March 31, 2025 and 2024 were $0.9 million and $1.2 million, respectively and represented 4.1% and 3.2% of revenue, respectively. The decrease can be attributable to management's ongoing initiatives to reduce operating expenses.
Other Expense. Other expense, net for the three months ended March 31, 2025 was $0.5 million as compared to $2.6 million for the three months ended March 31, 2024, representing a decrease of $2.1 million. Other expense consists primarily of interest expense on our term loan offset by change in fair value of common warrants compared to the prior year quarter.
Net Loss. Net loss was approximately $3.2 million and $7.1 million for the three months ended March 31, 2025 and 2024, respectively, and was a result of the changes noted above.
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
EBITDA represents net loss before income tax expense, interest income, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, plus stock compensation expense, the change in fair value of derivative liabilities, purchase accounting impact of fair valuing inventory and deferred revenue, change in fair value of warrants and severance charges. Management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of the Company’s business model, and to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. Investors should consider the Company’s non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains reconciliations of net losses to EBITDA and adjusted EBITDA for the periods presented:

(in thousands)	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
Net Loss	$(3,243)		$(7,089)
Depreciation and amortization	2,463		2,069
Interest expense	2,487		2,607
Income tax (benefit) expense	(150)		870
EBITDA	$1,557		$(1,543)
Stock compensation expense	169		549
Change in fair value of derivative liabilities	9		(192)
Change in fair value of common warrants	(1,936)	—	—
Purchase accounting impact of fair valuing inventory	—		113
Purchase accounting impact of fair valuing deferred revenue	119		309
Severance charges	57		943
Adjusted EBITDA	$(25)		$179
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
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $8.1 million, a working capital balance of $1.6 million, and a current ratio of 1.02. As of March 31, 2024, we had $11.8 million of cash and cash equivalents, a working capital balance of $46.6 million, and a current ratio of 2.17.
For the three months ended March 31, 2025 and 2024, we had net cash used in operating activities of $4.7 million and $1.9 million, respectively. Cash used in operating activities primarily relates to net loss for the three months ended March 31, 2025 as well as changes in working capital management. We had net cash used in investing activities of $127 thousand and $394 thousand for the three months ended March 31, 2025 and 2024, respectively. Cash used in investing activities is related to purchases of property and equipment. For the three months ended March 31, 2025 and 2024, we had net cash provided by and used in financing activities of $4.6 million and $2.6 million, respectively. Cash provided by financing activities in 2025 is related to proceeds from short-term debt of $2.5 million and proceeds from issuance of common stock and warrants of $2.8 million, partially offset by loss on revaluation of warrants and principal repayment of short-term debt of $0.7 million.
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

The Company was also not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at December 31, 2024. In addition, the Company was also not in compliance with its borrowing base covenant under the Credit Agreement at December 31, 2024, January 31, 2024 and February 28, 2025. On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan and (ii) waive any events of default that may have arisen as a result of the Company’s failure to (A) maintain the required ratio of indebtedness to adjusted EBITDA (defined more specifically as the “Senior Leverage Ratio” in the Credit Agreement) for the periods ended December 31, 2024 and March 31, 2025 and (B) maintain a value of specified assets in excess of certain borrowings (defined more specifically as a “Borrowing Base” in the Credit Agreement) for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. In addition, no payments were required to be made by the Company to pay down the borrowing base defaults for December 2024, January 2025 and February 2025. The Company is required to pay a fee equal to 6% of the working capital bridge loan under the Eighth Amendment. The bridge loan, including the related fee, is due and payable in full on August 31, 2025, and is not subject to prepayment penalties. There can be no assurance that the Lender will not declare an event of default and acceleration of all of our obligations under the Credit Agreement in the event we are unable to maintain full compliance with these covenants in the future.

In conjunction with obtaining the waiver pursuant to the Eighth Amendment, the Company must also comply with additional covenants, including meeting target completion milestones related to the Company’s recapitalization process, most notably achieving an expected completion of the recapitalization and/or repayment of its term loan by June 16, 2025. In addition, the Company is required to provide budgets to the lender with variance analysis in excess of specified thresholds resulting in an event of default at the discretion of the lender. The amendment also prohibits the Company from paying dividends or distributions to its preferred stockholders and reduces the value assigned to its intellectual property under its borrowing base calculation.

The Company also was not in compliance with its financial covenant related to the borrowing base under the Credit Agreement at March 31, 2025. However, the non-compliance was cured by the payment of approximately $1.3 million under the Credit Agreement in April and May 2025.

Because of the significant decreases in the required Senior Leverage Ratio that have occurred within the past eighteen months, our current forecast projects that we may not be able to maintain compliance with this ratio. These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

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

Because our Class A common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. On April 7, 2025, the Company received a letter (the “Notice”) from the Listing Qualifications

Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it did not satisfy the continued listing requirements under Nasdaq Listing Rule 5550(b) for the Nasdaq Capital Market. Rule 5550(b) requires that a listed company must satisfy one of the following three standards: (1) stockholders’ equity of at least $2.5 million; (2) market value of listed securities of at least $35 million; or (3) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. In its Annual Report on Form 10-K for the year ended December 31, 2024, the Company reported (i) stockholders’ equity of ($12,896,000) at December 31, 2024, and (ii) net losses of ($28,335,000) and ($39,156,000) for the years ended December 31, 2024, and 2023, respectively. In addition, based on the consolidated closing bid price of the Company’s Class A Common Stock on the Nasdaq Capital Market on April 4, 2025 of $1.27, the market value of the Company’s listed securities was $2,830,180 as of such date. The Notice has no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company has 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b). The Company intends to submit a compliance plan within 45 days of the date of the notification and will evaluate available options to resolve the deficiency and regain compliance. If the Company’s compliance plan is accepted, the Company may be granted up to 180 calendar days from April 7, 2025, to evidence compliance. There can be no assurance that the Company’s compliance plan will be accepted by Nasdaq, or that the Company will be able to obtain compliance with Rule 5550(b) within the prescribed timeframe. If the Company’s Class A Common Stock is delisted from the Nasdaq Capital Market, it could have a material adverse effect on the market price and liquidity of the Class A Common Stock, and could materially impair the Company’s ability to raise equity capital.

Following a private placement offering in February 2025, which included the sale of warrants (the “2025 Common Warrants”) to purchase up to an aggregate of 1,323,000 shares of Class A Common Stock, our number of authorized but unissued shares of Class A common stock remaining under our articles of incorporation would not be sufficient to issue shares should all of the 2025 Common Warrants be exercised. During 2025, the Company intends to request shareholder approval to amend the Company’s articles of incorporation to increase the number of authorized shares of Class A common stock. However, there can be no certainty that shareholder approval will be obtained. If the Company’s Class A Common Stock does not receive shareholder approval for an increase in the number of authorized shares of Class A common stock available under its articles of incorporation, it could also materially impair the Company’s ability to raise equity capital.
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
Our significant accounting policies are discussed in the notes to the unaudited condensed consolidated financial statements and in Note 1 in the Company’s 2024 Annual Report, which was filed with the SEC on March 28, 2025. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:
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
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses described in our 2024 Annual Report on Form 10-K, as filed with the SEC on March 28, 2025.
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
Other than the remediation activities described above, there were no changes made in the internal controls over financial reporting for the quarter ended March 31, 2025 that have materially affected our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS

For information regarding other risk factors pertinent to the Company’s business please refer to Part I Item 1A of the Company’s 2024 Annual Report on Form 10-K, which was filed with the SEC on March 28, 2025 and is incorporated by reference herein, as further updated and supplemented by the risk factors set forth below.

We may not be able to maintain a listing of our Class A common stock on Nasdaq Capital Market, or Nasdaq

On April 7, 2025, the Company received a letter (the “Notice”) from the staff at Nasdaq notifying the Company that it did not satisfy the continued listing requirements under Nasdaq Listing Rule 5550(b) for the Nasdaq Capital Market. Rule 5550(b) requires that a listed company must satisfy one of the following three standards: (1) stockholders’ equity of at least $2.5 million; (2) market value of listed securities of at least $35 million; or (3) net income from continuing operations of $0.5 million in the most recently completed fiscal year or in two of the three most recently completed fiscal years. In its Annual Report on Form 10-K for the year ended December 31, 2024, the Company reported (i) stockholders’ equity of $12.9 million at December 31, 2024, and (ii) net losses of $28.3 million and $39.2 million for the years ended December 31, 2024, and 2023, respectively. In addition, based on the consolidated closing bid price of the Company’s Class A Common Stock on the Nasdaq Capital Market on April 4, 2025 of $1.27, the market value of the Company’s listed securities was $2,830,180 as of such date.

The Notice has no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company has 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b). The Company intends to submit a compliance plan within 45 days of the date of the notification and will evaluate available options to resolve the deficiency and regain compliance. If the Company’s compliance plan is accepted, the Company may be granted up to 180 calendar days from April 7, 2025, to evidence compliance.

There can be no assurance that the Company’s compliance plan will be accepted by Nasdaq, or that the Company will be able to obtain compliance with Rule 5550(b) within the prescribed timeframe. If the Company does not submit a compliance plan or the compliance plan is not accepted by Nasdaq, the Company’s Class A common stock could be delisted from the Nasdaq Capital Market.

In addition, as previously reported, on February 28, 2024, Boxlight Corporation, a Nevada corporation (the “Company”), received a letter from the staff of Nasdaq, notifying the Company that, based upon the closing bid price of the Company’s Class A common stock for the previous 30 consecutive business days, the Company no longer met the requirements of Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The Company was provided an initial period of 180 calendar days, or until August 26, 2024, to regain compliance with the Bid Price Rule. As previously reported, on August 27, 2024, Nasdaq advised the Company in writing that, while the Company had not regained compliance with the

Bid Price Rule, the Company had been granted an additional 180 calendar day extension, or until February 24, 2025 (the “Second Deadline”), to regain compliance with the Bid Price Rule.

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

While the Company regained compliance with the Bid Price Rule at that time, there can be no assurance that the Company will maintain compliance with the Bid Price Rule, in the future. In addition, in accordance with Nasdaq Listing Rule 5810(c)(3)(A)(iv), if our stock price were to decline below $1.00 per share in the twelve months following our reverse stock split on February 14, 2025, we would not be eligible for any compliance period and the Nasdaq Listing Qualifications Department will issue a Staff Delisting Determination. In addition, our Board may determine in the future that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing.

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

As of March 31, 2025 we owed $39.6 million to the Lender under our Credit Agreement. As previously disclosed, we have been unable to comply with certain covenants under our Credit Agreement with the Lender. Although, to date, we have been successful in obtaining forbearance agreements with respect to these matters and avoid defaults under the agreement, there can be no assurance that the lender will not declare an event of default and acceleration all of our obligations under the Credit Agreement in the event we are unable to get into full compliance with these covenants in the future.

Most recently, we were not in compliance with (i) the Senior Leverage Ratio financial covenant under the Credit Agreement at March 31, 2025 and December 31, 2024, and (ii) our borrowing base covenant under the Credit Agreement at December 31, 2024, January 31, 2024 and February 28, 2025. On March 24, 2025, we entered into an eighth amendment to the Credit Agreement (the “Eighth Amendment”) to, among other things, waive any events of default that may have arisen directly as a result of such non-compliance with the Senior Leverage Ratio financial covenant and our borrowing base covenant under the Credit Agreement with respect to each of these periods. We also were not in compliance with our borrowing base covenant under the Credit Agreement at March 31, 2025, which was subsequently cured by the payment of approximately $1.3 million under the Credit Agreement in April and May 2025. Because of the significant decreases in the required Senior Leverage Ratio that have occurred within the past 18 months, our current forecast projects that we may not be able to maintain compliance with this ratio. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

In addition, pursuant to the Eighth Amendment, we must also comply with additional covenants, including meeting target completion milestones related to our recapitalization process, most notably achieving an expected completion of the recapitalization and/or repayment of our term loan by June 16, 2025. We are actively working to refinance our debt with new lenders. While we have currently engaged financial advisors and are actively working to refinance our existing debt, there can be no assurance we will be successful in refinancing our debt, on a timely basis, or on terms acceptable to us, or at all.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
3.1	Certificate of Change, filed on February 12, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 13, 2025).
4.1	Amendment to Certificate of Designation (Series B Preferred Stock) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8- K filed February 21, 2025).
4.2	Amendment to Certificate of Designation (Series C Preferred Stock) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8- K filed February 21, 2025).
4.3	2025 Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8- K filed February 21, 2025).
4.4	2025 Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8- K filed February 21, 2025).
10.1	Placement Agent Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K filed February 21, 2025).
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8- K filed February 21, 2025).
10.3
Eight Amendment and Waiver to Credit Agreement, dated March 24, 2025, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC (incorporated by reference to exhibit 10.89 to the Annual Report on Form 10-K filed March 28, 2025)

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

BOXLIGHT CORPORATION

May 14, 2025	By:	/s/ Dale Strang
Dale Strang
Chief Executive Officer

May 14, 2025	By:	/s/ Greg Wiggins
Greg Wiggins
Chief Financial Officer (Principal Financial and Accounting Officer)