Form 10-Q
period 2025-06-30
Boxlight Corp
filed 2025-08-13
CIK 1624512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s Class A common stock on August 6, 2025 was 2,656,617.

BOXLIGHT CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Boxlight Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and six months ended June 30, 2025 and 2024
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues, net	$30,852	$38,514	$53,275	$75,608
Cost of revenues	20,062	23,986	34,442	48,265
Gross profit	10,790	14,528	18,833	27,343

Operating expense:
General and administrative	13,574	12,321	23,613	27,570
Research and development	1,128	985	2,040	2,155
Total operating expense	14,702	13,306	25,653	29,725

Income (loss) from operations	(3,912)	1,222	(6,820)	(2,382)

Other (expense) income:
Interest expense, net	(2,571)	(2,566)	(5,058)	(5,173)
Other income (expense), net	2,331	(229)	2,984	(429)
Loss on warrant issuance	—	—	(578)	—
Change in fair value of derivative liabilities	(42)	4	(51)	196
Change in fair value of common warrants	(251)	—	1,685	—
Total other expense	(533)	(2,791)	(1,018)	(5,406)
Loss before income taxes	(4,445)	(1,569)	(7,838)	(7,788)
Income tax benefit (expense)	(274)	91	(124)	(779)
Net loss	(4,719)	(1,478)	(7,962)	(8,567)
Fixed dividends - Series B Preferred	(317)	(317)	(634)	(634)
Net loss attributable to common stockholders	$(5,036)	$(1,795)	$(8,596)	$(9,201)

Comprehensive loss:
Net loss	$(4,719)	$(1,478)	$(7,962)	$(8,567)
Other comprehensive income (loss):
Foreign currency translation adjustment	152	(47)	722	(858)
Total comprehensive loss	$(4,567)	$(1,525)	$(7,240)	$(9,426)

Net loss per share of Class A common stock – basic and diluted	$(1.53)	$(0.92)	$(2.95)	$(4.72)

Weighted average number of shares of Class A common stock outstanding – basic and diluted	3,296	1,958	2,915	1,950
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Balance Sheets
As of June 30, 2025 and December 31, 2024
(in thousands, except share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,608	$8,007
Accounts receivable – trade, net of allowances for credit losses of $831 and $394	21,439	18,325
Inventories, net of reserves	28,190	43,265
Prepaid expenses and other current assets	8,960	8,785
Total current assets	66,197	78,382

Property and equipment, net of accumulated depreciation	2,085	2,134
Operating lease right of use asset	7,844	8,055
Intangible assets, net of accumulated amortization	22,326	25,944
Other assets	749	790
Total assets	$99,201	$115,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$11,720	$24,176
Short-term debt	39,034	37,148
Operating lease liabilities, current	1,904	2,018
Deferred revenues, current	9,496	9,015
Derivative liabilities	52	1
Other short-term liabilities	4,532	4,682
Total current liabilities	66,738	77,040

Deferred revenues, non-current	15,349	15,158
Deferred tax liabilities, net	870	901
Operating lease liabilities, non-current	6,489	6,428
Other long-term liabilities	1,875	165
Total liabilities	91,321	99,692

Commitments and contingencies (Note 14)
Mezzanine equity:
Preferred Series B, 1,586,620 shares issued and outstanding	16,146	16,146
Preferred Series C, 1,320,850 shares issued and outstanding	12,363	12,363
Total mezzanine equity	28,509	28,509

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 3,750,000 shares authorized; 2,649,936 and 1,970,615 Class A shares issued and outstanding, respectively	—	—
Additional paid-in capital	118,994	119,487
Accumulated deficit	(140,572)	(132,610)
Accumulated other comprehensive income	949	227
Total stockholders’ deficit	(20,629)	(12,896)

Total liabilities and stockholders’ equity	$99,201	$115,305
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the three months ended June 30, 2025
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of March 31, 2025	167,972	$—	2,232,578	$—	$119,241	$797	$(135,853)	$(15,815)

Shares issued for:

Warrants exercised	—	—	415,500	—	—	—	—	—

Vesting of restricted share units	—	—	1,858	—	(2)	—	—	(2)

Stock compensation	—	—	—	—	72	—	—	72

Foreign currency translation	—	—	—	—	—	152	—	152

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	(4,719)	(4,719)

Balance as of June 30, 2025	167,972	$—	2,649,936	$—	$118,994	$949	$(140,572)	$(20,629)

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
For the six months ended June 30, 2025
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of December 31, 2024	167,972	$—	1,970,615	$—	$119,487	$227	$(132,610)	$(12,896)

Shares issued for:

Warrants exercised	—	—	415,500	—	—	—	—	—

Vesting of restricted share units	—	—	3,788	—	(3)	—	—	(3)

Reverse stock split fractional adjustment	—	—	33	—	—	—	—	—

February 2025 private placement	—	—	260,000	—	—	—	—	—

Stock compensation	—	—	—	—	144	—	—	144

Foreign currency translation	—	—	—	—	—	722	—	722

Fixed dividends Preferred Series B	—	—	—	—	(634)	—	—	(634)

Net loss	—	—	—	—	—	—	(7,962)	(7,962)

Balance as of June 30, 2025	167,972	$—	2,649,936	$—	$118,994	$949	$(140,572)	$(20,629)
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended June 30, 2024
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of March 31, 2024	167,972	$—	1,955,545	$1	$119,956	$490	$(111,364)	$9,083

Shares issued for:

Vesting of restricted share units	—	—	8,030	—	—	—	—	—

Stock compensation	—	—	—	—	243	—	—	243

Foreign currency translation	—	—	—	—	—	(47)	—	(47)

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	(1,478)	(1,478)

Balance as of June 30, 2024	167,972	$—	1,963,575	$1	$119,882	$443	$(112,842)	$7,484

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the six months ended June 30, 2024
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of December 31, 2023	167,972	$—	1,940,899	$1	$119,724	$1,301	$(104,275)	$16,751

Shares issued for:

Vesting of restricted share units	—	—	22,676	—	—	—	—	—

Stock compensation	—	—	—	—	792	—	—	792

Foreign currency translation	—	—	—	—	—	(858)	—	(858)

Fixed dividends Preferred Series B	—	—	—	—	(634)	—	—	(634)

Net loss	—	—	—	—	—	—	(8,567)	(8,567)

Balance as of June 30, 2024	167,972	$—	1,963,575	$1	$119,882	$443	$(112,842)	$7,484

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2025 and 2024
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(7,962)	$(8,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt premium, discount and issuance cost	1,246	1,175
Provision for credit losses	(122)	116
Paid-in-kind accrual on short-term debt	150	—
Changes in deferred tax assets and liabilities	(31)	(324)
Change in allowance for sales returns and volume rebates	(837)	(1,160)
Change in fair value of common warrants	(1,685)	—
Change in inventory reserve	(686)	78
Change in fair value of derivative liabilities	51	(196)
Stock compensation expense	348	792
Depreciation and amortization	5,054	4,112
Loss on warrant issuance	578	—
Change in right of use assets and lease liabilities	(197)	164
Changes in operating assets and liabilities:
Accounts receivable – trade	(2,311)	998
Inventories	17,459	6,079
Prepaid expenses and other current assets	(41)	(2,661)
Other assets	55	46
Accounts payable and accrued expenses	(13,452)	(10,062)
Other short-term liabilities	(134)	—
Other liabilities	165	2,008
Deferred revenues	(748)	93
Net cash used in operating activities	(3,100)	(7,309)

Cash flows from investing activities:
Purchases of furniture and fixtures	(159)	(411)
Net cash used in investing activities	(159)	(411)

Cash flows from financing activities:
Proceeds from short-term debt	2,500	2,000
Principal payments on short-term debt	(2,010)	—
Principal payments on long term debt	—	(3,096)
Payments of fixed dividends to Series B Preferred stockholders	—	(317)
Proceeds from issuance of common stock and pre-funded warrants	2,818	—
Net cash provided by (used in) financing activities	3,308	(1,413)

Effect of foreign currency exchange rates	(448)	(606)

Net decrease in cash and cash equivalents	(399)	(9,739)

Cash and cash equivalents, beginning of the period	8,007	17,253

Cash and cash equivalents, end of the period	$7,608	$7,514

Supplemental cash flow disclosures:
Cash paid for income taxes	$706	$2,296
Cash paid for interest	$3,431	$3,653

Non-cash investing and financing transactions:
Addition of operating lease liabilities	$—	$177
Cash dividends declared to Series B Preferred stockholders	$634	$317
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
REVERSE STOCK SPLIT
In order to regain compliance with NASDAQ Listing Rule 5550(a)(2) (the "Bid Price Rule"), on February 14, 2025, the Company effected a reverse stock split of the Company’s Class A common stock whereby each five shares of the Company’s authorized and outstanding Class A common stock was converted into one share of Class A common stock. The par value of the Class A common stock was not adjusted. Following the reverse split, the authorized shares for Class A common stock was adjusted to 3,750,000, the authorized shares for Class B common stock remained at 50,000,000 shares, and the authorized shares of preferred stock remained unchanged at 50,000,000 shares. All shares of Class A common stock and per share amounts for all periods presented in the condensed consolidated financial statements and the notes to the condensed consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in aggregate par value of Class A common stock to additional paid-in capital on the condensed consolidated balance sheets of approximately $1 thousand. The quantity of Class A common stock equivalents and the conversion and exercise ratios were adjusted for the effect of the reverse stock split for warrants, stock-based compensation arrangements, and the conversion features on preferred shares. There are presently no shares of Class B common stock outstanding and none were outstanding as of March 31, 2025. The Company issued 33 shares of Class A common stock to adjust fractional shares following the reverse stock split to the nearest whole share.
GOING CONCERN

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.

As described in Note 8, the Company was not in compliance with the Senior Leverage Ratio financial covenant under its Credit Agreement at June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025. Non-compliance with the Senior Leverage Ratio financial covenant was waived by the Agent and Lender under amendments to the Credit Agreement. In addition, the Company was also not in compliance with its borrowing base covenant under the Credit Agreement at December 31, 2024, January 31, 2025, February 28, 2025, March 31, 2025, April 30, 2025, and May 31, 2025. Non-compliance with the borrowing base covenant was either waived by the Agent and Lender under amendments to the Credit Agreement or cured by making certain payments under the Credit Agreement.

On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan in March 2025 and (ii) waive any events of default that may have arisen directly as a result of (1) the Financial Covenant Event of Default (as defined in the Eighth Amendment) for the periods ended December 31, 2024 and March 31, 2025 and (2) the Borrowing Base defaults described in the Eighth Amendment for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. The bridge loan, including the related fee, is due and payable in full on August 31, 2025, and is not subject to prepayment penalties. In conjunction with obtaining the waiver, the Company also was required to comply with the following covenants:

•Initiate recapitalization efforts and/or other financing arrangements with target completion milestones starting on March 21, 2025 through an expected completion of the recapitalization and/or repayment of the debt by June 16, 2025 (the "Recapitalization Requirement"). Not meeting these dates is an event of default under the credit facility. The Company did not meet this requirement.

•Provide budgets to the Lender with variances in excess of specified thresholds resulting in an event of default at the discretion of the Lender. The Company will also be required to meet with a financial advisor, as designated by the Lender, if requested.

In addition, the Eighth Amendment prohibits the Company from paying dividends or distributions to the preferred stockholders and reduces the borrowing base calculations by reducing the value assigned to its intellectual property to $11.2 million.

On August 13, 2025, the Company entered into a forbearance agreement and ninth amendment and waiver to the Credit Agreement with the Collateral Agent and Lender (the “Ninth Amendment”) to waive any events of default that may have arisen directly as a result of (1) the Financial Covenant Event of Default (as defined in the Ninth Amendment) for the period ended June 30, 2025, (2) the Borrowing Base defaults described in the Ninth Amendment for the months ended April 30, 2024, May 31, 2025, June 30, 2025, and July 31, 2025, and (3) the failure to comply with the Recapitalization Requirement. Pursuant to the Ninth Amendment, the Company agreed to increase its quarterly principal payment due on September 30, 2025 from the scheduled $0.7 million to $1.0 million and to change interest payments from being due quarterly to being due monthly beginning in August 2025.

The Company also was not in compliance with its financial covenant related to the borrowing base under the Credit Agreement at March 31, 2025. However, the non-compliance was cured by the payment of approximately $1.3 million under the Credit Agreement in April and May 2025. The Company applied these payments to the bridge loan and related fee, leaving a balance due at August 31, 2025 of $1.4 million.

There can be no assurance that the Lender will not declare an event of default and require acceleration of all of our obligations under the Credit Agreement in the event we are unable to maintain full compliance with these covenants in the future. Because of the significant decreases in the required Senior Leverage Ratio, the Company’s current forecast projects the Company may not be able to maintain compliance with this ratio.
In addition, the Company’s Term Loan, which has an outstanding balance of $39.0 million as of June 30, 2025, matures on December 31, 2025. As of June 30, 2025, the Company's short-term debt will mature within the six months. The Company is actively working to refinance its debt with new lenders. However there can be no assurance that these efforts will be successful prior to the maturity date at which time all amounts under the Term Loan will become due.
These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued. In view of the Term Loans being payable in full within the next six months and the expected non-compliance with the Senior Leverage Ratio, continuation as a going concern is dependent upon the Company’s ability to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio, or refinance its Credit Agreement with a different lender on more favorable terms. The Company is actively working to refinance its debt with new lenders. While the Company has currently engaged financial advisors and is actively working to refinance its existing debt, it does not have written or executed agreements as of the issuance of these financial statements. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. We believe we have a good working relationship with our current Lender. However, there can be no assurance that the Company will be successful in refinancing its debt, on a timely basis, or on terms acceptable to the Company, or at all.

To the extent not converted into the Company’s Class A common stock, the outstanding shares of our Series B preferred stock became redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 upon, 30 days’ prior written notice to the Company, for a redemption price, payable in cash, equal to the sum of (a) ($10.00) multiplied by the number of shares of Series B preferred stock being redeemed (the “Series B Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Series B Redeemed Shares. If all unconverted shares of Series B Preferred Stock were redeemed on June 30, 2025, the total amount payable by the Company would be $15.9 million.

In addition, our Series C preferred stock will become redeemable at the option of the holders at any time or from time to time commencing on January 1, 2026 upon, 30 days’ prior written notice to the Company for a redemption price, payable in cash, equal to the sum of (a) ($10.00) multiplied by the number of shares of Series C preferred stock being redeemed. If all unconverted shares of Series C Preferred Stock were redeemed, the total amount payable by the Company would be $13.2 million.

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

The Company has evaluated these corrections in accordance with Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections, Financial Accounting Standards Board (“FASB”) Concepts Statement No. 2, Qualitative Characteristics of Accounting Information, and SAB No. 99- Materiality, and determined it was not necessary to amend its previously issued fiscal year condensed consolidated financial statements upon overall considerations of both quantitative and qualitative factors. The corrections had no impact on the Statement of Operations and Comprehensive Loss or Statement of Changes in Stockholders’ (Deficit) Equity for the prior period ended, June 30, 2024.
A summary of immaterial corrections to the Company’s previously issued condensed consolidated balance sheet are as follows (in thousands):

	June 30, 2024
	As reported	Adjustments	As revised
Accounts receivable – trade, net of allowances	29,147	2,310	$31,457
Prepaid expenses and other current assets	10,610	228	$10,838
Total assets	138,772	2,538	$141,310
Accounts payable and accrued expenses	22,707	(348)	$22,359
Other short-term liabilities	1,598	2,638	$4,236
Total current liabilities	38,458	2,290	$40,748
Total liabilities	102,779	2,290	$105,069
Total liabilities and stockholders’ (deficit) equity	138,772	2,538	$141,310
A summary of immaterial corrections to the Company’s previously issued condensed consolidated statements of cash flows are as follows (in thousands):

	June 30, 2024
	As reported	Adjustments	As revised
Change in allowance for sales returns and volume rebate	(811)	(349)	(1,160)
Prepaid expenses and other current assets	(2,686)	25	(2,661)
Accounts payable and accrued expenses	(10,411)	349	(10,062)
Other liabilities	2,033	(25)	2,008
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, accounts receivable and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. The Company has determined that the estimated fair value of debt is approximately $35.6 million while the carrying value, excluding premiums, discounts, and issuance costs, is approximately $39.0 million. The fair value of debt was estimated using market rates the Company believes would be available for similar types of financial instruments and represents a Level 2 measurement.
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
As of June 30, 2025, the Company classified newly issued warrants to purchase up to an aggregate of 1,323,000 shares of Class A Common Stock (the “2025 Common Warrants”) as a liability due to the Company having insufficient authorized shares at June 30, 2025 to share-settle the 2025 Common Warrants, which were otherwise determined to be equity classified. The Company also reclassified 32,308 vested stock options from equity classification to liability classification as a result of the Company having insufficient authorized shares of Class A common stock available pursuant to the Company’s articles of incorporation at June 30, 2025 to settle the share-based payment arrangements when the awards are exercised. On August 8, 2025, at the Company's annual meeting of shareholders, the Company's shareholders approved and amendment of the Company's articles of incorporation to increase the number of authorized shares of Class A common stock from 3,750,000 to 25,000,000.
Transfers into Level 3 measurements during the six months ended June 30, 2025 of approximately $1.5 million were related to the 2025 Common Warrants. There were no transfers into or out of Level 3 measurements in the first six months of 2024.
The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of June 30, 2025
Derivative liabilities - warrant instruments	—	—	$52	$52
Long-term incentive plan	—	—	$71	$71
Common warrants (1)	—	—	$1,711	$1,711
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

The following tables reconcile the beginning and ending balances of the warrant instruments and long-term incentive plan within Level 3 of the fair value hierarchy, respectively:

	Derivative Liabilities (in thousands)	Long-term incentive plan (in thousands)	Common warrants (in thousands)
Balance, March 31, 2025	$10	$189	$1,460
Change in fair value	42	(118)	251
Balance, June 30, 2025	$52	$71	$1,711

	(in thousands)	(in thousands)	(in thousands)
Balance, December 31, 2024	$1	$358	$—
Common warrants issuance on February 21, 2025	—	—	3,396
Reclass to accrued expenses	—	(225)	—
Change in fair value	51	(62)	(1,685)
Balance, June 30, 2025	$52	$71	$1,711

	(in thousands)	(in thousands)	(in thousands)
Balance, March 31, 2024	$13	$—	$—
Change in fair value	(4)	—	—
Balance, June 30, 2024	$9	$—	$—

	(in thousands)	(in thousands)	(in thousands)
Balance, December 31, 2023	$205	$—	$—
Change in fair value	(196)	—	—
Balance, June 30, 2024	$9	$—	$—
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
For the three and six months ended June 30, 2025, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 5 thousand shares issuable upon exercise of options to purchase Class A common stock, 9 thousand of unvested shares of restricted stock and 2.2 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 0.4 million shares issuable from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive.
For the three and six months ended June 30, 2024, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 36 thousand shares from options to purchase shares of common stock and 22 thousand of unvested restricted stock units as well as 0.3 million shares of Class A common stock issuable upon exercise of warrants. Additionally, potentially dilutive securities of 0.4 million from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive.
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
The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying condensed consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying condensed consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company had no material contract assets as of June 30, 2025 or December 31, 2024. During the three months ended June 30, 2025 and June 30, 2024, respectively, the Company recognized $1.8 million and $2.2 million of revenue that was included in the deferred revenue balance as of December 31, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2025 and June 30, 2024, the Company recognized $3.7 million and $4.4 million of revenue that was included in the deferred revenue balance as of December 31, 2024 and December 31, 2023, respectively.
Variable Consideration
The Company’s otherwise fixed consideration may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly for “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering or otherwise determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company provides rebates to certain customers based on the achievement of certain sales targets. The provision for rebates is estimated based on customers’ contracted rebate programs and our historical experience of rebates paid. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the most likely method based on historical experience and are measured at each reporting date. There was no material revenue recognized in the three and six months ended June 30, 2025 related to changes in estimated variable consideration that existed at December 31, 2024.

Remaining Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of June 30, 2025 and December 31, 2024, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $24.8 million and $24.2 million, respectively. The Company expects to recognize revenue on approximately 38% of the remaining performance obligations during the next 12 months, 29% in the following 12 months, 19% in the 12 months ended June 30, 2027, 11% in the 12 months ended June 30, 2028, with the remaining 3% recognized thereafter.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2025	2024	2025	2024
Product revenue	$27,822	$35,822	$49,465	$70,257
Service revenue	3,030	2,692	3,810	5,351
Total revenues, net	$30,852	$38,514	$53,275	$75,608
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
Certain sales commissions incurred by the Company are determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would be recognized over a period that is one year or less, the Company has elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Total deferred commissions, net of accumulated amortization, as of June 30, 2025 and December 31, 2024 were both less than $0.5 million, respectively.
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
In January 2025, the FASB ASU 2025-01—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The Board issued this Update to clarify the effective date of Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The change is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.
NOTE 2 – ACCOUNTS RECEIVABLE - TRADE
Accounts receivable consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	2025	2024

Accounts receivable – trade	$22,270	$18,719
Allowance for credit losses	(831)	(394)
Accounts receivable - trade, net of allowances	$21,439	$18,325
NOTE 3 – INVENTORIES
Inventories consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	2025	2024

Finished goods	$29,871	$45,352
Spare parts	914	1,065
Reserve for inventory obsolescence	(2,595)	(3,152)
Inventories, net	$28,190	$43,265
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	2025	2024

Prepayments to vendors	$2,067	$2,212
Prepaid licenses and other	6,893	6,573
Prepaid expenses and other current assets	$8,960	$8,785
Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 are net of reserves of $1.4 million related to vendor receivables.

NOTE 5 – INTANGIBLE ASSETS
Intangible Assets
Intangible assets consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	Useful lives	2025	2024
INTANGIBLE ASSETS
Patents	4-10 years	$100	$100
Customer relationships	8-15 years	51,789	48,036
Technology	3-5 years	8,683	8,371
Non-compete	3 years	391	391
Tradenames	2-10 years	12,770	12,253
Intangible assets, at cost		73,733	69,151
Accumulated amortization		(51,407)	(43,207)
Intangible assets, net of accumulated amortization		$22,326	$25,944
For the three months ended June 30, 2025 and 2024, the Company recorded amortization expense of $2.5 million and $1.9 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded amortization expense of $4.8 million and $3.8 million, respectively. Changes to gross carrying amount of recognized intangible assets due to translation adjustments include approximately $3.8 million as of June 30, 2025 and ($0.8) million as of December 31, 2024.
NOTE 6 – LEASES
The Company has entered into various operating leases for certain offices, support locations and vehicles with terms extending through December 2038. Generally, these leases have initial lease terms of five years or less.
As of June 30, 2025, the Company had no leases classified as finance leases. The Company is currently not a lessor in any lease arrangement.
Operating lease expense was $604 thousand and $574 thousand for the three months ended June 30, 2025 and 2024, respectively and $1.2 million for each of the six months ending June 30, 2025 and 2024. Variable and short-term lease cost was $413 thousand and $405 thousand for the three months ended June 30, 2025 and 2024, respectively and $736 thousand and $933 thousand for the six months ended June 30, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of lease liabilities was $619 thousand and $413 thousand for the three months ended June 30, 2025 and 2024, respectively and $1.2 million and $0.9 million or the six months ended June 30, 2025 and 2024, respectively.

Future maturities of the Company's operating lease liabilities are summarized as follows (in thousands):

Fiscal year ended,	(in thousands)
2025	$995
2026	1,980
2027	1,321
2028	947
2029	913
Thereafter	6,449
Total lease liabilities	12,605
Less: Imputed interest	(4,212)
Present value of lease liabilities	$8,393
The following is supplemental lease information as of June 30, 2025 and December 31, 2024:

	2025	2024
Weighted-average remaining lease term (years)	9.8	9.6
Weighted-average discount rate	9.8%	10.1%
NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	2025	2024
Accounts payable	$7,177	$20,703
Accrued expenses and other	4,543	3,164
Other	—	309
Accounts payable and accrued expenses	$11,720	$24,176
NOTE 8 – DEBT
The following is a summary of the Company’s debt as of June 30, 2025 and December 31, 2024 (in thousands):

	2025	2024
Debt – Third Parties
Paycheck Protection Program	$—	$16
Note payable - Whitehawk	38,287	37,630
Total debt	38,287	37,646
Net (prepayment premium), discount and issuance costs	(747)	498
Current portion of debt	39,034	37,148
Total debt (net of premium, discount and issuance costs)	$39,034	$37,148
Debt - Third Parties:
Whitehawk Finance LLC
In December 2021, the Company and substantially all of its direct and indirect subsidiaries (the “Loan Parties”) entered into a term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral agent (“Whitehawk” or the “Collateral Agent”). Under the Credit Agreement, the Company received an initial term loan of $58.5 million and a subsequent delayed draw facility of up to $10 million (collectively, the “Term Loans”). The Term Loans are secured by substantially all of the assets of the Company. As amended, the Company’s interest rate is calculated as the Daily Simple SOFR, subject to a floor of 1%, plus the SOFR Term Adjustment and Applicable Margin, each as defined in the Credit Agreement, as amended.
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

The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at December 31, 2024. In addition, the Company was not in compliance with its borrowing base covenant under the Credit Agreement at December 31, 2024, January 31, 2024 and February 28, 2025. On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan and (ii) waive any events of default that may have arisen as a result of the Company’s failure to (A) maintain the required ratio of indebtedness to adjusted EBITDA (defined more specifically as the “Senior Leverage Ratio” in the Credit Agreement) for the periods ended December 31, 2024 and March 31, 2025 and (B) maintain a value of specified assets in excess of certain borrowings (defined more specifically as a “Borrowing Base” in the Credit Agreement) for the months ended December

31, 2024, January 31, 2025 and February 28, 2025. In addition, no payments were required to be made by the Company to pay down the borrowing base defaults for December 2024, January 2025 and February 2025. The Company is required to pay a fee equal to 6% of the working capital bridge loan under the Eighth Amendment. The bridge loan, including the related fee, is due and payable in full on August 31, 2025, and is not subject to prepayment penalties. In conjunction with obtaining the Eighth Amendment, the Company also was required to comply with the following covenants:

•Initiate recapitalization efforts and/or other financing arrangements with target completion milestones starting on March 21, 2025 through an expected completion of the recapitalization and/or repayment of the debt by June 16, 2025 (the “Recapitalization Requirement”). Not meeting these dates is an event of default under the credit facility. The Company did not meet this requirement.

•Provide budgets to the Lender with variances in excess of specified thresholds resulting in an event of default at the discretion of the Lender. The Company will also be required to meet with a financial advisor, as designated by the Lender, if requested.

In addition, the Eighth Amendment prohibits the Company from paying dividends or distributions to the preferred stockholders and reduces the borrowing base calculations by reducing the value assigned to its intellectual property to $11.2 million.

The Company also was not in compliance with its financial covenant related to the borrowing base under the Credit Agreement at March 31, 2025. However, the non-compliance was cured by the payment of approximately $1.3 million under the Credit Agreement in April and May 2025.

The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at June 30, 2025. In addition, the Company was not in compliance with its borrowing base covenant under the Credit Agreement at April 30, 2025, May 31, 2025, June 30, 2025, and July 31, 2025. On August 13, 2025, the Company entered into a forbearance agreement and ninth amendment and waiver to the Credit Agreement with the Collateral Agent and Lender (the “Ninth Amendment”) to waive any events of default that may have arisen directly as a result of (1) the Financial Covenant Event of Default (as defined in the Ninth Amendment) for the period ended June 30, 2025, (2) the Borrowing Base defaults described in the Ninth Amendment for the months ended April 30, 2024, May 31, 2025, June 30, 2025, and July 31, 2025, and (3) the failure to comply with the Recapitalization Requirement. In connection with the Ninth Amendment, the Company agreed to increase its quarterly principal payment due on September 30, 2025 from the scheduled $0.7 million to $1.0 million and to change its interest payments from being due quarterly to being due monthly beginning in August 2025.
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

On February 19, 2025, the Company entered into a Securities Purchase Agreement with certain institutional accredited investors. According to the terms of the Credit Agreement, as amended, the Purchase Agreement triggered a reduction of the exercise price of the Whitehawk warrants and a revaluation of the derivative liability. The Whitehawk warrants were repriced to $19.39, and shares increased to 210,723.
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

June 30, 2025
Common stock issuable upon exercise of warrants	210,723
Market value of common stock on measurement date	$1.76
Exercise price	$19.39
Risk free interest rate (1)	3.65%
Expected life in years	1.50 years
Expected volatility (2)	133.0%
Expected dividend yields (3)	—%

December 31, 2024
Common stock issuable upon exercise of warrants	92,877
Market value of common stock on measurement date	$1.90
Exercise price	$44.00
Risk free interest rate (1)	4.17%
Expected life in years	2 years
Expected volatility (2)	80.0%
Expected dividend yields (3)	—%
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

Three Months Ended June 30, 2025
Common stock issuable upon exercise of 2025 Common Warrants	1,323,000
Market value of common stock on measurement date	$1.76
Exercise price	$2.13
Risk free interest rate (1)	3.80%
Expected life in years	5.15 years
Expected volatility (2)	114%
Expected dividend yields (3)	—%

(1)The risk-free interest rate was determined using the applicable Treasury Bill as of the measurement date.
(2)The historical trading volatility was based on historical fluctuations in stock price for Boxlight.
(3)The Company does not expect to pay a dividend in the foreseeable future.
NOTE 10 – INCOME TAXES
Pretax (loss) income resulting from domestic and foreign operations is as follows (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024	2025	2024
United States	$(5,863)	$(958)	$(8,095)	$(7,067)
Foreign	1,418	(611)	257	(721)
Total pretax book loss	$(4,445)	$(1,569)	$(7,838)	$(7,788)
The Company recorded income tax expense of $274 thousand and income tax benefit of $91 thousand for the three months ended June 30, 2025 and 2024, respectively, and income tax expense of $124 thousand and $779 thousand for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate was (1.6)% and (10.0)% for the six months ended June 30, 2025 and 2024 due to various permanent differences for Boxlight and a change in valuation allowance for certain deferred assets. The Sahara entities are fully taxable.
The increase in tax expense year-over-year is largely due to an increase in foreign-sourced book income.
The Company operates in the United States, United Kingdom, and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned.
The legacy Boxlight entities are in a net deferred tax asset position in the United States and other jurisdictions, primarily driven by the aforementioned net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. For example, in the United States, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because U.S. tax laws limit the time during which the net operating losses generated prior to 2018 may be applied against future taxes, if the Company fails to generate U.S. taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on its net deferred tax asset at June 30, 2025 and December 31, 2024.
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
On July 4, 2025, the president signed H.R. 1 (commonly known as the One Big Beautiful Bill Act) into law. The law introduces many significant federal income tax changes with various effective dates. ASU 740 requires that the effects of a change in tax laws or rates should be recorded in the interim period that includes the enactment date. The Company will continue to assess the impact of the new tax law on their tax assets and liabilities for future periods that include the enactment date.
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
Issuance of Preferred Stock
Series A Preferred Stock
At the time of the Company’s initial public offering, the Company issued 250,000 shares of the Company’s non-voting convertible Series A preferred stock to Vert Capital for the acquisition of Genesis Collaboration LLC. As of June 30, 2025, a total of 167,972 shares of Series A preferred stock remained outstanding which can be converted into 6,693 shares of Class A common stock, at the discretion of the Series A stockholder.
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

On February 20, 2025, the Company filed with the Secretary of State of the State of Nevada (i) an Amendment to the Certificate of Designation of its Series B Preferred Stock (the “Series B Amendment”) and (ii) an Amendment to the Certificate of Designation of its Series C Preferred Stock (the “Series C Amendment” and, together with the Series B Amendment, the “Amendments”). Each Amendment was approved by the holders of a majority of the outstanding shares of Series B Preferred Stock or Series C Preferred Stock, as applicable, in accordance with the applicable Certificate of Designation. Pursuant to the Amendments, neither the Series B Preferred Stock nor the Series C Preferred Stock shall be convertible into Class A Common Stock until the earlier of (1) the effectiveness of an amendment to the articles of incorporation of the Company increasing the number of shares of authorized Class A Common Stock to at least 25,000,000 shares (subject to adjustments as set forth therein) and (2) August 19, 2025. On August 8, 2025, at the Company’s annual meeting of shareholders, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of Class A common stock from 3,750,000 to 25,000,000.

To the extent not previously converted into the Company’s Class A common stock, the outstanding shares of Series B preferred stock shall be redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 upon 30 days prior written notice from the holders, for a redemption price, payable in cash, equal to the sum of (a) $10.00 multiplied by the number of shares of Series B preferred stock being redeemed (the “Series B Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Series B Redeemed Shares. The Series C preferred stock is also subject to redemption on the same terms commencing January 1, 2026. The aggregate estimated fair value of the Series B and C preferred stock of $28.5 million was included as part of the total consideration paid for the purchase of Sahara.

The Series B Preferred Stock has been recorded at its estimated fair value on the date of issuance of approximately $16.1 million, which includes the conversion and redemption features as they have not been bifurcated from the host instruments.
The Series C Preferred Stock has been recorded at its estimated fair value on the date of issuance of approximately $12.4 million, which includes the conversion and redemption features as they have not been bifurcated from the host instrument.
As the redemption features in the Series B preferred stock and Series C preferred stock are not solely within the control of the Company, the Company has classified the Series B preferred stock and Series C preferred stock as temporary equity in the Company’s condensed consolidated balance sheet.
Common Stock
Following the Company's one-for-five reverse stock split in February 2025, the Company’s common stock consists of 3,750,000 shares of Class A voting common stock and 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of June 30, 2025 and December 31, 2024, the Company had 2,649,936 and 1,970,615 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding as of June 30, 2025 or December 31, 2024. On August 8, 2025, at the Company’s annual meeting of shareholders, the Company’s shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of Class A common stock from 3,750,000 to 25,000,000.
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

    Following the 2025 Private Placement, which included the sale of the 2025 Common Warrants, our number of authorized but unissued shares of Class A common stock remaining under our articles of incorporation at June 30, 2025would not be sufficient to issue shares should all of the 2025 Common Warrants be exercised. On August 8, 2025, at the Company's annual meeting of shareholders, the Company's shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of Class A common stock from 3,750,000 to 25,000,000.

Amendments to Certificates of Designation

On February 20, 2025, the Company filed with the Secretary of State of the State of Nevada (i) an Amendment to the Certificate of Designation of its Series B Preferred Stock (the “Series B Amendment”) and (ii) an Amendment to the

Certificate of Designation of its Series C Preferred Stock (the “Series C Amendment” and, together with the Series B Amendment, the “Amendments”). Each Amendment was approved by the holders of a majority of the outstanding shares of Series B Preferred Stock or Series C Preferred Stock, as applicable, in accordance with the applicable Certificate of Designation. Pursuant to the Amendments, neither the Series B Preferred Stock nor the Series C Preferred Stock shall be convertible into Class A Common Stock until the earlier of (1) the effectiveness of an amendment to the articles of incorporation of the Company increasing the number of shares of authorized Class A Common Stock to at least 25,000,000 shares (subject to adjustments as set forth therein) and (2) August 19, 2025. On August 8, 2025, at the Company's annual meeting of shareholders, the Company's shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of Class A common stock from 3,750,000 to 25,000,000.
Warrants
The Company had equity warrants outstanding of 2,247,701 and 277,201 as of June 30, 2025 and December 31, 2024, respectively.
NOTE 12 – STOCK COMPENSATION
The Company has issued grants under two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which a total of 159,761 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 125,000 shares of the Company’s Class A common stock have been approved for issuance. Upon approval of the 2021 Plan in June 2023, any shares remaining available for issuance under the 2014 Plan were cancelled, and all future grants were issued under the 2021 Plan. The 2021 Plan allows for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights or otherwise, to the Company’s officers, directors, employees and consultants.
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
The following is a summary of the option activities during the six months ended June 30, 2025:

Number of Units
Outstanding, December 31, 2024	34,141
Granted	—
Exercised	—
Forfeited	—
Expired	(28,666)
Outstanding, June 30, 2025	5,475
Exercisable, June 30, 2025	4,804

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
The following is a summary of the RSU activities during the six months ended June 30, 2025:

Number of Units
Outstanding, December 31, 2024	14,636
Granted	—
Vested	(3,788)
Forfeited	(1,987)
Outstanding, June 30, 2025	8,861
Warrants
The following is a summary of the warrant activities for warrants to purchase Class A common stock during the six months ended June 30, 2025:

Number of Units
Outstanding, December 31, 2024	277,201
Granted	2,386,000
Exercised	(415,500)
Outstanding, June 30, 2025	2,247,701
Exercisable, June 30, 2025	924,701
Stock Compensation Expense
Long-term incentive plan

On August 15, 2024, the Company granted a long-term incentive plan (LTIP) cash award pursuant to its 2021 Equity Incentive Plan to members of the Company’s Board of Directors and senior management. The amount of each award earned will depend on the performance of the Company relative to certain performance targets related to share price appreciation of the Company’s Class A common stock during the respective performance cycles. The LTIP awarded to the Company's Board of Directors had a performance period ending on March 31, 2025, whereas the LTIP awarded to senior management have three consecutive 12-month performance periods ending June 30, 2025, June 30, 2026, and June 30, 2027. The target payout under the LTIP awarded to the Board of Directors and senior management is $420 thousand and $1.1 million, respectively. If the Company’s performance relative to the performance goal during the performance cycle is not equal to the performance target, the target Cash LTIP Award will be adjusted based on actual performance. The Cash LTIP for the Board of Directors totaled $236 thousand and was paid in May 2025. The earned payout under the LTIP awarded to senior management was $225 thousand for the period ended June 30, 2025. The target payout for senior management over the remaining term is $567 thousand. At no time during the performance cycle shall the payout be less than 1/3 or exceed 3 times the target cash LTIP Award, unless a change a control has occurred. Cash payments are subject to the Company’s compliance with all covenants contained in the Company’s credit facilities in effect at the conclusion of each performance cycle. As amounts earned for the awards are based on changes in the Company's stock price, the Company will recognize a liability for compensation cost each reporting period based on the fair value as of each reporting date proportionally with the elapsed time at each reporting period. The liability is recognized in other short-term liabilities in the consolidated balance sheets. The Company used a Model Monte Carlo Simulation model to determine the fair value of the LTIP as of June 30, 2025 to be $71,137 thousand. Key inputs to the valuation of the awards include the stock price as of the award effective date and the valuation date, the discount rate, and historical volatility in the Company’s stock price.

June 30, 2025
Market value of common stock on measurement date	$1.76
Risk free interest rate (1)	3.65%
Expected life in years	2 years
Expected volatility (2)	133%

(1)The risk-free interest rate was determined using the applicable Treasury Bill as of the measurement date.
(2)The historical trading volatility was based on historical fluctuations in stock price for Boxlight.
For the three and six months ended June 30, 2025 and 2024, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$5	$49	$12	$153
Restricted stock units	67	194	133	638
Equity based warrants	—	—	30	1
Long-term incentive plan	107	—	173	—
Total stock compensation expense	$179	$243	$348	$792
As of June 30, 2025, there was approximately $0.2 million of unrecognized compensation expense related to unvested options, RSU’s, and warrants, which will be amortized over the remaining vesting period.
NOTE 13 – RELATED PARTY TRANSACTIONS
Management Agreement
On November 1, 2022, the Company entered into a consulting agreement with Mark Elliott, former Chief Executive Officer of Boxlight and a member of the Board of Directors through June 16, 2025, when he resigned as a non-executive director and became an advisor to the Board. Under the terms of the agreement, Mr. Elliott is to provide sales, marketing, management and related consulting services to assist the Company in sourcing and entering into agreements with one or more customers to provide products and services for specified school districts. The Company will pay Mr. Elliott a fixed payment of $4 thousand per month and commissions equal to 15% of gross profit derived by the Company based on total purchase order revenue. The agreement, unless cancelled, will automatically renew on December 31, 2025. For the six months ended June 30, 2025 and 2024, the Company paid $39 thousand and $79 thousand under the agreement, respectively.
On January 31, 2018, the Company entered into a management agreement (the “Management Agreement”) with an entity owned and controlled by our former Chief Executive Officer and Chairman, Michael Pope. The Management Agreement is separate and apart from Mr. Pope’s employment agreement with the Company. The Management Agreement became effective as of the first day of the same month that Mr. Pope's employment with the Company terminated, and was in effect for a period of 13 months, in which Mr. Pope will provide consulting services to the Company including sourcing and analyzing strategic acquisitions, assisting with financing activities, and other services. As consideration for the services provided, the Company will pay Mr. Pope a management fee equal to 0.375% of the consolidated net revenues of the Company, payable in monthly installments, not to exceed $250,000 in any calendar year. At his option, Mr. Pope may defer payment until the end of each year and/or receive payment in the form of shares of Class A common stock of the Company.
On January 4, 2024, Mr. Pope’s employment with the Company terminated. In accordance with the Management Agreement, Mr. Pope is expected to continue providing consulting services to the Company for the subsequent 13 months, with such agreement terminating on February 2025. For the six months ended June 30, 2025, the Company paid $43 thousand under the agreement. Mr. Pope continues to serve as a director of the Company.
Inventory Finance Agreement
On May 27, 2025, the Company entered into an Inventory Finance Agreement with J.J. ASTOR & CO., a Utah corporation ("J.J ASTOR”). Michael Pope is the chief executive officer of J.J ASTOR, which is beneficially owned, directly or indirectly, by a private investment fund managed by Mr. Pope.
Under the Agreement, the Company may finance the purchase of certain finished goods inventory from one of the Company’s manufacturers and suppliers of such inventory up to an aggregate outstanding amount of $6 million. The term of the Agreement is one year. Each advance under the Agreement is payable by the Company within 90 days at a rate of 5.35% of the amount advanced by J.J ASTOR. Title to the product remains with JJ ASTOR until payment is made by the Company. Any failure by the Company to make a payment in full when due under the Agreement constitutes an event of default. In the event of such default by the Company, the aggregate outstanding balance owing to J.J ASTOR is automatically increased by 10% and begins to accrue interest at the rate of 19% per annum, compounded daily. Amounts advanced under the agreement were $2.7 million as of June 30, 2025.
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
Purchase Commitments
The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. As of June 30, 2025, the total amount of such open inventory purchase orders was $27.8 million.

NOTE 15 – CUSTOMER AND SUPPLIER CONCENTRATION
There was no customer that accounted for greater than 10% of the Company's consolidated revenues for the six months ended June 30, 2025. There was one customer that accounted for greater than 10% of the Company's consolidated revenues for the six months ended June 30, 2024.

Customer	Total revenues from the customer as a percentage of total revenues for the three months ended June 30, 2025	Accounts receivable from the customer as of June 30, 2025 (in thousands)	Total revenues from the customer as a percentage of total revenues for the three months ended June 30, 2024	Accounts receivable from the customer as of June 30, 2024 (in thousands)
1	—%	$—	13.0%	$4,235
For the six months ended June 30, 2025 and 2024, the Company’s purchases were concentrated primarily with one vendor. Details are as follows:

Vendor	Total purchases from the vendor as a percentage of total cost of revenues for the six months ended June 30, 2025	Accounts payable to the vendor as of June 30, 2025 (in thousands)	Total purchases from the vendor as a percentage of total cost of revenues for the six months ended June 30, 2024	Accounts payable to the vendor as of June 30, 2024 (in thousands)
1	13.1%	$3,498	51.7%	$6,057
The Company believes there are other suppliers that could be substituted should the above cited vendor were to become unavailable or non-competitive.

NOTE 16 – SEGMENTS
Information about our Company’s operations by operating segment for the three and six months ended June 30, 2025 and 2024 is shown in the following tables (in thousands):

	For the three months ended June 30, 2025
	Americas	EMEA	Rest of World	Eliminations and Adjustments	Total

Revenues, net	$15,785	$15,378	$275	$(586)	$30,852
Less (2)
Cost of sales	10,008	10,406	114	(466)	20,062
Segment gross profit	5,777	4,972	161	(120)	10,790

less (2)
General and administrative expenses	7,741	5,731	102	—	13,574
Interest expense	2,473	98	—	—	2,571
Income tax expense (benefit)	577	(303)	—	—	274
Other segment items (3)	1,401	(1,728)	3	(586)	(910)
Net (Loss) Income	$(6,415)	$1,174	$56	$466	$(4,719)

	For the six months ended June 30, 2025
	Americas	EMEA	Rest of World	Eliminations and Adjustments	Total

Revenues, net	$25,673	$28,081	$592	$(1,071)	$53,275
Less (2)
Cost of sales	15,073	19,867	239	(737)	34,442
Segment gross profit	10,600	8,214	353	(334)	18,833

Less (2)
General and administrative expenses	12,647	10,769	197	—	23,613
Interest expense	4,840	218	—	—	5,058
Income tax expense (benefit)	564	(440)	—	—	124
Other segment items (3)	995	(2,233)	3	(765)	(2,000)
Net (Loss) Income	$(8,446)	$(100)	$153	$431	$(7,962)
(1) Eliminations and adjustments represent net sales between the Americas, EMEA and Rest of World segments. Sales between these segments are generally valued at market.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the Chief Operating Decision Maker.
(3) Other Segment items for each reportable segment includes:
Research and development - consists primarily of personnel related costs, prototype and sample costs, design costs, and global product certifications mostly for wireless certifications.
Other Expense - consists of the effects of changes in the fair value of derivative liabilities and warrants.

	For the three months ended June 30, 2024
	Americas	EMEA	Rest of World	Eliminations and Adjustments	Total

Revenues, net	$22,795	$16,541	$343	$(1,165)	$38,514
Less (2)
Cost of sales	13,575	11,151	161	(901)	23,986
Segment gross profit	9,220	5,390	182	(264)	14,528

Less (2)
General and administrative expenses	6,649	5,587	85	—	12,321
Interest expense	2,567	(1)	—	—	2,566
Income tax expense (benefit)	(121)	30	—	—	(91)
Other segment items (3)	1,005	402	(2)	(195)	1,210
Net (Loss) Income	$(880)	$(628)	$99	$(69)	$(1,478)

	For the six months ended June 30, 2024
	Americas	EMEA	Rest of World	Eliminations and Adjustments	Total

Revenues, net	$40,326	$37,542	$627	$(2,887)	$75,608
Less (2)
Cost of sales	24,376	25,988	351	(2,450)	48,265
Segment gross profit	15,950	11,554	276	(437)	27,343

Less (2)
General and administrative expenses	16,027	11,374	169	—	27,570
Interest expense	5,112	61	—	—	5,173
Income tax expense	599	180	—	—	779
Other segment items (3)	1,956	745	(2)	(311)	2,388
Net (Loss) Income	$(7,744)	$(806)	$109	$(126)	$(8,567)

(1) Eliminations and adjustments represent net sales between the Americas, EMEA and Rest of World segments. Sales between these segments are generally valued at market.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the Chief Operating Decision Maker.
(3) Other Segment items for each reportable segment includes:
Research and development - consists primarily of personnel related costs, prototype and sample costs, design costs, and global product certifications mostly for wireless certifications.
Other Expense - consists of the effects of changes in the fair value of derivative liabilities.

	June 30, 2025	December 31, 2024
Identifiable Assets
Americas	$44,900	$50,318
EMEA	52,894	63,863
Rest of World	1,407	1,124
Total Identifiable Assets	$99,201	$115,305
NOTE 17 – SUBSEQUENT EVENTS

On August 8, 2025, at the Company's annual meeting of shareholders, the Company's shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of Class A common stock from 3,750,000 to 25,000,000. On August 12, 2025, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada, which amended the Company’s Articles of Incorporation to increase the number of authorized shares of Class A common stock from 3,750,000 to 25,000,000.

The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at June 30, 2025. In addition, the Company was not in compliance with its borrowing base covenant under the Credit Agreement at April 30, 2025, May 31, 2025, June 30, 2025, and July 31, 2025. Further, the Company had not complied with the Recapitalization Requirement. On August 13, 2025, the Company entered into a forbearance agreement and ninth amendment and waiver to the Credit Agreement with the Collateral Agent and Lender (the “Ninth Amendment”) to waive any events of default that may have arisen directly as a result of (1) the Financial Covenant Event of Default (as defined in the Ninth Amendment) for the period ended June 30, 2025, (2) the Borrowing Base defaults described in the Ninth Amendment for the months ended April 30, 2024, May 31, 2025, June 30, 2025, and July 31, 2025, and (3) the failure to comply with the Recapitalization Requirement. In connection with the Ninth Amendment, the Company agreed to increase its quarterly principal payment due on September 30, 2025 from the scheduled $0.7 million to $1.0 million and to change interest payments from being due quarterly to being due monthly beginning in August 2025.

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
•our ability to comply with certain covenants, as well as minimum liquidity and borrowing base requirements under our existing credit agreement, or in the alternative, to continue to obtain forbearances or waivers from the lender thereunder;
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
•unfavorable global economic or political conditions, including fluctuations in interest rates, inflation, declining consumer sentiment and market uncertainty, and the ongoing conflicts between Russia and Ukraine, and Israel and Hamas;
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
•the success of our strategy to increase sales in the business and government markets;
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
Operating Results – Boxlight Corporation
For the three-month periods ended June 30, 2025 and 2024
Revenues. Total revenues for the three months ended June 30, 2025 were $30.9 million as compared to $38.5 million for the three months ended June 30, 2024, resulting in a 19.9% decrease. The decrease in revenues was due to lower sales volume across all markets primarily resulting from lower global demand for interactive flat panel displays as well as competitive industry pricing. On a sequential quarter basis, total revenues increased 37.6% from the three months ended March 31, 2025, which we believe is an encouraging sign.
Cost of Revenues. Cost of revenues for the three months ended June 30, 2025 were $20.1 million as compared to $24.0 million for the three months ended June 30, 2024, resulting in a 16.4% decrease. The decrease in cost of revenues was attributable to the decrease in units sold.
Gross Profit. Gross profit for the three months ended June 30, 2025 was $10.8 million as compared to $14.5 million for the three months ended June 30, 2024, a decrease of 25.7%. Gross profit margin was 35.0% for the three months ended June 30, 2025 and 37.7% for the three months ended June 30, 2024. The decrease in gross profit margin is primarily related to the difference in product mix offset by increases in pricing pressure within the industry compared to the prior year quarter.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2025 were $13.6 million, representing 44.0% of revenue as compared to $12.3 million representing 32.0% of revenue for the three months ended June 30, 2024. The increase in general and administrative expenses for the period ended June 30, 2025 was primarily due to increase in professional fees of $0.7 million, depreciation and amortization of $0.6 million and other costs of $1.1 million, partially offset by a decrease in employee-related expenses of $1.4 million.
Research and Development Expenses. Research and development expenses for the three months ended June 30, 2025 and 2024 were $1.1 million and $1.0 million, respectively and represented 3.7% and 2.6% of revenue, respectively.
Other Expense. Other expense, net for the three months ended June 30, 2025 was $0.5 million as compared to $2.8 million for the three months ended June 30, 2024, representing a decrease of $2.3 million. Other expense consists primarily of interest expense on our term loan, foreign currency translation, and the change in fair value of common warrants compared to the prior year quarter, and the decrease in the current period relates primarily to the positive impacts of foreign currency translation.
Net Loss. Net loss was approximately $4.7 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, and was a result of the changes noted above.
For the six-month periods ended June 30, 2025 and 2024
Revenues. Total revenues for the six months ended June 30, 2025 were $53.3 million as compared to $75.6 million for the six months ended June 30, 2024, resulting in a 29.5% decrease. The decrease in revenues was due to lower sales volume across all markets primarily resulting from lower global demand for interactive flat panel displays as well as competitive industry pricing.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2025 were $34.4 million as compared to $48.3 million for the six months ended June 30, 2024, resulting in a 28.6% decrease. The decrease in cost of revenues was attributable to the decrease in units sold.
Gross Profit. Gross profit for the six months ended June 30, 2025 was $18.8 million as compared to $27.3 million for the six months ended June 30, 2024, a decrease of 31.1%. Gross profit margin was 35.4% for the six months ended June 30, 2025 and 36.2% for the six months ended June 30, 2024. The decrease in gross profit margin is primarily related to the difference in product mix offset by increases in pricing pressure within the industry compared to the prior year quarter.
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2025 were $23.6 million, representing 44.3% of revenue as compared to $27.6 million representing 36.5% of revenue for the six months ended June 30, 2024. The decrease in general and administrative expenses for the period ended June 30, 2025 was due to ongoing initiatives to reduce operating expenses across all cost groups, with the largest declines in employee-related expenses of $3.9 million, partially offset by higher depreciation and amortization expenses.
Research and Development Expenses. Research and development expenses for the six months ended June 30, 2025 and 2024 were $2.0 million and $2.2 million, respectively and represented 3.8% and 2.9% of revenue, respectively. The decrease was due to management's ongoing initiatives to reduce operating expenses.
Other Expense. Other expense, net for the six months ended June 30, 2025 was $1.0 million as compared to $5.4 million for the six months ended June 30, 2024, representing a decrease of $4.4 million. Other expense consists primarily of interest expense on our term loan, foreign currency translation, and the change in fair value of common warrants compared to the prior year.
Net Loss. Net loss was approximately $8.0 million and $8.6 million for the six months ended June 30, 2025 and 2024, respectively, and was a result of the changes noted above.
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
EBITDA represents net loss before income tax expense, interest income, interest expense, depreciation and amortization. Adjusted EBITDA represents EBITDA, plus stock compensation expense, the change in fair value of derivative liabilities, purchase accounting impact of fair valuing inventory and deferred revenue, loss on warrant issuance, change in fair value of warrants and severance charges. Management uses EBITDA and Adjusted EBITDA as financial measures to evaluate the profitability and efficiency of the Company’s business model, and to assess the strength of the underlying operations of our business. These adjustments, and the non-GAAP financial measure that is derived from them, provide supplemental information to analyze our operations between periods and over time. Investors should consider the Company’s non-GAAP financial measures in addition to, and not as a substitute for, financial measures prepared in accordance with GAAP.

The following table contains reconciliations of net losses to EBITDA and adjusted EBITDA for the periods presented:

(in thousands)	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net Loss	$(4,719)		$(1,478)	$(7,962)	$(8,567)
Depreciation and amortization	2,591		2,043	5,054	4,112
Interest expense	2,571		2,566	5,058	5,173
Income tax (benefit) expense	274		(91)	124	779
EBITDA	$717		$3,040	$2,274	$1,497
Stock compensation expense	179		243	348	792
Change in fair value of derivative liabilities	42		(4)	51	(196)
Loss on warrant issuance	—		—	578	—
Change in fair value of common warrants	251	—	—	(1,685)	—
Purchase accounting impact of fair valuing inventory	—		113	—	225
Purchase accounting impact of fair valuing deferred revenue	84		262	203	570
Severance charges	—		—	57	943
Adjusted EBITDA	$1,273		$3,654	$1,826	$3,831
Note that the Change in fair value of common warrants from the three months ended March 31, 2025 was revised to include the Loss on warrant issuance of $578 thousand recorded in that period, resulting in an Adjusted EBITDA for the three months ended March 31, 2025 of $553 thousand.
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
Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $7.6 million, a working capital balance of ($0.5) million, and a current ratio of 0.99. As of June 30, 2024, we had $7.5 million of cash and cash equivalents, a working capital balance of $46.7 million, and a current ratio of 2.21.
For the six months ended June 30, 2025 and 2024, we had net cash used in operating activities of $3.1 million and $7.3 million, respectively. Cash used in operating activities primarily relates to net loss for the six months ended June 30, 2025 as well as changes in working capital management. We had net cash used in investing activities of $159 thousand and $411 thousand for the six months ended June 30, 2025 and 2024, respectively. Cash used in investing activities is related to purchases of property and equipment. For the six months ended June 30, 2025 and 2024, we had net cash provided by and used in financing activities of $3.3 million and $1.4 million, respectively. Cash provided by financing activities in 2025 is related to proceeds from short-term debt of $2.5 million and proceeds from issuance of common stock and warrants of $2.8 million, partially offset by the principal repayment of short-term debt of $2.0 million.
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
To the extent not previously converted into the Company’s Class A common stock, the outstanding shares of our Series B preferred stock are redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 upon, 30 days’ prior written notice to the Company, for a redemption price, payable in cash, equal to the sum of (a) $10.00 multiplied by the number of shares of Series B preferred stock being redeemed (the “Series B Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Series B Redeemed Shares. We may be required to seek alternative financing arrangements or restructure the terms of the agreement with the Series B preferred shareholders on terms that are not favorable to us if cash and cash equivalents are not sufficient to fully redeem the Series B preferred shares. We are currently evaluating alternatives to refinance or restructure the Series B preferred shares including extending the maturity of the Series B preferred shares beyond the current optional conversion date.
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

Cash and cash equivalents, along with anticipated cash flows from operations and recent financing arrangements with our lenders, are expected to provide sufficient liquidity for working capital needs and debt service requirements.

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

In conjunction with obtaining the waiver pursuant to the Eighth Amendment, the Company was also required to comply with additional covenants, including meeting target completion milestones related to the Company’s recapitalization process, most notably achieving an expected completion of the recapitalization and/or repayment of its term loan by June 16, 2025 (the "Recapitalization Requirement").

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

The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at June 30, 2025. In addition, the Company was not in compliance with its borrowing base covenant under the Credit Agreement at April 30, 2025, May 31, 2025, June 30, 2025, and July 31, 2025. Further, the Company had not complied with the Recapitalization Requirement. On August 13, 2025, the Company entered into a forbearance agreement and ninth amendment and waiver to the Credit Agreement with the Collateral Agent and Lender (the “Ninth Amendment”) to waive any events of default that may have arisen directly as a result of (1) the Financial Covenant Event of Default (as defined in the Ninth Amendment) for the period ended June 30, 2025, (2) the Borrowing Base defaults described in the Ninth Amendment for the months ended April 30, 2024, May 31, 2025, June 30, 2025, and July 31, 2025, and (3) the failure to comply with the Recapitalization Requirement. In connection with the Ninth Amendment, the Company agreed to increase its quarterly principal payment due on September 30, 2025 from the scheduled $0.7 million to $1.0 million and to change interest payments from being due quarterly to being due monthly beginning in August 2025.

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

Because our Class A common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. On April 7, 2025, the Company received a letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it did not satisfy the continued listing requirements under Nasdaq Listing Rule 5550(b) for the Nasdaq Capital Market. Rule 5550(b) requires that a listed company must satisfy one of the following three standards: (1) stockholders’ equity of at least $2.5 million; (2) market value of listed securities of at least $35 million; or (3) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. In its Annual Report on Form 10-K for the year ended December 31, 2024, the Company reported (i) stockholders’ equity of ($12,896,000) at December 31, 2024, and (ii) net losses of ($28,335,000) and ($39,156,000) for the years ended December 31, 2024, and 2023, respectively. In addition, based on the consolidated closing bid price of the Company’s Class A Common Stock on the Nasdaq Capital Market on April 4, 2025 of $1.27, the market value of the Company’s listed securities was $2,830,180 as of such date. The Notice has no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company has 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b). The Company submitted a compliance plan within 45 days of the date of the notification with available options to resolve the deficiency and regain compliance. The Company’s compliance plan was accepted on June 20, 2025, and the Company was granted until October 6, 2025, to evidence compliance. There can be no assurance that the Company will be able to obtain compliance with Rule 5550(b) within the prescribed timeframe. If the Company’s Class A Common Stock is delisted from the Nasdaq Capital Market, it could have a material adverse effect on the market price and liquidity of the Class A Common Stock and could materially impair the Company’s ability to raise equity capital.

Following a private placement offering in February 2025, which included the sale of warrants (the “2025 Common Warrants”) to purchase up to an aggregate of 1,323,000 shares of Class A Common Stock, our number of authorized but unissued shares of Class A common stock remaining under our articles of incorporation would not be sufficient to issue shares should all of the 2025 Common Warrants be exercised. On August 8, 2025, at the Company's annual meeting of shareholders, the Company’s shareholders approved an amendment to the Company's articles of incorporation to increase the number of authorized shares of Class A common stock from 3,750,000 to 25,000,000.
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
Other than the remediation activities described above, there were no changes made in the internal controls over financial reporting for the quarter ended June 30, 2025 that have materially affected our internal control over financial reporting.
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

The Notice has no immediate effect on the Company’s listing on the Nasdaq Capital Market. In accordance with Nasdaq rules, the Company has 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b). The Company submitted a compliance plan within 45 days of the date of the notification with available options to resolve the deficiency and regain compliance. The Company’s compliance plan was accepted on June 20, 2025, and the Company was granted until October 6, 2025, to evidence compliance. There can be no assurance that the Company will be able to obtain compliance with Rule 5550(b) within the prescribed timeframe. If the Company’s Class A Common Stock is delisted from the Nasdaq Capital Market, it could have a material adverse effect on the market price and liquidity of the Class A Common Stock and could materially impair the Company’s ability to raise equity capital.

In addition, on May 23 2025, R. Wayne Jackson, 67, resigned as a director of the Company for personal reasons. As a result of Mr. Jackson’s resignation, the Company is not in compliance with Nasdaq Rule 5605(c)(2)(A), which requires, among other things, that audit committees have at least three members and that at least one member have past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual's financial sophistication. Pursuant to Nasdaq Rule 5605(c)(4)(B), the Company has 180 days from the date of Mr. Jackson’s resignation, or until November 19, 2025, to cure the noncompliance, which the Company currently expects to do by recruiting another director with the requisite qualifications to serve on the Audit Committee. There is no guarantee, however, that the Company will be able to recruit a qualified individual, or that the Company will regain compliance with Nasdaq Rule 5605(c)(2)(A).

Mr. Jackson’s resignation has also resulted in the Company not being in compliance with Nasdaq Rule 5605(b)(1), which requires that a majority of the Board of Directors must be comprised of independent directors as defined in Nasdaq listing standards. Pursuant to Nasdaq Rule 5605(b)(1)(A), the Company also has 180 days from the date of Mr. Jackson’s resignation, or until November 19, 2025, to cure this noncompliance. Subsequently, on June 6, 2025, Charles P. Amos resigned as a director of the Company. Due to Mr. Amos’ resignation, regaining compliance with Nasdaq’s majority-independent board requirement required additional action by the Company beyond replacing Mr. Jackson with a suitable successor. In connection therewith, on June 16, 2025, James Mark Elliott, 72, resigned as a non-executive director of the Company, in an effort to help the Company begin to address its non-compliance with Nasdaq Rule 5605(b)(1), The Company currently intends to retain Mr. Elliott as an advisor to the Board and re-elect Mr. Elliott as a board member once the Company has regained compliance with the Nasdaq listing standards regarding independent directors. However, there is no guarantee that the Company will be able to recruit a qualified individual, or that the Company will regain compliance with Nasdaq Rule 5605(b)(1)(A).

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

We have not complied with certain covenants, including minimum liquidity and borrowing base requirements under the Credit Agreement and this could cause us to be unable to continue to operate as a going concern.

As of June 30, 2025, we owed $39.0 million to the Lender under our Credit Agreement. As previously disclosed, we have been unable to comply with certain covenants under our Credit Agreement with the Lender. Although, to date, we have been successful in obtaining forbearance agreements with respect to these matters and avoid defaults under the agreement, there can be no assurance that the lender will not declare an event of default and acceleration all of our obligations under the Credit Agreement in the event we are unable to get into full compliance with these covenants in the future.

Recently, the Company was not in compliance with the Senior Leverage Ratio financial covenant under its Credit Agreement at June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025 and June 30, 2025. addition, the Company was also not in compliance with its borrowing base covenant under the Credit Agreement at December 31, 2024, January 31, 2025 and February 28, 2025, March, 31, 2025, April 30, 2025 and May 31, 2025.

On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan in March 2025 and (ii) waive any events of default that may have arisen directly as a result of (1) the Financial Covenant Event of Default (as defined in the Eighth Amendment) for the periods ended December 31, 2024 and March 31, 2025 and (2) the Borrowing Base defaults described in the Eighth Amendment for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. The bridge loan, including the related fee, is due and payable in full on August 31, 2025, and is not subject to prepayment penalties. In conjunction with obtaining the waiver, the Company also was required to comply with the following covenants:

• Initiate recapitalization efforts and/or other financing arrangements with target completion milestones starting on March 21, 2025 through an expected completion of the recapitalization and/or repayment of the debt by June 16, 2025 (the “Recapitalization Requirement”). Not meeting these dates is an event of default under the credit facility. The Company did not meet the Recapitalization Requirement.

• Provide budgets to the Lender with variances in excess of specified thresholds resulting in an event of default at the discretion of the Lender. The Company will also be required to meet with a financial advisor, as designated by the Lender, if requested.

In addition, the Eighth Amendment prohibits the Company from paying dividends or distributions to the preferred stockholders and reduces the borrowing base calculations by reducing the value assigned to its intellectual property to $11.2 million.

The Company also was not in compliance with its financial covenant related to the borrowing base under the Credit Agreement at March 31, 2025. However, the non-compliance was cured by the payment of approximately $1.3 million under the Credit Agreement in April and May 2025. The Company applied these payments to the bridge loan and related fee, leaving a balance due at August 31, 2025 of $1.4 million.

On August 13, 2025, the Company entered into a forbearance agreement and ninth amendment and waiver to the Credit Agreement with the Collateral Agent and Lender (the “Ninth Amendment”) to waive any events of default that may have arisen directly as a result of (1) the Financial Covenant Event of Default (as defined in the Ninth Amendment) for the period ended June 30, 2025, (2) the Borrowing Base defaults described in the Ninth Amendment for the months ended April 30, 2024, May 31, 2025, June 30, 2025, and July 31, 2025, and (3) the failure to comply with the Recapitalization Requirement. Pursuant to the Ninth Amendment, the Company agreed to increase its quarterly principal payment due on September 30, 2025 from the scheduled $0.7 million to $1.0 million and to change interest payments from being due quarterly to being due monthly beginning in August 2025. Because of the significant decreases in the required Senior Leverage Ratio that have occurred within the past 18 months, our current forecast projects that we may not be able to maintain compliance with this ratio. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION

On August 13, 2025, the Company entered into a forbearance agreement and ninth amendment and waiver to the Credit Agreement with the Collateral Agent and Lender (the “Ninth Amendment”) to waive any events of default that may have arisen directly as a result of (1) non-compliance with the financial covenant related to the Senior Leverage Ratio for the period ended June 30, 2025, (2) the monthly borrowing base defaults described in the Ninth Amendment for the months ended April 30, 2024, May 31, 2025, June 30, 2025, and July 31, 2025, and (3) the failure to comply with the recapitalization requirements under the Eighth Amendment, which required, among other things, initiation of recapitalization efforts and/or other financing arrangements with target completion milestones starting on March 21, 2025 through an expected completion of the recapitalization and/or repayment of the debt by June 16, 2025. In connection with the Ninth Amendment, the Company agreed to increase its quarterly principal payment due on September 30, 2025 from the scheduled $0.7 million to $1.0 million and to change interest payments from being due quarterly to being due monthly beginning in August 2025.

The foregoing description of the Ninth Amendment is not complete and is qualified in its entirety by reference to the full text of the Ninth Amendment, which is filed as Exhibit 10.2 hereto and incorporated herein by reference.
Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
10.1	Inventory Finance Agreement, dated May 27, 2025, between Boxlight Corporation and J.J. ASTOR & CO.
10.2	Ninth Amendment and Waiver to Credit Agreement, dated August 12, 2025, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC]
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOXLIGHT CORPORATION

August 13, 2025	By:	/s/ Dale Strang
Dale Strang
Chief Executive Officer

August 13, 2025	By:	/s/ Brian Lane
Brian Lane
Interim Chief Financial Officer (Principal Financial and Accounting Officer)