Form 10-Q
period 2025-09-30
Boxlight Corp
filed 2025-11-14
CIK 1624512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s Class A common stock on November 7, 2025 was 5,711,239.

BOXLIGHT CORPORATION

		Page No.

	PART I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	4

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2025 and 2024	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	48

Item 4.	Controls and Procedures	48

	PART II. Other Information

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sale of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities	52

Item 3.	Defaults Upon Senior Securities	52

Item 4.	Mine Safety Disclosures	52

Item 5.	Other Information	52

Item 6.	Exhibits	53

	Signatures	54

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Boxlight Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three and nine months ended September 30, 2025 and 2024
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues, net	$29,337	$36,289	$82,612	$111,897
Cost of revenues	20,802	24,037	55,244	72,302
Gross profit	8,535	12,252	27,368	39,595

Operating expense:
General and administrative	8,730	10,014	27,289	33,472
Depreciation and amortization	2,627	2,075	7,681	6,187
Research and development	1,122	1,022	3,162	3,178
Total operating expense	12,479	13,111	38,132	42,837

Loss from operations	(3,944)	(859)	(10,764)	(3,242)

Other (expense) income:
Interest expense, net	(2,753)	(2,550)	(7,811)	(7,723)
Other income (expense), net	778	330	3,762	(98)
Loss on warrant issuance	—	—	(578)	—
Change in fair value of derivative liabilities	(235)	6	(286)	202
Change in fair value of common warrants	(291)	—	1,394	—
Total other expense	(2,501)	(2,214)	(3,519)	(7,619)
Loss before income taxes	(6,445)	(3,073)	(14,283)	(10,861)
Income tax benefit (expense)	261	12	137	(767)
Net loss	(6,184)	(3,061)	(14,146)	(11,628)
Fixed dividends - Series B Preferred (recorded but not declared)	(317)	(317)	(951)	(952)
Net loss attributable to common stockholders	$(6,501)	$(3,378)	$(15,097)	$(12,580)

Comprehensive loss:
Net loss	$(6,184)	$(3,061)	$(14,146)	$(11,628)
Other comprehensive income (loss):
Foreign currency translation adjustment	134	2,270	856	1,412
Total comprehensive loss	$(6,050)	$(791)	$(13,290)	$(10,216)

Net loss per share of Class A common stock – basic and diluted	$(1.88)	$(1.72)	$(4.87)	$(6.43)

Weighted average number of shares of Class A common stock outstanding – basic and diluted	3,460	1,965	3,097	1,955
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Balance Sheets
As of September 30, 2025 and December 31, 2024
(in thousands, except share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,812	$8,007
Accounts receivable – trade, net of allowances for credit losses of $1,041 and $394	19,680	18,325
Inventories, net of reserves	26,066	43,265
Prepaid expenses and other current assets	12,372	8,785
Total current assets	69,930	78,382

Property and equipment, net of accumulated depreciation	1,940	2,134
Operating lease right of use asset	7,389	8,055
Intangible assets, net of accumulated amortization	19,577	25,944
Other assets	754	790
Total assets	$99,590	$115,305

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued expenses	$15,681	$24,176
Short-term debt	36,694	37,148
Operating lease liabilities, current	1,811	2,018
Deferred revenues, current	9,346	9,015
Derivative liabilities	286	1
Other short-term liabilities	4,589	4,682
Total current liabilities	68,407	77,040

Deferred revenues, non-current	15,130	15,158
Deferred tax liabilities, net	877	901
Operating lease liabilities, non-current	5,975	6,428
Other long-term liabilities	155	165
Total liabilities	90,544	99,692

Commitments and contingencies (Note 14)
Mezzanine equity:
Preferred Series B, 1,586,620 shares issued and outstanding	16,146	16,146
Preferred Series C, 1,320,850 shares issued and outstanding	12,363	12,363
Total mezzanine equity	28,509	28,509

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 shares issued and outstanding	—	—
Common stock, $0.0001 par value, 25,000,000 and 3,750,000 shares authorized; 5,512,319 and 1,970,615 Class A shares issued and outstanding, respectively	—	—
Additional paid-in capital	126,210	119,487
Accumulated deficit	(146,756)	(132,610)
Accumulated other comprehensive income	1,083	227
Total stockholders’ deficit	(19,463)	(12,896)

Total liabilities and stockholders’ (deficit) equity	$99,590	$115,305
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
For the three months ended September 30, 2025
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of June 30, 2025	167,972	$—	2,649,936	$—	$118,994	$949	$(140,572)	$(20,629)

Adjustment to beginning balance	—	—	(2,199)	—	—	—	—	—

Shares issued for:

Prefunded warrants exercised	—	—	647,500	—	—	—	—	—

Common warrants exercised	—	—	882,000	—	1,879	—	—	1,879

Vesting of restricted share units	—	—	1,749	—	—	—	—	—

September 2025 private placement	—	—	1,333,333	—	3,587	—	—	3,587

Stock compensation	—	—	—	—	65	—	—	65

Warrant reclassification from liabilities	—	—	—	—	2,002	—	—	2,002

Foreign currency translation	—	—	—	—	—	134	—	134

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	(6,184)	(6,184)

Balance as of September 30, 2025	167,972	$—	5,512,319	$—	$126,210	$1,083	$(146,756)	$(19,463)

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
For the nine months ended September 30, 2025
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of December 31, 2024	167,972	$—	1,970,615	$—	$119,487	$227	$(132,610)	(12,896)

Adjustment to beginning balance	—	—	(2,199)	—	—	—	—	—

Shares issued for:

Prefunded warrants exercised	—	—	1,063,000	—	—	—	—	—

Common warrants exercised	—	—	882,000	—	1,879	—	—	1,879

Vesting of restricted share units	—	—	5,537	—	(3)	—	—	(3)

Reverse stock split fractional adjustment	—	—	33	—	—	—	—	—

February 2025 private placement	—	—	260,000	—	—	—	—	—

September 2025 private placement	—	—	1,333,333	—	3,587	—	—	3,587

Stock compensation	—	—	—	—	209	—	—	209

Warrant reclassification from liabilities	—	—	—	—	2,002	—	—	2,002

Foreign currency translation	—	—	—	—	—	856	—	856

Fixed dividends Preferred Series B	—	—	—	—	(951)	—	—	(951)

Net loss	—	—	—	—	—	—	(14,146)	(14,146)

Balance as of September 30, 2025	167,972	$—	5,512,319	$—	$126,210	$1,083	$(146,756)	$(19,463)
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
For the three months ended September 30, 2024
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of June 30, 2024	167,972	$—	1,963,575	$1	$119,882	$443	$(112,842)	$7,484

Shares issued for:

Vesting of restricted share units	—	—	4,888	—	—	—	—	—

Stock compensation	—	—	—	—	166	—	—	166

Foreign currency translation	—	—	—	—	—	2,270	—	2,270

Fixed dividends Preferred Series B	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	(3,061)	(3,061)

Balance as of September 30, 2024	167,972	$—	1,968,463	$1	$119,731	$2,713	$(115,903)	$6,542

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
For the nine months ended September 30, 2024
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance as of December 31, 2023	167,972	$—	1,940,899	$1	$119,724	$1,301	$(104,275)	$16,751

Shares issued for:

Vesting of restricted share units	—	—	27,564	—	—	—	—	—

Stock compensation	—	—	—	—	959	—	—	959

Foreign currency translation	—	—	—	—	—	1,412	—	1,412

Fixed dividends Preferred Series B	—	—	—	—	(952)	—	—	(952)

Net loss	—	—	—	—	—	—	(11,628)	(11,628)

Balance as of September 30, 2024	167,972	$—	1,968,463	$1	$119,731	$2,713	$(115,903)	$6,542

See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2025 and 2024
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net loss	$(14,146)	$(11,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt premium, discount and issuance cost	1,950	1,806
Provision for credit losses	(160)	168
Paid-in-kind accrual on short-term debt	150	240
Changes in deferred tax assets and liabilities	(24)	(324)
Change in allowance for sales returns and volume rebates	(1,373)	(2,371)
Change in fair value of common warrants	(1,394)	—
Change in inventory reserve	(1,034)	110
Change in fair value of derivative liabilities	286	(202)
Stock compensation expense	459	1,233
Depreciation and amortization	7,681	6,187
Loss on warrant issuance	578	—
Change in right of use assets and lease liabilities	(329)	330
Changes in operating assets and liabilities:
Accounts receivable – trade	(651)	6,336
Inventories	19,712	2,763
Prepaid expenses and other current assets	(3,510)	(986)
Other assets	47	(531)
Accounts payable and accrued expenses	(9,522)	(7,240)
Other short-term liabilities	118	—
Other liabilities	155	2,076
Deferred revenues	(801)	(56)
Net cash used in operating activities	(1,808)	(2,089)

Cash flows from investing activities:
Purchases of property and equipment	(158)	(279)
Net cash used in investing activities	(158)	(279)

Cash flows from financing activities:
Proceeds from short-term debt	2,500	4,000
Principal payments on short-term debt	(2,666)	(3,509)
Principal payments on long term debt	(2,387)	(3,915)
Payments of fixed dividends to Series B Preferred stockholders	—	(952)
Proceeds from issuance of common stock and pre-funded warrants	8,288	—
Net cash provided by (used in) financing activities	5,735	(4,376)

Effect of foreign currency exchange rates	36	(16)

Net increase (decrease) in cash and cash equivalents	3,805	(6,760)

Cash and cash equivalents, beginning of the period	8,007	17,253

Cash and cash equivalents, end of the period	$11,812	$10,493

Supplemental cash flow disclosures:
Cash paid for income taxes	$746	$2,542
Cash paid for interest	$5,130	$5,452

Non-cash investing and financing transactions:
Addition of operating lease liabilities	$—	$585
Cash dividends declared to Series B Preferred stockholders	$951	$952
Reclassification of warrant liabilities	$2,002	$—
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
REVERSE STOCK SPLIT
In order to regain compliance with NASDAQ Listing Rule 5550(a)(2) (the "Bid Price Rule"), on February 14, 2025, the Company effected a reverse stock split of the Company’s Class A common stock whereby each five shares of the Company’s authorized and outstanding Class A common stock was converted into one share of Class A common stock. The par value of the Class A common stock was not adjusted. Following the reverse split, the authorized shares for Class A common stock was adjusted to 3,750,000, the authorized shares for Class B common stock remained at 50,000,000 shares, and the authorized shares of preferred stock remained unchanged at 50,000,000 shares. All shares of Class A common stock and per share amounts for all periods presented in the condensed consolidated financial statements and the notes to the condensed consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split, including reclassifying an amount equal to the reduction in aggregate par value of Class A common stock to additional paid-in capital on the condensed consolidated balance sheets of approximately $1 thousand. The quantity of Class A common stock equivalents and the conversion and exercise ratios were adjusted for the effect of the reverse stock split for warrants, stock-based compensation arrangements, and the conversion features on preferred shares. There are presently no shares of Class B common stock outstanding and none were outstanding as of September 30, 2025. The Company issued 33 shares of Class A common stock to adjust fractional shares following the reverse stock split to the nearest whole share.
GOING CONCERN

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.

As described in Note 8, the Company was not in compliance with the Senior Leverage Ratio financial covenant under its Credit Agreement at September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, and September 30, 2025. Non-compliance with the Senior Leverage Ratio financial covenant through June 30, 2025 was waived by the Agent and Lender under amendments to the Credit Agreement. In addition, the Company was also not in compliance with its borrowing base covenant under the Credit Agreement at December 31, 2024, January 31, 2025, February 28, 2025, March 31, 2025, April 30, 2025, May 31, 2025, June 30, 2025, July 31, 2025, August 31, 2025, and September 30, 2025. Non-compliance with the borrowing base covenant through July 31, 2025 was either waived by the Agent and Lender under amendments to the Credit Agreement or cured by making certain payments under the Credit Agreement.

On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan in March 2025 and (ii) waive any events of default that may have arisen directly as a result of (1) the Financial Covenant Event of Default (as defined in the Eighth Amendment) for the periods ended December 31, 2024 and March 31, 2025 and (2) the Borrowing Base defaults described in the Eighth Amendment for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. The bridge loan, including the related fee, was due and payable in full on August 31, 2025. In conjunction with obtaining the waiver, the Company also was required to comply with the following covenants:

•Initiate recapitalization efforts and/or other financing arrangements with target completion milestones starting on March 21, 2025 through an expected completion of the recapitalization and/or repayment of the debt by June 16, 2025 (the "Recapitalization Requirement"). Not meeting these dates was an event of default under the credit facility. The Company did not meet this requirement.
•Provide budgets to the Lender with variances in excess of specified thresholds resulting in an event of default at the discretion of the Lender. The Company is also required to meet with a financial advisor, as designated by the Lender, if requested.

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

The Company's noncompliance with its financial covenant related to the borrowing base under the Credit Agreement at March 31, 2025 was cured by the payment of approximately $1.3 million under the Credit Agreement in April and May 2025. The Company applied these payments to the bridge loan and related fee, leaving a balance due at August 31, 2025 of $1.4 million.

There can be no assurance that the Lender will not declare an event of default and require acceleration of all of our obligations under the Credit Agreement in the event we are unable to maintain full compliance with these covenants in the future and cure or obtain waivers of current noncompliance. Because of the significant decreases in the required Senior Leverage Ratio, the Company’s current forecast projects the Company may not be able to maintain compliance with this ratio.

In addition, the Company’s Term Loan, which has an outstanding balance of $36.7 million as of September 30, 2025, matures on December 31, 2025. As of September 30, 2025, the Company's short-term debt will mature within three months. The Company is actively working to refinance its debt with new lenders. However there can be no assurance that these efforts will be successful prior to the maturity date at which time all amounts under the Term Loan will become due. The Company does not expect it will have the available resources, absent a financing or refinancing, to pay the loan when due.
These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued. In view of the Term Loans being payable in full within the next three months and the expected non-compliance with the Senior Leverage Ratio, continuation as a going concern is dependent upon the Company’s ability to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio, or refinance its Credit Agreement with a different lender on more favorable terms. The Company is actively working to refinance its debt with new lenders. While the Company has currently engaged financial advisors and is actively working to refinance its existing debt, it does not have written or executed agreements as of the issuance of these financial statements. The Company’s ability to refinance its existing debt is based upon credit markets and economic forces that are outside of its control. We believe we have a good working relationship with our current Lender. However, there can be no assurance that the Company will be successful in refinancing its debt, on a timely basis, or on terms acceptable to the Company, or at all.
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

The Company has evaluated these corrections in accordance with Accounting Standards Codification ("ASC") Topic 250, Accounting Changes and Error Corrections, Financial Accounting Standards Board (“FASB”) Concepts Statement No. 2, Qualitative Characteristics of Accounting Information, and SAB No. 99- Materiality, and determined it was not necessary to amend its previously issued fiscal year condensed consolidated financial statements upon overall considerations of both quantitative and qualitative factors. The corrections had no impact on the Statement of Operations and Comprehensive Loss or Statement of Changes in Stockholders’ (Deficit) Equity for the prior period ended, September 30, 2024.

A summary of immaterial corrections to the Company’s previously issued condensed consolidated balance sheet are as follows (in thousands):

	September 30, 2024
	As reported	Adjustments	As revised
Accounts receivable – trade, net of allowances	25,387	1,310	$26,697
Prepaid expenses and other current assets	9,157	236	$9,393
Total assets	141,395	1,546	$142,941
Accounts payable and accrued expenses	26,050	(551)	$25,499
Other short-term liabilities	2,003	1,838	$3,841
Total current liabilities	41,533	1,287	$42,820
Total liabilities	106,348	1,287	$107,635
Total liabilities and stockholders’ equity	141,395	1,546	$142,941
A summary of immaterial corrections to the Company’s previously issued condensed consolidated statements of cash flows are as follows (in thousands):

	September 30, 2024
	As reported	Adjustments	As revised
Change in allowance for sales returns and volume rebate	(1,820)	(551)	(2,371)
Prepaid expenses and other current assets	(1,009)	23	(986)
Accounts payable and accrued expenses	(7,791)	551	(7,240)
Other liabilities	2,099	(23)	2,076
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, accounts receivable and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value. The Company has determined that the estimated fair value of debt is approximately $34.3 million while the carrying value, excluding premiums, discounts, and issuance costs, is approximately $35.2 million. The fair value of debt was estimated using market rates the Company believes would be available for similar types of financial instruments and represents a Level 2 measurement.
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
As of June 30, 2025, the Company classified newly issued warrants to purchase up to an aggregate of 1,323,000 shares of Class A Common Stock (the “2025 Common Warrants”) as a liability due to the Company having insufficient authorized shares at June 30, 2025 to share-settle the 2025 Common Warrants, which were otherwise determined to be equity classified. The Company also reclassified 32,308 vested stock options from equity classification to liability classification as a result of the Company having insufficient authorized shares of Class A common stock available pursuant to the Company’s articles of incorporation at June 30, 2025 to settle the share-based payment arrangements when the awards are exercised. On August 8, 2025, at the Company's annual meeting of shareholders, the Company's shareholders approved and amendment of the Company's articles of incorporation to increase the number of authorized shares of Class A common stock from 3,750,000 to 25,000,000. As a result, the Company reclassified the 2025 Common Warrants and the vested stock options to equity at their respective fair value.
Transfers into Level 3 measurements during the nine months ended September 30, 2025 of approximately $1.5 million were related to the 2025 Common Warrants. The balance was transferred out of Level 3 measurement as of September 30, 2025. There were no transfers into or out of Level 3 measurements in the first nine months of 2024.
The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

September 30, 2025	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of September 30, 2025
Long-term incentive plan	—	—	$117	$117

December 31, 2024	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of December 31, 2024
Derivative liabilities - warrant instruments	—	—	$1	$1
Long-term incentive plan	—	—	$358	$358

The following tables reconcile the beginning and ending balances of the warrant instruments and long-term incentive plan within Level 3 of the fair value hierarchy, respectively:

	Derivative Liabilities (in thousands)	Long-term incentive plan (in thousands)	Common warrants (in thousands)
Balance, June 30, 2025	$52	$71	$1,711
Amount paid in period	—	(236)	—
Change in fair value	235	282	291
Reclass to equity	—	—	(2,002)
Balance, September 30, 2025	$287	$117	$—

	(in thousands)	(in thousands)	(in thousands)
Balance, December 31, 2024	$1	$358	$—
Common warrants issuance on February 21, 2025	—	—	3,396
Amount paid in period	—	(461)	—
Change in fair value	286	220	(1,394)
Reclass to equity	—	—	(2,002)
Balance, September 30, 2025	$287	$117	$—

	(in thousands)	(in thousands)	(in thousands)
Balance, June 30, 2024	$9	$—	$—
Change in fair value	(6)	274	—
Balance, September 30, 2024	$3	$274	$—

	(in thousands)	(in thousands)	(in thousands)
Balance, December 31, 2023	$205	$—	$—
Change in fair value	(202)	274	—
Balance, September 30, 2024	$3	$274	$—
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
For the three and nine months ended September 30, 2025, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 5 thousand shares issuable upon exercise of options to purchase Class A common stock, 6 thousand unvested shares of restricted stock and 0.9 million shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 0.4 million shares issuable from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive.
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
The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying condensed consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying condensed consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company had no material contract assets as of September 30, 2025 or December 31, 2024. During the three months ended September 30, 2025 and September 30, 2024, respectively, the Company recognized $1.7 million and $2.1 million of revenue that was included in the deferred revenue balance as of December 31, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2025 and September 30, 2024, the Company recognized $5.5 million and $6.5 million of revenue that was included in the deferred revenue balance as of December 31, 2024 and December 31, 2023, respectively.
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

There was no material revenue recognized in the three and nine months ended September 30, 2025 related to changes in estimated variable consideration that existed at December 31, 2024.
Remaining Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of September 30, 2025 and December 31, 2024, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $24.4 million and $24.2 million, respectively. The Company expects to recognize revenue on approximately 38% of the remaining performance obligations during the next 12 months, 28% in the following 12 months, 19% in the 12 months ended September 30, 2027, 11% in the 12 months ended September 30, 2028, with the remaining 4% recognized thereafter.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)		(in thousands)
	2025	2024	2025	2024
Product revenue	$27,364	$33,948	$76,860	$104,065
Service revenue	1,973	2,341	5,752	7,832
Total revenues, net	$29,337	$36,289	$82,612	$111,897
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

Certain sales commissions incurred by the Company are determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would be recognized over a period that is one year or less, the Company has elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Total deferred commissions, net of accumulated amortization, as of September 30, 2025 and December 31, 2024 were both less than $0.5 million, respectively.
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
NOTE 2 – ACCOUNTS RECEIVABLE - TRADE
Accounts receivable consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	2025	2024

Accounts receivable – trade	$20,721	$18,719
Allowance for credit losses	(1,041)	(394)
Accounts receivable - trade, net of allowances	$19,680	$18,325
NOTE 3 – INVENTORIES
Inventories consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	2025	2024

Finished goods	$27,383	$45,352
Spare parts	914	1,065
Reserve for inventory obsolescence	(2,231)	(3,152)
Inventories, net	$26,066	$43,265

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	2025	2024

Prepayments to vendors	$4,372	$2,212
Prepaid licenses and other	8,000	6,573
Prepaid expenses and other current assets	$12,372	$8,785
Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 are net of reserves of $1.4 million related to vendor receivables.
NOTE 5 – INTANGIBLE ASSETS
Intangible Assets
Intangible assets consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	Useful lives	2025	2024
INTANGIBLE ASSETS
Patents	4-10 years	$100	$100
Customer relationships	8-15 years	50,929	48,036
Technology	3-5 years	8,611	8,371
Non-compete	3 years	391	391
Tradenames	2-10 years	12,653	12,253
Intangible assets, at cost		72,684	69,151
Accumulated amortization		(53,107)	(43,207)
Intangible assets, net of accumulated amortization		$19,577	$25,944
For the three months ended September 30, 2025 and 2024, the Company recorded amortization expense of $2.5 million and $1.9 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded amortization expense of $7.3 million and $5.7 million, respectively. Changes to gross carrying amount of recognized intangible assets due to translation adjustments include approximately $2.8 million as of September 30, 2025 and ($0.8) million as of December 31, 2024.
NOTE 6 – LEASES
The Company has entered into various operating leases for certain offices, support locations and vehicles with terms extending through December 2038. Generally, these leases have initial lease terms of five years or less.
As of September 30, 2025, the Company had no leases classified as finance leases. The Company is currently not a lessor in any lease arrangement.
Operating lease expense was $589 thousand and $595 thousand for the three months ended September 30, 2025 and 2024, respectively and $1.8 million for each of the nine months ended September 30, 2025 and 2024. Variable and short-term lease cost was $229 thousand and $470 thousand for the three months ended September 30, 2025 and 2024, respectively and $966 thousand and $1.4 million for the nine months ended September 30, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of lease liabilities was $604 thousand and $426 thousand for the three months ended September 30, 2025 and 2024, respectively and $1.8 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Future maturities of the Company's operating lease liabilities are summarized as follows (in thousands):

Fiscal year ended,	(in thousands)
2025	$970
2026	1,949
2027	1,287
2028	919
2029	886
Thereafter	6,247
Total lease liabilities	12,258
Less: Imputed interest	(4,472)
Present value of lease liabilities	$7,786
The following is supplemental lease information as of September 30, 2025 and December 31, 2024:

	2025	2024
Weighted-average remaining lease term (years)	9.8	9.6
Weighted-average discount rate	9.6%	10.1%
NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	2025	2024
Accounts payable	$10,453	$20,703
Accrued expenses and other	5,170	3,164
Other	58	309
Accounts payable and accrued expenses	$15,681	$24,176
NOTE 8 – DEBT
The following is a summary of the Company’s debt as of September 30, 2025 and December 31, 2024 (in thousands):

	2025	2024
Debt – Third Parties
Paycheck Protection Program	$—	$16
Note payable - Whitehawk	35,243	37,630
Total debt	35,243	37,646
Net (prepayment premium), discount and issuance costs	(1,451)	498
Current portion of debt	36,694	37,148
Total debt (net of premium, discount and issuance costs)	$36,694	$37,148
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

The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at December 31, 2024. In addition, the Company was not in compliance with its borrowing base covenant under the Credit Agreement at December 31, 2024, January 31, 2024 and February 28, 2025. On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan and (ii) waive any events of default that may have arisen as a result of the Company’s failure to (A) maintain the required ratio of indebtedness to adjusted EBITDA (defined more specifically as the “Senior Leverage Ratio” in the Credit Agreement) for the periods ended December 31, 2024 and March 31, 2025 and (B) maintain a value of specified assets in excess of certain borrowings (defined more specifically as a “Borrowing Base” in the Credit Agreement) for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. In addition, no payments were required to be made by the Company to pay down the borrowing base defaults for December 2024, January 2025 and February 2025. The Company is required to pay a fee equal to 6% of the working capital bridge loan under the Eighth Amendment. The bridge loan, including the related fee, was due and payable in full on August 31, 2025. In conjunction with obtaining the Eighth Amendment, the Company also was required to comply with the following covenants:

•Initiate recapitalization efforts and/or other financing arrangements with target completion milestones starting on March 21, 2025 through an expected completion of the recapitalization and/or repayment of the debt by June 16, 2025 (the “Recapitalization Requirement”). Not meeting these dates was an event of default under the credit facility. The Company did not meet this requirement.

•Provide budgets to the Lender with variances in excess of specified thresholds resulting in an event of default at the discretion of the Lender. The Company is also required to meet with a financial advisor, as designated by the Lender, if requested.

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

The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at September 30, 2025. In addition, the Company was not in compliance with its borrowing base covenant under the Credit Agreement at July 31, 2025, August 31, 2025, and September 30, 2025. On August 13, 2025, the Company entered into a forbearance agreement and ninth amendment and waiver to the Credit Agreement with the Collateral Agent and Lender (the “Ninth Amendment”) to waive any events of default that may have arisen directly as a result of (1) the Financial Covenant Event of Default (as defined in the Ninth Amendment) for the period ended June 30, 2025, (2) the Borrowing Base defaults described in the Ninth Amendment for the months ended April 30, 2024, May 31, 2025, June 30, 2025, and July 31, 2025, and (3) the failure to comply with the Recapitalization Requirement. In connection with the Ninth Amendment, the Company agreed to increase its quarterly principal payment due on September 30, 2025 from the scheduled $0.7 million to $1.0 million and to change its interest payments from being due quarterly to being due monthly beginning in August 2025.
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
On September 23, 2025, the Company entered into a Securities Purchase Agreement with certain institutional accredited investors. The Whitehawk warrants were repriced to $15.11, and shares increased to 270,463.
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

September 30, 2025
Common stock issuable upon exercise of warrants	270,463
Market value of common stock on measurement date	$2.41
Exercise price	$15.11
Risk free interest rate (1)	3.56%
Expected life in years	1.25 years
Expected volatility (2)	172.0%
Expected dividend yields (3)	—%

December 31, 2024
Common stock issuable upon exercise of warrants	92,877
Market value of common stock on measurement date	$1.90
Exercise price	$44.00
Risk free interest rate (1)	4.17%
Expected life in years	2 years
Expected volatility (2)	80.0%
Expected dividend yields (3)	—%
(1)The risk-free interest rate was determined using the applicable Treasury Bill as of the measurement date.
(2)The historical trading volatility was based on historical fluctuations in stock price for Boxlight.
(3)The Company does not expect to pay a dividend in the foreseeable future.

NOTE 10 – INCOME TAXES
Pretax (loss) income resulting from domestic and foreign operations is as follows (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$(4,902)	$(4,681)	$(12,997)	$(11,748)
Foreign	(1,543)	1,608	(1,286)	887
Total pretax book loss	$(6,445)	$(3,073)	$(14,283)	$(10,861)
The Company recorded income tax benefit of $261 thousand and income tax benefit of $12 thousand for the three months ended September 30, 2025 and 2024, respectively, and income tax benefit of $137 thousand and income tax expense of $767 thousand for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate was 1.0% and (7.1)% for the nine months ended September 30, 2025 and 2024 due to various permanent differences for Boxlight and a change in valuation allowance for certain deferred assets. The Sahara entities are fully taxable.
The increase in tax expense year-over-year is largely due to an increase in foreign-sourced book income.
The Company operates in the United States, United Kingdom, and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned.
The legacy Boxlight entities are in a net deferred tax asset position in the United States and other jurisdictions, primarily driven by the aforementioned net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. For example, in the United States, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because U.S. tax laws limit the time during which the net operating losses generated prior to 2018 may be applied against future taxes, if the Company fails to generate U.S. taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on its net deferred tax asset at September 30, 2025 and December 31, 2024.
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
Issuance of Preferred Stock
Series A Preferred Stock
At the time of the Company’s initial public offering, the Company issued 250,000 shares of the Company’s non-voting convertible Series A preferred stock to Vert Capital for the acquisition of Genesis Collaboration LLC. As of September 30, 2025, a total of 167,972 shares of Series A preferred stock remained outstanding which can be converted into 6,693 shares of Class A common stock, at the discretion of the Series A stockholder.
Series B Preferred Stock and Series C Preferred Stock
On September 25, 2020, in connection with the acquisition of Sahara Holding Limited ("Sahara”), the Company issued 1,586,620 shares of Series B preferred stock and 1,320,850 shares of Series C preferred stock. The Series B preferred stock has a stated and liquidation value of $10.00 per share and pays a dividend out of the earnings and profits of the Company at the rate of 8% per annum, payable quarterly. The Series B preferred stock was convertible into the Company’s Class A common stock at a conversion price of $66.40 per share which was the closing price of the Company’s Class A common stock on the Nasdaq Stock Market on September 25, 2020 (the “Conversion Price”). The Series C preferred stock has a stated and liquidation value of $10.00 per share and was convertible into the Company’s Class A common stock at the Conversion Price either (i) at the option of the holder at any time after January 1, 2026, or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price).

To the extent not previously converted into the Company’s Class A common stock, the outstanding shares of Series B preferred stock were redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 upon 30 days prior written notice from the holders, for a redemption price, payable in cash, equal to the sum of (a) $10.00 multiplied by the number of shares of Series B preferred stock being redeemed (the “Series B Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Series B Redeemed Shares. The Series C preferred stock was also subject to redemption on the same terms commencing January 1, 2026. The aggregate estimated fair value of the Series B and C preferred stock of $28.5 million was included as part of the total consideration paid for the purchase of Sahara.
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
On October 1, 2025, the Company entered into an agreement (the "Agreement") with all of the holders of its Series B preferred stock and Series C preferred stock.

Pursuant to the Agreement, the holders converted all outstanding shares of Series C preferred stock—constituting a total of 1,320,850 shares - into a total of 198,920 shares of Class A common stock, par value $0.0001 per share.
In addition, the holders agreed with the Company to amend the terms of the Series B preferred stock. Specifically, the right of the holders to convert their Series B preferred stock into Class A common stock at their option, and a provision that provided for automatic conversion if the price of the common stock on the Nasdaq Capital Market reached a certain level, were eliminated. The right of the holders to cause the Company to redeem their Series B preferred stock at their option was also eliminated.
The dividend provisions of the Series B preferred stock were amended to provide that the current 8% per annum dividend, currently accruing on a non-compounding cumulative basis, would begin accruing at 9% per annum on October 2, 2027, 10% on October 2, 2028, 11% on October 2, 2029 and 12% on October 2, 2030 and thereafter. The cumulative dividends are payable only when and if declared, or in the event of a liquidation of the Company. No dividends can be declared or paid on junior classes of capital stock, including the common stock, unless unpaid cumulative dividends on the Series B preferred stock are first paid. Although the dividends are payable only when and if declared or upon a liquidation, dividends that do become payable but remain unpaid will accrue interest at a fixed rate of 12% until such dividend and interest shall be paid in full.
In the Agreement, the Company agreed to apply up to 20% of the net proceeds of future primary equity securities offerings undertaken by the Company for capital-raising purposes to redeem or repurchase the Series B preferred stock at a redemption price per share of $10.00 until all such shares are redeemed and repurchased. The obligation to repurchase or redeem the Series B preferred stock is subject to possible limitation based on legal or stock market listing standard considerations.
Common Stock
Following the Company's one-for-five reverse stock split in February 2025, the Company’s common stock consists of 3,750,000 shares of Class A voting common stock and 50,000,000 shares of Class B non-voting common stock. On August 8, 2025, at the Company's annual meeting of shareholders, the Company's shareholders approved an amendment to the Company's articles of incorporation to increase the number of authorized shares of Class A common stock from 3,750,000 to 25,000,000. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of September 30, 2025 and December 31, 2024, the Company had 5,512,319 and 1,970,615 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding as of September 30, 2025 or December 31, 2024.
February 2025 Private Placement

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

Through September 30, 2025, the holders exercised all of the Pre-Funded Warrants. In addition, two of the holders of the 2025 Common Warrants exercised a total of 882,000 warrants with a total exercise price of $1.9 million.

September 2025 Registered Direct Offering

On September 23, 2025, the Company entered into a placement agency agreement with a placement agent, and a securities purchase agreement with certain purchasers, pursuant to which the Company issued and sold, in a registered direct offering, an aggregate of 1,333,333 shares of the Company’s Class A common stock at a price of $3.00 per share. The offering closed on September 24, 2025. The gross proceeds to the Company were approximately $4.0 million, before deducting the Placement Agent's fees and other offering expenses payable by the Company.
Warrants
The Company had equity warrants outstanding of 895,787 and 277,201 as of September 30, 2025 and December 31, 2024, respectively.
NOTE 12 – STOCK COMPENSATION
The Company has issued grants under two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which a total of 159,761 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 125,000 shares of the Company’s Class A common stock have been approved for issuance. Upon approval of the 2021 Plan in September 2023, any shares remaining available for issuance under the 2014 Plan were cancelled, and all future grants were issued under the 2021 Plan. The 2021 Plan allows for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights or otherwise, to the Company’s officers, directors, employees and consultants.
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
The following is a summary of the option activities during the nine months ended September 30, 2025:

Number of Units
Outstanding, December 31, 2024	34,141
Granted	—
Exercised	—
Forfeited	—
Expired	(28,859)
Outstanding, September 30, 2025	5,282
Exercisable, September 30, 2025	4,845

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
The following is a summary of the RSU activities during the nine months ended September 30, 2025:

Number of Units
Outstanding, December 31, 2024	14,636
Granted	—
Vested	(5,537)
Forfeited	(2,979)
Outstanding, September 30, 2025	6,120
Warrants
The following is a summary of the warrant activities for warrants to purchase Class A common stock during the nine months ended September 30, 2025:

Number of Units
Outstanding, December 31, 2024	277,201
Granted	2,386,000
Contractual increase for share sales	177,586
Exercised	(1,945,000)
Outstanding, September 30, 2025	895,787
Exercisable, September 30, 2025	895,787
Stock Compensation Expense
Long-term incentive plan

On August 15, 2024, the Company granted a long-term incentive plan (LTIP) cash award pursuant to its 2021 Equity Incentive Plan to members of the Company’s Board of Directors and senior management. The amount of each award earned will depend on the performance of the Company relative to certain performance targets related to share price appreciation of the Company’s Class A common stock during the respective performance cycles. The LTIP awarded to the Company's Board of Directors had a performance period ending on March 31, 2025, whereas the LTIP awarded to senior management have three consecutive 12-month performance periods ending June 30, 2025, June 30, 2026, and June 30, 2027. The target payout under the LTIP awarded to the Board of Directors and senior management is $420 thousand and $1.1 million, respectively. If the Company’s performance relative to the performance goal during the performance cycle is not equal to the performance target, the target Cash LTIP Award will be adjusted based on actual performance. The Cash LTIP for the Board of Directors totaled $236 thousand and was paid in May 2025. The earned payout under the LTIP awarded to senior management was $225 thousand for the period ended June 30, 2025. The target payout for senior management over the remaining term is $468 thousand. At no time during the performance cycle shall the payout be less than 1/3 or exceed 3 times the target cash LTIP Award, unless a change a control has occurred. Cash payments are subject to the Company’s compliance with all covenants contained in the Company’s credit facilities in effect at the conclusion of each performance cycle. As amounts earned for the awards are based on changes in the Company's stock price, the Company will recognize a liability for compensation cost each reporting period based on the fair value as of each reporting date proportionally with the elapsed time at each reporting period. The liability is recognized in other short-term liabilities in the consolidated balance sheets. The Company used a Model Monte Carlo Simulation model to determine the fair value of the LTIP as of September 30, 2025 to be $117 thousand. Key inputs to the valuation of the awards include the stock price as of the award effective date and the valuation date, the discount rate, and historical volatility in the Company’s stock price.

September 30, 2025
Market value of common stock on measurement date	$2.41
Risk free interest rate (1)	3.56%
Expected life in years	1.75 years
Expected volatility (2)	172%

(1)The risk-free interest rate was determined using the applicable Treasury Bill as of the measurement date.
(2)The historical trading volatility was based on historical fluctuations in stock price for Boxlight.
For the three and nine months ended September 30, 2025 and 2024, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$—	$6	$12	$75
Restricted stock units	65	161	197	883
Equity based warrants	—	—	30	1
Long-term incentive plan	46	274	220	274
Total stock compensation expense	$111	$441	$459	$1,233
As of September 30, 2025, there was approximately $0.2 million of unrecognized compensation expense related to unvested options, RSU’s, and warrants, which will be amortized over the remaining vesting period.
NOTE 13 – RELATED PARTY TRANSACTIONS
Management Agreement
On November 1, 2022, the Company entered into a consulting agreement with Mark Elliott, former Chief Executive Officer of Boxlight and a member of the Board of Directors through June 16, 2025, when he resigned as a non-executive director and became an advisor to the Board. Under the terms of the agreement, Mr. Elliott is to provide sales, marketing, management and related consulting services to assist the Company in sourcing and entering into agreements with one or more customers to provide products and services for specified school districts. The Company will pay Mr. Elliott a fixed payment of $4 thousand per month and commissions equal to 15% of gross profit derived by the Company based on total purchase order revenue. The agreement, unless cancelled, will automatically renew on December 31, 2025. For the nine months ended September 30, 2025 and 2024, the Company paid $91 thousand and $189 thousand under the agreement, respectively.
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

On January 4, 2024, Mr. Pope’s employment with the Company terminated. In accordance with the Management Agreement, Mr. Pope is expected to continue providing consulting services to the Company for the subsequent 13 months, with such agreement terminating on February 2025. For the nine months ended September 30, 2025, the Company paid $43 thousand under the agreement. Mr. Pope continues to serve as a director of the Company.
Inventory Finance Agreement
On May 27, 2025, the Company entered into an Inventory Finance Agreement with J.J. ASTOR & CO., a Utah corporation ("J.J. ASTOR”). Michael Pope is the chief executive officer of J.J. ASTOR, which is beneficially owned, directly or indirectly, by a private investment fund managed by Mr. Pope.
Under the Agreement, the Company may finance the purchase of certain finished goods inventory from one of the Company’s manufacturers and suppliers of such inventory up to an aggregate outstanding amount of $6 million. The term of the Agreement is one year. Each advance under the Agreement is payable by the Company within 90 days at a rate of 5.35% of the amount advanced by J.J. ASTOR. Title to the product remains with J.J. ASTOR until payment is made by the Company. Any failure by the Company to make a payment in full when due under the Agreement constitutes an event of default. In the event of such default by the Company, the aggregate outstanding balance owing to J.J. ASTOR is automatically increased by 10% and begins to accrue interest at the rate of 19% per annum, compounded daily. Amounts advanced under the agreement were $1.5 million as of September 30, 2025.
On November 3, 2025, the Company and J.J. Astor entered into an amendment and restatement of the Agreement (the "Restated Agreement"). Under the Restated Agreement, the Company may finance 80% of the purchase of certain finished goods inventory from one of the Company's manufacturers and suppliers of such inventory up to an aggregate outstanding amount of $9.0 million, a $3.0 million increase from the maximum amount under the original Agreement. Each advance under the Restated Agreement remains payable by the Company within 90 days at a rate of $1.0535 for each $1.00 advanced. The term of the Restated Agreement is through November 3, 2026, unless mutually extended or earlier terminated by J.J. Astor.
Under the Restated Agreement, J.J. Astor may elect from time to time to convert all or a portion of the amounts owed by the Company into shares of the Company's common stock, par value $0.0001 per share. J.J. Astor can require the Company to register any such shares for public resale with the Securities & Exchange Commission.
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
Purchase Commitments
The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. As of September 30, 2025, the total amount of such open inventory purchase orders was $24.2 million.

NOTE 15 – CUSTOMER AND SUPPLIER CONCENTRATION
There was no customer that accounted for greater than 10% of the Company's consolidated revenues for the nine months ended September 30, 2025. There was one customer that accounted for greater than 10% of the Company's consolidated revenues for the nine months ended September 30, 2024.

Customer	Total revenues from the customer as a percentage of total revenues for the three months ended September 30, 2025	Accounts receivable from the customer as of September 30, 2025 (in thousands)	Total revenues from the customer as a percentage of total revenues for the three months ended September 30, 2024	Accounts receivable from the customer as of September 30, 2024 (in thousands)
1	—%	$—	10.0%	$581
For the nine months ended September 30, 2025 and 2024, the Company’s purchases were concentrated primarily with one vendor. Details are as follows:

Vendor	Total purchases from the vendor as a percentage of total cost of revenues for the nine months ended September 30, 2025	Accounts payable to the vendor as of September 30, 2025 (in thousands)	Total purchases from the vendor as a percentage of total cost of revenues for the nine months ended September 30, 2024	Accounts payable to the vendor as of September 30, 2024 (in thousands)
1	17.6%	$2,863	60.6%	$14,927
The Company believes there are other suppliers that could be substituted should the above cited vendor were to become unavailable or non-competitive.

NOTE 16 – SEGMENTS
Information about our Company’s operations by operating segment for the three and nine months ended September 30, 2025 and 2024 is shown in the following tables (in thousands):

	For the three months ended September 30, 2025
	Americas	EMEA	Rest of World	Eliminations and Adjustments	Total

Revenues, net	$14,437	$15,318	$234	$(652)	$29,337
Less (2)
Cost of sales	11,251	9,927	114	(490)	20,802
Segment gross profit	3,186	5,391	120	(162)	8,535

less (2)
General and administrative expenses	4,296	4,340	94	—	8,730
Depreciation and amortization	656	1,971	—	—	2,627
Research and development expenses	1,088	206	—	(172)	1,122
Interest expense	2,667	86	—	—	2,753
Income tax expense	(590)	329	—	—	(261)
Other segment items (3)	527	383	—	(1,162)	(252)
Net (Loss) Income	$(5,458)	$(1,924)	$26	$1,172	$(6,184)

	For the nine months ended September 30, 2025
	Americas	EMEA	Rest of World	Eliminations and Adjustments	Total

Revenues, net	$40,110	$43,399	$826	$(1,723)	$82,612
Less (2)
Cost of sales	26,324	29,794	353	(1,227)	55,244
Segment gross profit	13,786	13,605	473	(496)	27,368

Less (2)
General and administrative expenses	15,624	11,374	291	—	27,289
Depreciation and amortization	1,975	5,706	—	—	7,681
Research and development expenses	3,128	596	—	(562)	3,162
Interest expense	7,507	304	—	—	7,811
Income tax expense (benefit)	(26)	(111)	—	—	(137)
Other segment items (3)	(518)	(2,240)	3	(1,537)	(4,292)
Net (Loss) Income	$(13,904)	$(2,024)	$179	$1,603	$(14,146)
(1) Eliminations and adjustments represent net sales between the Americas, EMEA and Rest of World segments. Sales between these segments are generally valued at market.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the Chief Operating Decision Maker.
(3) Other Segment items for each reportable segment includes Other Expense, which consists of the effects of changes in the fair value of derivative liabilities and warrants.

	For the three months ended September 30, 2024
	Americas	EMEA	Rest of World	Eliminations and Adjustments	Total

Revenues, net	$16,719	$20,412	$(215)	$(627)	$36,289
Less (2)
Cost of sales	10,480	14,120	(129)	(434)	24,037
Segment gross profit	6,239	6,292	(86)	(193)	12,252

Less (2)
General and administrative expenses	5,829	4,050	135	—	10,014
Depreciation and amortization	852	1,223	—	—	2,075
Research and development expenses	1,042	189	—	(209)	1,022
Interest expense	2,550	—	—	—	2,550
Income tax expense (benefit)	(39)	27	—	—	(12)
Other segment items (3)	57	(418)	(5)	30	(336)
Net (Loss) Income	$(4,052)	$1,221	$(216)	$(14)	$(3,061)

	For the nine months ended September 30, 2024
	Americas	EMEA	Rest of World	Eliminations and Adjustments	Total

Revenues, net	$57,044	$57,955	$412	$(3,514)	$111,897
Less (2)
Cost of sales	34,856	40,108	222	(2,884)	72,302
Segment gross profit	22,188	17,847	190	(630)	39,595

Less (2)
General and administrative expenses	20,135	13,033	304	—	33,472
Depreciation and amortization	2,573	3,614	—	—	6,187
Research and development expenses	3,190	587	—	(599)	3,178
Interest expense	7,661	62	—	—	7,723
Income tax expense	560	207	—	—	767
Other segment items (3)	(135)	(71)	(7)	109	(104)
Net (Loss) Income	$(11,796)	$415	$(107)	$(140)	$(11,628)

(1) Eliminations and adjustments represent net sales between the Americas, EMEA and Rest of World segments. Sales between these segments are generally valued at market.
(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the Chief Operating Decision Maker.
(3) Other Segment items for each reportable segment includes Other Expense, which consists of the effects of changes in the fair value of derivative liabilities.

	September 30, 2025	December 31, 2024
Identifiable Assets
Americas	$48,135	$50,318
EMEA	49,919	63,863
Rest of World	1,536	1,124
Total Identifiable Assets	$99,590	$115,305
NOTE 17 – SUBSEQUENT EVENTS

The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at September 30, 2025. In addition, the Company was not in compliance with its borrowing base covenant under the Credit Agreement at July 31, 2025, August 31, 2025, September 30, 2025, and October 31, 2025. Further, the Company had not complied with the Recapitalization Requirement.
On October 1, 2025, the Company entered into an agreement (the "Agreement") with all of the holders of its Series B Preferred Stock and Series C Preferred Stock.
Pursuant to the Agreement, the holders converted all outstanding shares of Series C Stock—constituting a total of 1,320,850 shares - into a total of 198,920 shares of Class A Common Stock, par value $0.0001 per share (“Common Stock”).
In addition, the holders agreed with the Company to amend the terms of the Series B Stock. Specifically, the right of the holders to convert their Series B Stock into Common Stock at their option, and a provision that provided for automatic conversion if the price of the Common Stock on the Nasdaq Capital Market reached a certain level, were eliminated. The right of the holders to cause the Company to redeem their Series B Stock at their option was also eliminated.
The dividend provisions of the Series B Stock were amended to provide that the current 8% per annum dividend, currently accruing on a non-compounding cumulative basis, would begin accruing at 9% per annum on October 2, 2027, 10% on October 2, 2028, 11% on October 2, 2029 and 12% on October 2, 2030 and thereafter. The cumulative dividends are payable only when and if declared, or in the event of a liquidation of the Company. No dividends can be declared or paid on junior classes of capital stock, including the Common Stock, unless unpaid cumulative dividends on the Series B Stock are first paid. Although the dividends are payable only when and if declared or upon a liquidation, dividends that do become payable but remain unpaid will accrue interest at a fixed rate of 12% until such dividend and interest shall be paid in full.
In the Agreement, the Company agreed to apply up to 20% of the net proceeds of future primary equity securities offerings undertaken by the Company for capital-raising purposes to redeem or repurchase the Series B Stock at a redemption price per share of $10.00 until all such shares are redeemed and repurchased. The obligation to repurchase or redeem the Series B Stock is subject to possible limitation based on legal or stock market listing standard considerations.
The Company previously disclosed that it was not in compliance with certain listing requirements of the Nasdaq Stock Market and that Nasdaq had granted it until October 6, 2025, to evidence compliance with the listing requirements or it may be delisted from Nasdaq. On October 3, 2025, the Company announced that it believed that it had met the listing requirements. On October 8, 2025, Nasdaq informed the Company that it had determined that the Company complies with Nasdaq Listing Rules relating to minimum stockholders' equity, independent director, and audit committee requirements with which it previously did not comply. Nasdaq further noted that it will continue to monitor the Company's compliance with the minimum stockholders' equity and, if at the time of its next periodic report the Company does not comply, the Company may be subject to delisting.
On November 3, 2025, the Company and J.J. Astor entered into an amendment and restatement of its Inventory Financing Agreement with J.J. Astor (the "Restated Agreement"). Under the Restated Agreement, the Company may finance 80% of the purchase of certain finished goods inventory from one of the Company's manufacturers and suppliers of such inventory up to an aggregate outstanding amount of $9.0 million, a $3.0 million increase from the maximum amount under the original Agreement. Each advance under the Restated Agreement remains payable by the Company within 90 days at a rate of $1.0535 for each $1.00 advanced. The term of the Restated Agreement is through November 3, 2026, unless mutually extended or earlier terminated by J.J. Astor.
Under the Restated Agreement, J.J. Astor may elect from time to time to convert all or a portion of the amounts owed by the Company into shares of the Company's common stock, par value $0.0001 per share. J.J. Astor can require the Company to register any such shares for public resale with the Securities & Exchange Commission.

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
•our substantial indebtedness which matures December 31, 2025;
•our ability to comply with certain covenants, minimum liquidity and borrowing base requirements under our existing credit agreement, or in the alternative, to continue to obtain forbearances or waivers from the lender thereunder with respect to defaults thereunder, including existing defaults;

•our history of operating losses;

•our ability to raise additional capital;
•our ability to maintain compliance with the Nasdaq Capital Market continued listing requirements and maintain a listing of our Class A common stock on Nasdaq Capital Market;

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
•governance and management risks related to turnover in our executive ranks and board of directors;

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
Operating expenses
We classify our operating expenses into three categories: general and administrative, depreciation and amortization, and research and development.
General and administrative. General and administrative expense consists of personnel related costs, which include salaries and stock-based compensation, as well as the costs of professional services, such as accounting and legal, facilities, information technology, and other administrative expenses. General and administrative expense may fluctuate as a percentage of revenue, notably in the second and third quarters of our fiscal year when we have historically experienced our highest levels of revenue.
Depreciation and amortization. Depreciation and amortization expense consists of depreciation of our property and equipment and amortization of our intangible assets.
Research and development. Research and development expense consists primarily of personnel related costs, prototype and sample costs, design costs and global product certifications mostly for wireless certifications.
Other (expense) income, net
Other (expense) income, net primarily consists of interest expense associated with our debt financing arrangements, certain impacts of changes in foreign exchange rates, and the effects of changes in the fair value of derivative liabilities and changes in the fair value of warrants.

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
Operating Results – Boxlight Corporation
For the three-month periods ended September 30, 2025 and 2024
Revenues. Total revenues for the three months ended September 30, 2025 were $29.3 million as compared to $36.3 million for the three months ended September 30, 2024, resulting in a 19.2% decrease. The decrease in revenues was due to lower sales volume across all markets primarily resulting from lower global demand for interactive flat panel displays as well as competitive industry pricing. On a sequential quarter basis, total revenues decreased 4.9% from the three months ended September 30, 2025.
Cost of Revenues. Cost of revenues for the three months ended September 30, 2025 were $20.8 million as compared to $24.0 million for the three months ended September 30, 2024, resulting in a 13.5% decrease. The decrease in cost of revenues was attributable to the decrease in units sold, offset by an increase of $1.6 million in tariffs.
Gross Profit. Gross profit for the three months ended September 30, 2025 was $8.5 million as compared to $12.3 million for the three months ended September 30, 2024, a decrease of 30.3%. Gross profit margin was 29.1% for the three months ended September 30, 2025 and 33.8% for the three months ended September 30, 2024. The decrease in gross profit margin is primarily related to changes in the product mix, increases in pricing pressure within the industry, and the impact of tariffs on the cost of our products compared to the prior year quarter.
General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2025 were $8.7 million, representing 29.8% of revenue as compared to $10.0 million representing 27.6% of revenue for the three months ended September 30, 2024. The decrease in general and administrative expenses for the period ended September 30, 2025 was primarily due to a decrease of $1.1 million in employee-related expenses, a decrease of $0.3 million in stock compensation, and a decrease of $0.1 million in travel expense, offset by an increase in professional fees of $0.2 million.
Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended September 30, 2025 were $2.6 million, representing 9.0% of revenue as compared to $2.1 million representing 5.7% of revenue for the three months ended September 30, 2024. The increase in depreciation and amortization expenses for the period ended September 30, 2025 was due to acceleration of amortization of intangible assets that will continue through the third quarter of 2026.
Research and Development Expenses. Research and development expenses for the three months ended September 30, 2025 and 2024 were $1.1 million and $1.0 million, respectively and represented 3.8% and 2.8% of revenue, respectively.
Other Expense. Other expense, net for the three months ended September 30, 2025 was $2.5 million as compared to $2.2 million for the three months ended September 30, 2024, representing an increase of $0.3 million. Other expense consists primarily of interest expense on our term loan, foreign currency translation, and the change in fair value of common warrants and derivative liabilities compared to the prior year quarter, and the increase in the current period relates primarily to the increase in interest expense and the change in fair value of common warrants.

Net Loss. Net loss was approximately $6.2 million and $3.1 million for the three months ended September 30, 2025 and 2024, respectively, and was a result of the changes noted above.
For the nine-month periods ended September 30, 2025 and 2024
Revenues. Total revenues for the nine months ended September 30, 2025 were $82.6 million as compared to $111.9 million for the nine months ended September 30, 2024, resulting in a 26.2% decrease. The decrease in revenues was due to lower sales volume across all markets primarily resulting from lower global demand for interactive flat panel displays as well as competitive industry pricing.
Cost of Revenues. Cost of revenues for the nine months ended September 30, 2025 were $55.2 million as compared to $72.3 million for the nine months ended September 30, 2024, resulting in a 23.6% decrease. The decrease in cost of revenues was attributable to the decrease in units sold, offset by an additional $1.3 million in tariffs.
Gross Profit. Gross profit for the nine months ended September 30, 2025 was $27.4 million as compared to $39.6 million for the nine months ended September 30, 2024, a decrease of 30.9%. Gross profit margin was 33.1% for the nine months ended September 30, 2025 and 35.4% for the nine months ended September 30, 2024. The decrease in gross profit margin is primarily related to the difference in product mix, increases in pricing pressure within the interactive flat panel display market, and the impact of tariffs incurred during a portion of the current period compared to the prior year period.
General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2025 were $27.3 million, representing 33.0% of revenue as compared to $33.5 million representing 29.9% of revenue for the nine months ended September 30, 2024. The decrease in general and administrative expenses for the period ended September 30, 2025 was due to ongoing initiatives to reduce operating expenses across all cost groups, with the largest declines in employee-related expenses of $5.0 million and the second largest declines in sales and marketing expense of $1.2 million.
Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended September 30, 2025 were $7.7 million, representing 9.3% of revenue as compared to $6.2 million representing 5.5% of revenue for the nine months ended September 30, 2024. The increase in depreciation and amortization expenses for the period ended September 30, 2025 was due to acceleration of amortization of intangible assets that will continue through the third quarter of 2026.
Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2025 and 2024 were $3.2 million in both periods and represented 3.8% and 2.8% of revenue, respectively.
Other Expense. Other expense, net for the nine months ended September 30, 2025 was $3.5 million as compared to $7.6 million for the nine months ended September 30, 2024, representing a decrease of $4.1 million. Other expense consists primarily of interest expense on our term loan, foreign currency translation, and the change in fair value of common warrants compared to the prior year. The decrease in the current period was due to an increase in other income and positive changes in the fair value of common warrants.
Net Loss. Net loss was approximately $14.1 million and $11.6 million for the nine months ended September 30, 2025 and 2024, respectively, and was a result of the changes noted above.
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
The following table contains reconciliations of net losses to EBITDA and adjusted EBITDA for the periods presented:

(in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net Loss	$(6,184)	$(3,061)	$(14,146)	$(11,628)
Depreciation and amortization	2,627	2,075	7,681	6,187
Interest expense	2,753	2,550	7,811	7,723
Income tax (benefit) expense	(261)	(12)	(137)	767
EBITDA	$(1,065)	$1,552	$1,209	$3,049
Stock compensation expense	111	441	459	1,233
Change in fair value of derivative liabilities	235	(6)	286	(202)
Purchase accounting impact of fair valuing inventory	—	—	—	225
Loss on warrant issuance	—	—	578	—
Change in fair value of common warrants	291	—	(1,394)	—
Purchase accounting impact of fair valuing deferred revenue	16	208	219	778
Severance charges	—	—	57	943
Adjusted EBITDA	$(412)	$2,195	$1,414	$6,026
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
Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $11.8 million, a working capital balance of $1.5 million, and a current ratio of 1.02. As of September 30, 2024, we had $10.5 million of cash and cash equivalents, a working capital balance of $45.8 million, and a current ratio of 2.10. In addition, the Company had indebtedness of $36.7 million maturing on December 31, 2025.
For the nine months ended September 30, 2025 and 2024, we had net cash used in operating activities of $1.8 million and $2.1 million, respectively. Cash used in operating activities primarily relates to net loss for the nine months ended September 30, 2025 as well as changes in working capital management. We had net cash used in investing activities of $158 thousand and $279 thousand for the nine months ended September 30, 2025 and 2024, respectively. Cash used in investing activities is related to purchases of property and equipment. For the nine months ended September 30, 2025 and 2024, we had net cash provided by and used in financing activities of $5.7 million and $4.4 million, respectively. Cash provided by financing activities in 2025 is related to proceeds from short-term debt of $2.5 million and proceeds from issuance of common stock and the exercise of warrants of $8.3 million, partially offset by principal payments of debt of

$5.1 million. Cash used in financing activities in the 2024 period related to principal payments on debt of $7.4 million and payments of preferred dividends of $1.0 million, partially offset by $4.0 million proceeds from short-term debt.
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

The Company was also not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at December 31, 2024. In addition, the Company was also not in compliance with its borrowing base covenant under the Credit Agreement at December 31, 2024, January 31, 2024 and February 28, 2025. On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan and (ii) waive any events of default that may have arisen as a result of the Company’s failure to (A) maintain the required ratio of indebtedness to adjusted EBITDA (defined more specifically as the “Senior Leverage Ratio” in the Credit Agreement) for the periods ended December 31, 2024 and March 31, 2025 and (B) maintain a value of specified assets in excess of certain borrowings (defined more specifically as a “Borrowing Base” in the Credit Agreement) for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. In addition, no payments were required to be made by the Company to pay down the borrowing base defaults for December 2024, January 2025 and February 2025. The Company was required to pay a fee equal to 6% of the working capital bridge loan under the Eighth Amendment. The bridge loan, including the related fee, was due and was paid in full on August 29, 2025, and is not subject to prepayment penalties. There can be no assurance that the Lender will not declare an event of default and acceleration of all of our obligations under the Credit Agreement in the event we are unable to maintain full compliance with these covenants in the future.

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

The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement at September 30, 2025. In addition, the Company was not in compliance with its borrowing base covenant under the Credit Agreement at April 30, 2025, May 31, 2025, June 30, 2025, July 31, 2025, and August 31, 2025. Further, the Company had not complied with the Recapitalization Requirement. On August 13, 2025, the Company entered into a forbearance agreement and ninth amendment and waiver to the Credit Agreement with the Collateral Agent and Lender (the “Ninth Amendment”) to waive any events of default that may have arisen directly as a result of (1) the Financial Covenant Event of Default (as defined in the Ninth Amendment) for the period ended June 30, 2025, (2) the Borrowing Base defaults described in the Ninth Amendment for the months ended April 30, 2024, May 31, 2025, June 30, 2025, and July 31, 2025, and (3) the failure to comply with the Recapitalization Requirement. In connection with the Ninth Amendment, the Company agreed to increase its quarterly principal payment due on September 30, 2025 from the scheduled $0.7 million to $1.0 million and to change interest payments from being due quarterly to being due monthly beginning in August 2025.

As of October 31, 2025, the Company was in default of certain financial and non‑financial covenants under its credit facility with Whitehawk. Moreover, the Company’s loan from Whitehawk matures on December 31, 2025, and the Company does not anticipate it will have the resources to pay the loan at that time. The Company is actively engaged in discussions with Whitehawk to obtain an additional waiver and to amend the terms of the credit facility to address the existing defaults and provide additional flexibility under the loan agreement, including with respect to the upcoming maturity. While there can be no assurance that a waiver or amendment will be obtained, management believes that ongoing negotiations with the lender will be successful. There can be no assurance that the Lender will not declare an event of default and acceleration of all of our obligations under the Credit Agreement in the event we are unable to maintain full compliance with these covenants in the future.

On November 10, 2025, the Company made a principal payment of $1,000,000 on its outstanding loan balance. The Company continues to comply with all other payment obligations under the facility.

Management continues to evaluate the potential impact of the existing covenant default on the Company’s liquidity and financial condition. If the Company is unable to obtain a waiver or otherwise cure the default, the lender could exercise its rights and remedies under the loan agreement, which may include acceleration of the outstanding debt.

Because of the significant decreases in the required Senior Leverage Ratio that have occurred within the past twenty one months, our current forecast projects that we may not be able to maintain compliance with this ratio. These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued.

In view of this matter, continuation as a going concern is dependent upon our ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio, the borrowing base covenant, or any other financial covenants, or refinance our Credit Agreement with a different lender on a basis with more favorable terms. As part of our ongoing efforts to strengthen our financial position, the Company has initiated plans to recapitalize its balance sheet and refinance our current Credit Agreement. This initiative is part of our broader strategy to improve financial flexibility, reduce our cost of capital, and position the Company for sustainable growth in the long term. We are actively working to refinance our debt with new lenders. While we have currently engaged financial advisors and are actively working to refinance our existing debt, we do not have written or executed agreements as of the issuance of this Form 10-Q. Our ability to refinance our existing debt is based upon credit markets and economic forces that are outside of our control. We have a good working relationship with our current lending partner, however, there can be no assurance that we will be successful in refinancing our debt, or on terms acceptable to us.

Because our Class A common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. On April 7, 2025, the Company received a letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that it did not satisfy certain continued listing requirements for the Nasdaq Capital Market. The Company submitted a compliance plan within 45 days of the date of the notification with available options to resolve the deficiency and regain compliance. The Company’s compliance plan was accepted on June 20, 2025, and the Company was granted until October 6, 2025, to evidence compliance. On October 3, 2025, the Company announced that it believed that it had met the listing requirements. On October 8, 2025, Nasdaq informed the Company that it had determined that the Company complies with Nasdaq Listing Rules relating to minimum stockholders' equity, independent director, and audit committee requirements with which it previously did not comply. Nasdaq further noted that it will continue to monitor the Company's compliance with the minimum stockholders' equity and, if at the time of its next periodic report the Company does not comply, the Company may be subject to delisting.

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
Other than the remediation activities described above, there were no changes made in the internal controls over financial reporting for the quarter ended September 30, 2025 that have materially affected our internal control over financial reporting.
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

We have a substantial amount of indebtedness maturing December 31, 2025. We do not anticipate being able to repay such indebtedness by such date.
We have a significant amount of indebtedness. As September 30, 2025, we owed $36.7 million to the lender under our credit agreement, all of which is secured. The loans mature on December 31, 2025. As of September 30, 2025, our cash and cash equivalents were approximately $11.8 million. We do not expect to be in a position to be able to repay the loans by December 31, 2025. While the Company is actively working to refinance its debt, there can be no assurance that these efforts will be successful prior to the maturity date, at which time all amounts under the credit agreement will become due. If the lender forecloses on the loan, it is unlikely that the Company will able to continued as a going concern, and the Company would be insolvent, and common stockholders could lose most or all of their investment.

Our substantial amount of indebtedness could have other important consequences. For example, it could:

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

We have not complied with certain covenants, including minimum liquidity and borrowing     base requirements, under the credit agreement and, if the lender declared an event of default and accelerated the loans, this could cause us to be unable to continue to operate as a going concern.
As of September 30, 2025, we owed $36.7 million to the lender under our credit agreement. As previously disclosed, we have been unable to comply with certain covenants under our credit agreement with the lender. Although, to date, we have been successful in obtaining forbearance agreements with respect to these matters and avoid defaults under the agreement, there can be no assurance that the lender will not declare an event of default and accelerate all of our obligations under the credit agreement in the event that we are unable to get into full compliance with these covenants in the future.
Recently, the Company was not in compliance with the senior leverage ratio financial covenant under its credit agreement at June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025. In addition, the Company was also not in compliance with its borrowing base covenant under the credit agreement at December 31, 2024, January 31, 2025, February 28, 2025, March, 31, 2025, April 30, 2025, May 31, 2025, June 30, 2025, July 31, 2025, August 31, 2025 or September 30, 2025.
On March 24, 2025, the Company entered into an eighth amendment to the credit agreement with the collateral agent and lender to (i) provide the Company with an additional $2.5 million working capital bridge loan in March 2025 and (ii) waive any events of default that may have arisen directly as a result of (1) the financial covenant event of default (as defined in the eighth amendment) for the periods ended December 31, 2024 and March 31, 2025 and (2) the borrowing base defaults described in the eighth amendment for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. The bridge loan, including the related fee, was due and payable in full on August 31, 2025. In conjunction with obtaining the waiver, the Company also was required to comply with the following covenants:

•Initiate recapitalization efforts and/or other financing arrangements with target completion milestones starting on March 21, 2025 through an expected completion of the recapitalization and/or repayment of the debt by June 16, 2025. Not meeting these dates was an event of default under the credit facility. The Company did not meet this requirement.

•Provide budgets to the lender with variances in excess of specified thresholds resulting in an event of default at the discretion of the lender. The Company is also required to meet with a financial advisor, as designated by the lender, if requested.

In addition, the eighth amendment prohibited the Company from paying dividends or distributions to the preferred stockholders and reduced the borrowing base calculations by reducing the value assigned to its intellectual property to $11.2 million.
As noted above, the Company was not in compliance with its financial covenant related to the borrowing base under the credit agreement at March 31, 2025. However, the noncompliance was cured by the payment of approximately $1.3 million under the credit agreement in April and May 2025. The Company applied these payments to the bridge loan and related fee, leaving a balance due on August 29, 2025 of $1.4 million, which the Company paid by the due date.

On August 13, 2025, the Company entered into a forbearance agreement and ninth amendment and waiver to the credit agreement with the collateral agent and lender to waive any events of default that may have arisen directly as a result of (1) the financial covenant event of default (as defined in the ninth amendment) for the period ended June 30, 2025, (2) the borrowing base defaults described in the ninth amendment for the months ended April 30, 2024, May 31, 2025, June 30, 2025, and July 31, 2025, and (3) the failure to comply with the recapitalization requirement set forth in the eighth amendment. Pursuant to the ninth amendment, the Company agreed to increase its quarterly principal payment due on September 30, 2025 from the scheduled $0.7 million to $1.0 million and to change interest payments from being due quarterly to being due monthly beginning in August 2025.
Although prior defaults have been waived or cured as set forth above, the Company’s noncompliance with the borrowing base covenant at August 31, 2025 and September 30, 2025 and the Senior Leverage Ratio at September 30, 2025 remain open, as well as noncompliance with certain non-financial covenants.
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
Because our Class A common stock is listed on the Nasdaq Capital Market, we must meet certain financial and liquidity criteria to maintain such listing. From time to time, the Company has been out of compliance with Nasdaq’s listing standards.
On April 7, 2025, the Company received a letter from Nasdaq notifying the company that it did not satisfy the continued listing requirements under Nasdaq Listing Rule 5550(b), specifically the requirements that listed companies maintain stockholders’ equity of at least $2.5 million. The Company subsequently submitted a compliance plan to Nasdaq and took steps to remedy the noncompliance, which resulted in Nasdaq confirming on October 8, 2025 that the Company was in compliance with the stockholders’ equity rule. Nasdaq however indicated that it will continue to monitor the Company’s compliance with the minimum stockholders’ equity requirements and, if at the time of its next periodic report the Company does not comply, the Company may be subject to delisting.

The Company also previously reported, due to director resignations, noncompliance with Nasdaq Rule 5605(c)(2)(A), which requires, among other things, that audit committees have at least three members, of which at least one member have past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication. The resignations also resulted in the Company not being in compliance with Nasdaq Rule 5605(b)(1), which requires that a majority of the board of directors must be comprised of independent directors as defined in Nasdaq listing standards. The Company was subsequently able to regain compliance with these requirements through election of new directors, as confirmed by Nasdaq on October 8, 2025.

In addition, the Company has previously not been compliant with Nasdaq Listing Rule 5550(a)(2), which requires that listed companies maintain a minimum closing bid price. The Company resolved that issue with a reverse stock split of its authorized, issued and outstanding shares of Class A common stock, at a ratio of 1-for-5 which became effective on February 14, 2025.

While the Company has resolved prior instances of Nasdaq listing noncompliance, and the Company believes, as of the date hereof, that it is in compliance with Nasdaq’s listing standards, the Company’s history of noncompliance could suggest that further incidents of noncompliance could occur in the future. In particular, Nasdaq has informed the Company that it will review this Quarterly Report on Form 10-Q for compliance with the stockholders’ equity standard.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
9.0	Inventory Finance Agreement Amendment, dated November 3, 2025, between Boxlight Corporation and J.J. ASTOR & CO.
10.1	Engagement Letter with SeatonHill Partners (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed July 22, 2025)
10.1	Placement Agency Agreement (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed September 23, 2025)
10.2	Securities Purchase Agreement (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed September 23, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOXLIGHT CORPORATION

November 14, 2025	By:	/s/ Dale Strang
Dale Strang
Chief Executive Officer

November 14, 2025	By:	/s/ Ryan Zeek
Ryan Zeek
Chief Financial Officer (Principal Financial and Accounting Officer)