Form 10-K
period 2025-12-31
Boxlight Corp
filed 2026-04-15
CIK 1624512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,464,550.
The number of shares outstanding of the registrant’s common stock on March 23, 2026 was 3,401,707.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to certain portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of the Stockholders, which will be filed within 120 days of December 31, 2025.

BOXLIGHT CORPORATION

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
Forward-looking statements include statements concerning the following:
•our ability to continue to operate as a going concern;

•our ability to comply with certain covenants, minimum liquidity, and borrowing base requirements under our existing credit agreement, or in the alternative, to continue to obtain forbearances or waivers from the lender thereunder with respect to defaults thereunder, including existing defaults;

•our history of operating losses;

•our ability to raise additional capital;

•our ability to maintain compliance with the Nasdaq Capital Market continued listing requirements and maintain a listing of our Class A common stock on the Nasdaq Capital Market;

•our substantial indebtedness, which matures April 1, 2027;

•changes in the sales of our display products;

•market adoption of our new Symphony product line

•changes in U.S. administrative policy, including the imposition of or increases in tariffs, changes to existing trade agreements, and any resulting changes in international trade relations, such as trade wars;

•unfavorable global economic or political conditions, including fluctuations in interest rates, inflation, declining consumer sentiment, and market uncertainty, and the ongoing and widespread conflicts across multiple regions;

•changes in the spending policies or budget priorities for government funding of schools, colleges, universities, other education providers, or government agencies;

•seasonal fluctuations in our business;

•changes in our working capital requirements and cash flow fluctuations;

•competition in our industry;

•our ability to enhance our products and to develop, introduce, and sell new technologies and products at competitive prices and in a timely manner;

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

•our ability to develop, implement, and maintain an effective system of internal control over financial reporting;

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

•our ability to protect or monetize our intellectual property; and

•those other risks referenced herein.
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements, because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the reports we file with the Securities and

Exchange Commission (the “SEC”). Actual events or results may vary significantly from those implied or projected by the forward-looking statements due to these risk factors. No forward-looking statement is a guarantee of future performance. You should read this Annual Report, the documents that we reference in this Annual Report, and the documentation we have filed as exhibits thereto with the SEC, with the understanding that our actual future results and circumstances may be materially different from what we expect.
Forward-looking statements are made based on management’s beliefs, estimates, and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates, and opinions or other circumstances should change, except as may be required by applicable law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.
Unless the context otherwise requires, the terms “the Company,” “we,” “us,” and “our” in this Annual Report refer to Boxlight Corporation and its consolidated direct and indirect subsidiaries, and the term “Boxlight” refers to Boxlight Inc., a Washington corporation and a wholly owned subsidiary of Boxlight Corporation. The terms “year” and “fiscal year” refer to our fiscal year ending December 31.

PART I
ITEM 1. BUSINESS
We are a technology company that develops, sells, and services interactive solutions predominantly for the global education market, but also for the corporate and government sectors. We are seeking to become a worldwide leading innovator and integrator of interactive products and software solutions, and improve collaboration and effective communication in meeting environments. We currently design, produce, and distribute interactive technologies including our interactive and non-interactive flat-panel displays, LED video walls, media players, classroom audio and campus communication, cameras, and other peripherals for the education market and non-interactive solutions, including flat-panels, LED video walls, and digital signage for the enterprise market. We also distribute science, technology, engineering, and math (or “STEM”) products, including our 3D printing and robotics solutions, and our portable science lab. All products are integrated into our classroom software suite that provides tools for whole class learning, assessment, and collaboration. In addition, we offer professional training services related to our technology to our U.S. educational customers. To date, we have generated the majority of our revenue in the U.S. and internationally from the sale of interactive displays and related software to the educational market. We have sold our solutions into more than 70 countries and into more than 1.5 million classrooms and meeting spaces. We sell our products and software through more than 1,000 global reseller partners. We are confident we offer the most comprehensive and integrated line of interactive display solutions, audio products, peripherals and accessories, software, and professional development for schools and enterprises on the market today. The majority of our products are backed by nearly 40 years of research and development. Our website address is https://boxlight.com. Information available on our website is not a part of, and is not incorporated into, this Annual Report.
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
We pride ourselves in providing industry-leading service and support and have received numerous product awards:
•In 2025, Boxlight was listed as one of the Top 100 EdTech Companies Transforming Education by EdTech Digest.
•In 2024, Boxlight received multiple awards from various industry events and publications. Three of Boxlight’s solutions were recognized as Best of 2023 by Tech & Learning, receiving a total of six awards. TIME, in collaboration with Statista, recognized Boxlight as one of the World’s Top 250 EdTech companies of 2024. Boxlight’s brands were also awarded eight product and innovation awards at the ISTELive 2024 conference for UNITY, Robo E4 and E4 Pro 3D printers, Xploris, Clevertouch Impact Lux, Clevertouch Impact Max, MimioPro 4, MimioWall, and MimioDS Series. In addition, Boxlight won multiple awards within the primary and secondary education categories from Tech & Learning Awards of Excellence: Back to School 2024. Finally, the Clevertouch EDGE interactive display received the Pro AV Best in Market Award within the AV technology category.
•In 2023, Boxlight received multiple awards from various industry events and publications. Boxlight’s Clevertouch brands were awarded three best of show awards at the ISE conference for LYNX Whiteboard, IMPACT Max, and UX Pro 2. At the EdTech awards, Attention!® was named winner of the EDTech Cool Tool Award, and Clevershare was a finalist in the screen mirroring software. At the 5th annual EdTech Breakthrough Awards, Boxlight received Best Technology Solution for Student Safety. Boxlight won 9 Tech and Learning Best for Back to School Awards for its MimioWall, MimioDS, MyBot Recruit, IMPACT Lux, and Teacher Action! Mic., while Clevertouch by Boxlight won Signage Technology of the Year for the CleverLive products.
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
Our Company
Boxlight Corporation was incorporated in Nevada on September 18, 2014 for the purpose of acquiring technology companies that sell interactive products into the education market. As of the date of this Annual Report, we have four subsidiaries, consisting of Boxlight Inc., a Washington State corporation, Sahara Holdings Limited, an England and Wales corporation (“Sahara”), Boxlight Latinoamerica, S.A. DE C.V. (“BLS”), and Boxlight Latinoamerica Servicios, S.A. DE C.V., (“BLA”). Both BLS and BLA are incorporated in Mexico and are currently inactive. Our Sahara Holdings Limited subsidiary has eight directly and indirectly owned subsidiaries located in the United States, the United Kingdom, the Netherlands, Belgium, Sweden, Finland, and Germany, and our subsidiary Boxlight Inc., in turn, has six directly and indirectly owned subsidiaries located in the United States, Australia, Northern Ireland, Canada, and Denmark.
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
On September 24, 2020, we acquired Sahara, a leader in distributed AV products and a manufacturer of multi-award-winning touchscreens and digital signage products, including the globally renowned Clevertouch brand. Headquartered in the United Kingdom, Sahara and its subsidiaries have a strong presence in the Europe, Middle East, and Africa ("EMEA") interactive flat-panel display (IFPD) market selling into education, health, government, military, and corporate sectors.
On April 17, 2020, we acquired MyStemKits Inc. (“MyStemKits”). MyStemKits is in the business of developing, selling, and distributing 3D printable science, technology, engineering and math curriculums incorporating 3D printed project kits for education, and owns the right to manufacture, market and distribute Robo 3D-branded 3D printers and associated hardware for the global education market.
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
On May 9, 2018, we acquired Cohuborate, Ltd., a United Kingdom corporation based in Lancashire, England. Cohuborate produces, sells, and distributes interactive display panels designed to provide new learning and working experiences through high-quality technologies and solutions through in-room and room-to-room multi-device multi-user collaboration.
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

On May 9, 2016, we acquired Genesis Collaboration LLC, a Georgia limited liability company (“Genesis”). Genesis is a value-added reseller of interactive learning technologies, selling into the K-12 education market in Georgia, Alabama, South Carolina, northern Florida, western North Carolina, and eastern Tennessee. Genesis also sells our interactive solutions into the business and government markets in the United States. Effective August 1, 2016, Genesis was merged into our Boxlight Inc. subsidiary.
On April 1, 2016, we acquired Mimio LLC, a Delaware limited liability company (“Mimio”). Mimio designs, produces, and distributes a broad range of Interactive Classroom Technology products primarily targeted at the global K-12 education market. Mimio’s core products include interactive projectors, interactive flat-panel displays, interactive touch projectors, touch boards, and MimioTeach, which can turn any whiteboard interactive within 30 seconds. Mimio’s product line also includes an accessory document camera, a teacher pad for remote control, and an assessment system. Manufacturing is by ODMs and OEMs in Taiwan and Mainland China. Mimio products have been deployed in over 600,000 classrooms and dozens of countries. Mimio’s software is provided in over 30 languages. Effective October 1, 2016, Mimio was merged into our Boxlight Inc. subsidiary.

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
100%
100%
Clevertouch B.V.
(f.k.a. Sahara Presentation Systems B.V.)
a Dutch company
Company No. 76186458
(860538849)
Sedao Limited
an England company
Company No. 05217995
100%
Sahara Presentation Systems Europe BV
(f.k.a. Interactive Concepts BV)
a Belgium company
Reg. No. 0822.607.312
100%
100%
100%
100%
100%
100%
EOSEDU LLC
an Arizona limited liability company
FrontRow Calypso LLC
a Delaware limited liability company
Boxlight Denmark, APS
a Denmark company
Company No. DK-43244701
Boxlight Australia, PTY LTD
a Australia company
Company No. 659677808
Boxlight Canada, Inc.
a Canada company
Company No. 721079200RT0001
Boxlight Group Limited
a Northern Ireland company
Company No. NI048270

Our Markets
We believe that the global interactive technology education industry is undergoing a significant transition, as primary and secondary school districts, colleges and universities, as well as governments, corporations, and individuals around the world are increasingly recognizing the importance of using technology to more effectively educate, communicate, and collaborate. Across the globe, state governments along with local communities, continue to make sustained investments in education.
The K-12 education sector represents one of the largest industry segments. The U.S. sector is comprised of approximately 15,600 public school districts across 50 states and 132,000 public and private elementary and secondary schools, and worldwide classroom counts of 43 million. In addition to its size, the U.S. and certain EMEA K-12 education markets are highly decentralized and are characterized by complex content adoption processes. We believe this market structure underscores the importance of scale and industry relationships and the need for broad, diverse coverage across states, districts, and schools. Even while we believe certain initiatives in the education sector, such as the Common Core

State Standards, a set of shared math and literacy standards benchmarked to international standards, have increased standardization in K-12 education content, we believe significant state standard specific customization still exists, and we believe the need to address customization provides an ongoing need for companies in the sector to maintain relationships with individual state and district policymakers and expertise in state-varying academic standards.
According to a 2025 report by FutureSource Consulting Ltd. (“Futuresource”), the global professional displays market is expected to continue to grow through 2029, driven by demand for LCD-based display technologies, including interactive flat panel displays (“IFPDs”). While the education sector has historically represented the majority of interactive display unit demand and is expected to remain the largest end market, particularly within the K-12 segment, the corporate and government sector continues to represent an important and growing portion of the market. Futuresource reports that the corporate market benefits from a large installed base of meeting and collaboration spaces with relatively low saturation of interactive display technologies. We believe that continued demand across both the education and corporate sectors, together with the highly fragmented nature of the interactive display market, provides the Company with opportunities to increase its market presence and pursue additional market share.
Our Opportunity
Globally it is widely acknowledged that long-term economic growth is closely correlated to investment in education and educational technology, thus sustaining long-term growth in the market, even during periods of economic downturn. We believe ongoing demand for technology-enabled instruction, digital content delivery, assessment tools, and classroom communication solutions supports favorable long-term market opportunities, although spending levels may vary by region, funding cycle, and macro-economic conditions. Further details of our solution and favorable macro-economic analysis are set forth below:
Growth in the K-12 Education Technology Market
Significant resources continue to be directed toward primary and secondary education, including technology-enabled teaching, learning, and administrative solutions. According to a March 2026 “Market Growth Reports” study, the global K-12 education technology market was estimated at approximately $44.3 billion in 2026 and is projected to continue expanding through 2035. The report also notes that North America remains a leading market, reflecting relatively high levels of classroom technology adoption and widespread use of digital learning platforms.
HolonIQ reported in the “Global EdTech Venture Capital Report” that there has been approximately $32 billion in venture capital investment in the education/technology sector in the last decade (approximately 33% within the US) and predicts nearly triple that investment through 2030. Further, the report estimates that the global “expenditure on education and training from governments, parents, individuals and corporates continues to grow to historic levels and is expected to reach USD $10 trillion by 2030.”
Increasing Focus on Accountability and the Quality of Student Education
U.S. K-12 education has come under significant political scrutiny in recent years, with findings that American students rank far behind other global leaders in international tests of literacy, math, and science, with the resulting conclusion that the current state of U.S. education severely impairs the United States’ economic, military, and diplomatic security as well as broader components of America’s global leadership. We believe this scrutiny will cause there to be increased investment in the education sector.
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
New Technologies
The delivery of digital education content is also driving a substantial shift in the education market. In addition to interactive flat-panels, emerging technologies such as artificial intelligence and immersive learning tools are being adapted for educational uses on the Internet, mobile devices, and through cloud-computing, which permits the sharing of digital files and programs among multiple computers or other devices at the same time through a virtual network. “Market Growth Reports” notes growing adoption of cloud-based platforms to support remote and hybrid learning environments, as well as increasing use of AI-powered systems and virtual or augmented reality tools in certain classroom settings. We intend to be a leader in the development and implementation of these additional technologies to create effective digital learning environments.
Growth in the E-learning Market
According to the “Market Growth Reports”, the K-12 Education Technology Spend Market is estimated to be $44.3 billion in 2026 and is projected to reach $325.1 billion by 2035, representing a compound annual growth rate of 24.5% over the forecast period.
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
Our Portfolio of Products
We currently offer products within the following categories:
•Front-of-Class Display (Mimio and Clevertouch brands)
•Digital Signage Displays (Mimio and Clevertouch brands)
•FrontRow Classroom Audio and IP-based school-wide communication systems for bells, paging, intercom, emergency notifications, and alerting
•STEM
•Educational Software & Content (MyClass, Mimio Connect, LYNK Whiteboard, OKTOPUS, MimioStudio)
•Peripherals and Accessories
•Professional Development
The Boxlight portfolio of solutions is designed to create dynamic teaching, learning, and presentation experiences. When integrated, our innovative solutions provide an opportunity for a holistic approach to in-person or virtual learning experiences, meetings, and professional learning, campus-wide communications, emergency alerts, or any situation where presentation, interaction, or engagement occurs. In January 2026, we launched FrontRow Symphony™, an IP-based, campus-wide communication platform that integrates classroom audio with school-wide systems for bells, paging, intercom, and emergency alerting. The launch expands the FrontRow product portfolio beyond classroom audio to address broader campus and district communication needs.
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
Clevershare
Clevershare allows users to share content with any device from either the dongle and the USB-C connection or the Clevershare app. Up to 50 devices can connect with the Clevertouch screen and share content – images, video, and audio with touch-back for two-way control. The presenter has full control over what is shared and can show up to four device screens simultaneously, increasing collaboration and participation within every session.

Unplug’d

Unplug’d enables users to share their screen and connect from any device via the Unplug’d app. The platform supports up to 50 devices connecting to a "Boxlight/Mimio/Clevertouch" screen and share content – images, video, and audio with touch-back for two-way control. Users can not only share their screen to the display but can also mirror the display to student devices. The presenter has full control over what is shared and can show up to 16 device screens simultaneously, increasing collaboration and participation within every session. For those in environments that do not support app installation, Unplug’d supports screen sharing and mirroring via a browser to allow connectivity for all users.
CleverLive Digital Signage
CleverLive is a unique cloud-based cloud management platform (or CMP) for managing all Clevertouch device endpoints, designed to customize the user interface based on device functionality. CleverLive combines simplicity of use with feature rich functionality. The platform comes standard with 200+ editable templates, enabling a mix of multimedia content. Features include built-in presentation creation tools for designing bespoke layouts, wayfinding screens and touch interfaces, scheduling, grouping, instant emergency messaging, and QR code creation and display for an audience interactive experience. Rounding off the unique features is the built-in Cleverstore from which users can download apps for their touch screens.
Clevertouch CM Series Non-Interactive Display
The CM Series non-touch large format professional display for meeting presentations and digital signage is available in six sizes - 43′′, 49′′, 55′′, 65′′, 75′′, and 86′′. This 4K UHD, non-touch meeting room collaboration screen has wireless display connectivity and RS232 control for professional meeting room integration with control systems. The built-in Android system includes the CleverLive app for managing digital signage content of full-screen capacity or can be packaged with a Clevertouch Media Player to enhance digital signage playout multimedia functionality. With a 16/7 display, the CM Series has a built-in scheduler to manage on/off timing of messages, including instant messaging when needed. The CleverLive digital signage feature sets this display apart from screens in the marketplace.
Mimio DS Series Non-Interactive Display
The Mimio DS Series displays are high-definition displays that feature enhanced color calibration, precise picture quality adjustment, flicker-free and anti-glare viewing and are available in six sizes – 43", 55”, 65”, 75”, 86”, and 98”. The Mimio DS series runs on Android 11 with seamless OTA upgrading, includes a quad-core CPU, 4 GB of RAM, and an invisible IR receiver. Connectivity is made easy with multi-functional USB Type-C ports that enable 4K audio and video transmission, network connections, charging external devices, and provide access to external microphone and camera. The displays can be orientated vertically or horizontally and tilted up to 15 degrees for easy viewing from high places. Multiple displays can daisy chain via HDMI ports, up to 3 by 3, and create a larger, unified display through screen splicing. The displays come with CleverLive management and digital signage platform for enhanced control of content on all displays.
Clevertouch Live Rooms
Live Rooms is a room booking solution that simplifies the meeting room booking process. Live Rooms features a 10” tablet that is manufactured with integrated room booking and digital signage software to deliver a powerful product to a busy marketplace. The tablet features red and green LED side lighting for instant availability recognition and is capable of at-the-source and calendar (O365 and ME) room booking with instant updates, to prevent booking overlaps. With analytics that identify users, rooms booked, frequencies, and more, Live Rooms offers a smart room booking solution that, when not in use, can also serve as digital signage and provide instant messages for emergency alerts.
Cleverhub – Empowering Educational Spaces with Seamless Upgrades
The Cleverhub is a standalone device designed to offer educational institutions an easy and effective way to upgrade their existing legacy systems. With schools, universities, and classrooms increasingly relying on modern technology for interactive learning, Cleverhub provides a simple solution to enhance collaboration without the need for a full infrastructure overhaul.
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
Clevertouch PICO MK5
PICO MK 5 is a mid-range media player with 24/7 playout capability, WIFI connectivity, and is designed for multimedia-zoned presentations with text, images, videos, posters, RSS Feeds, social media content, and audio. The PICO MK 5 is designed to be a companion to CleverLive Digital Signage software, offering the expansion of signage on 3rd party display products.
CleverWall
CleverWall is an all-in-one intelligent display solution for enriched interaction in large spaces, lecture halls, meeting rooms, and more. This videowall solution is available in nine sizes – 120", 138”, 150”, 165”, 180”, 199”, 220”, 249”, and 299”, the latter three being ultra-wide options or larger spaces like lecture halls. The large displays with in-built audio system and 178-degree viewing angle create an immersive user experience that is unmatched. Its plug-and-play design – one button on/off and smart remote control – make this LED solution user-friendly. Standard features include built-in Android technology, real-time wireless screen-sharing from up to four devices simultaneously, synchronized annotating from multiple devices, and syncing with CleverLive accounts for messaging (instant and scheduled) to all displays for campus or location-wide communication.
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
Clevertouch Pro Series
Clevertouch Pro Series consists of interactive flat panel displays certified under Google’s Enterprise Devices Licensing Agreement (EDLA) program and designed for use in Google-based educational environments. The displays support integration with Google Workspace, Microsoft 365, and other collaboration tools, enabling interactive instruction, content sharing, and classroom collaboration. The Clevertouch Pro Series began shipping in North America in September 2025 and is intended to support districts seeking standardized, Google-certified interactive display solutions.
Clevertouch IMPACT Lux 2
The Clevertouch IMPACT Lux 2 is an interactive display platform that incorporates updated operating system capabilities, enhanced connectivity options, and improved performance features relative to prior generations. The platform is designed to support interactive instruction and collaboration while providing compatibility with our software ecosystem and third-party educational applications.
Lux Mini
Lux Mini is an accessory designed to extend functionality and provide access to the latest Clevertouch software features for certain interactive display products. The device is intended to support updates to user interface and operating system capabilities for installed displays, enabling continued use of newer software features without full display replacement.
CL Totem
The CL Totem is a freestanding digital signage display designed for deployment in common areas and high-traffic environments within school campuses and other facilities. The display supports visual communications applications such as announcements, wayfinding, and informational messaging, and is intended to extend our digital signage offerings beyond classroom-based installations to broader campus use cases.

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
EzRoom
EzRoom™ is an integrated AV solution designed for larger capital projects such as technology retrofits or new school construction. A highly customizable solution, EzRoom offers wall and ceiling mountable enclosures with pre-installed options customized for a school’s needs, simplifying the installation process for AV integrators (resellers). EzRoom is an “everything but the display” solution, providing sound reinforcement, microphones, speakers, AV control devices, AV wall plates, and networked cameras. The depth and breadth of the solution necessitate a service layer of pre-sale and post-sale support for the channel, supplied by FrontRow architectural/engineering consultant liaisons, providing design support, and the FrontRow Technical Services Group, offering system commissioning and customization. EzRoom can use FrontRow’s SmartIR transmission technology or take advantage of FrontRow’s latest wireless voice technology – ELEVATE – that boasts the benefits of digital RF (Radio Frequency) microphone systems, combined with flexible programmability and ease-of-use features found nowhere else. The ELEVATE teacher microphone can be used as a wearable alert device, notifying administrators of urgent situations in the classroom.
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
FrontRow Live
The FrontRow Live™ is a web-based software service that provides real-time speech-to-text captioning and language translation for classroom instruction. Designed to operate without the need for additional classroom hardware, FrontRow Live converts spoken instruction into live captions and translated text, which may be accessed on compatible devices. The service is intended to support accessibility requirements, multilingual learning environments, and inclusive instruction, and may be deployed independently or in conjunction with our classroom audio systems.
FrontRow Symphony
FrontRow Symphony™ is an IP-based, campus-wide communication and control platform designed to centralize bell scheduling, paging, intercom, classroom audio, and emergency alerting within a single system. Built to operate over a school or district’s existing network infrastructure, FrontRow Symphony enables administrators to manage communications through a browser-based interface that provides centralized configuration, monitoring, and control. The platform is intended to support district-wide standardization of communications, operational efficiency, and campus safety through unified system management.
STEM Category
Through the acquisitions of Modern Robotics, Robo3D, and MyStemKits, Boxlight has added to its portfolio a growing category of STEM (science, technology, engineering, and math) products.
Robo3D
Robo E4 and the Robo E4 Pro are smart, safe, and simple 3D printers that come with access to over 300+ lessons of 3D printable STEM curriculum, replacement materials, and accessories.
MyStemKits
MyStemKits offers hundreds of standards-driven lesson plans, activities, assessments, and design challenges for grades K-12 math and science teachers. High-quality lesson plans are developed and studied by The Florida Center for Research in Science. Technology, Engineering, and Mathematics (FCR-STEM), which is part of one of the nation’s oldest and most productive university-based education research organizations.
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
Notes+ Collaboration and Assessment Application
Notes+ is a software accessory for use with OKTOPUS Software or a PPT plugin that allows students to view and interact with the teacher’s presentation during a live class session. Students can answer questions, annotate, request help, and share content with the main display from nearly any mobile device or laptop. Question types supported include multiple choice, multiple mark, yes/no, true/false, sequencing, numeric, and text response.
GameZones Multi-student Interactive Gaming Software
GameZones allows up to four students to work simultaneously on a touch screen or tablet to complete interactive ‘game style’ activities. The solution is extremely simple and easy to use and includes over 150 educational activities.
MyClass Student Engagement Platform
MyClass is an online student engagement platform that combines innovative lesson building and instructional tools to create an active learning environment. Teachers can create interactive content and assessments from scratch, import existing lessons and content, or draw from 10,000+ premade digital lessons in the lesson library. Built-in tools for collaboration, instant polling, assessment, student monitoring, and management, making teaching and discussion more impactful. Other modes extend usage outside of the classroom, allowing students to complete homework or review daily lessons at their own pace. MyClass also integrates deeply with all the major LMS (Learning Management System). Users can sign in and access assignments through their LMS, use existing rosters, and pass data back to the LMS. MyClass helps teachers and students connect, collaborate, and learn more effectively from anywhere, making it a perfect solution for inside and outside the classroom. A MyClass Classroom license (lifetime) and MyClass Pro license (1 year) accompanies all front-of-classroom Boxlight displays.

LYNX
LYNX Whiteboard is a free-to-use lesson building solution, enabling student collaboration and allowing teachers to bring vibrancy to their lessons with a built-in media search. In addition, LYNX Whiteboard provides searchable images, GIFs, and videos, allowing users to drag content into whiteboard presentations, all in a safe search enabled environment. With the Lynx AI lesson builder, instructors can quickly and easily create lessons and content. With teacher favorites, such as Rainbow Pen and Spotlight included, as well as interactive learning tools, LYNX Whiteboard is packed with features to make lessons flow seamlessly.
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
Clever Peripherals
Our ever-growing suite of Clevertouch products includes a variety of Clever Peripherals such as OPS PC modules, which is a Windows i5 and i7 modular PC, and our sensor module which plugs into the Clevertouch screens and measures temperature, humidity, CO2, and air quality, as well as an NFC.RFID sensor for logging into screens. In addition, we also offer our Clever Connect device that allows users to mirror directly to the screen. These and other Clever Peripherals continue to enhance the user experience of our Clevertouch displays.
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
EOS Education’s unique professional learning experiences are:
•Teacher-centric - We help teachers use the technology they have access to for their specific instructional purposes - we go beyond just point and click.
•Hands-on - Teachers have an opportunity to practice new technical skills during sessions.
•Differentiated - Adjusted to current skills, knowledge, and teachers’ in-classroom practices.
•Job-embedded - Grounded in day-to-day teaching to be relevant, engaging, and practical to implement.
•Student context - Introducing technology tools to students and how to engage them with purpose.
Integration Strategy
We are in the process of centralizing our business management for all acquisitions through an enterprise resource planning (“ERP”) system which offers streamlined subsidiary integration utilizing a multi-currency platform. We have strengthened and refined the process to drive front-line sales forecasting to factory production. Through the ERP system, we have synchronized five separate accounting and customer relationship management systems through a cloud-based interface to improve inter-company information sharing and allow the management of the Company to have immediate access to snapshots of the performance of each of our subsidiaries in a common currency. As we grow, organically or through acquisition, we plan to quickly integrate each subsidiary or division into the Company to allow for clearer and earlier visibility of performance to enable timely and effective business decisions.
Logistics (Suppliers)
Logistics is currently provided in the US by our Duluth, Georgia facility and internationally by the Sahara team in London. Together these teams manage multiple third-party logistics partners throughout the world (3PL’s). These 3PL partners allow Boxlight to provide affordable freight routes and shorter delivery times to our customers by providing on-hand inventory in localized markets. Contract manufacturing for Boxlight products is through original design manufacturer (ODM) and original equipment manufacturer (OEM) partners according to Boxlight’s specific engineering requirements and utilizing IP developed and owned by Boxlight. Boxlight’s factories for ODM and OEM are located in the United States, Taiwan, China, Germany, and Turkey.
Technical Support and Service
The Company currently has its core technical support and service centers located near Atlanta, Georgia, London, England, and Belfast, Northern Ireland. Additionally, the Company’s technical support division is responsible for the repair and management of customer service cases, resulting in more than 60% of the Company’s customer service calls ending in immediate closure of the applicable service case. We accomplish this as a result of the familiarity between our products and having specialized customer service technicians hired internally and with key partners in certain international markets.
Sales and Marketing
Our sales and marketing force consists of 38 account managers in EMEA including a sales director, 26 regional account managers in the U.S. including two Vice Presidents of Sales, three sales heads based in Canada, one in Australia, and one in Latin America. Our marketing team consists of a senior manager of marketing in EMEA, a senior manager of marketing in the U.S., three marketing specialists, an education specialist, and a graphic designer. Our sales force and marketing teams primarily drive sales of all Boxlight products (including our Mimio, Clevertouch, FrontRow and EOS brands) throughout North, Central and South America, Europe, the Middle East, and Asia. In addition, we go to market through an indirect channel distribution model and utilize traditional value-added resellers and support them with training to become knowledgeable about the products we sell. We currently have approximately 1,000 resellers worldwide.
We believe we offer the most comprehensive integrated product portfolio in today’s education technology industry, along with best-in-class service and technical support. Our award-winning, interactive classroom technology and easy-to-use line of classroom hardware and software solutions provide schools and districts with the most complete line of innovative, progressive, integrated classroom technologies available worldwide.
We are also developing our Corporate, Higher Education, and Government solutions and will have separate sales teams in both the U.S. and in other countries focused on these areas. Our expectation is that over time, opportunities in these areas will expand to be as large or potentially larger than our K-12 Education business.
Competition
The interactive education industry is highly competitive and characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of interactive flat-panels and interactive whiteboards. Interactive displays, since the time they were first introduced, have evolved from a high-cost technology that involves multiple components requiring professional installers to a one-piece technology that is available at increasingly reduced-price points and affords simple installations. With lowered technology entry barriers, we face heated competition from other interactive display developers, manufacturers, and distributors. We compete with other developers, manufacturers, and distributors of interactive displays and personal computer technologies, tablets, television screens, and smart phones, such as SMART Technologies, Promethean, ViewSonic, Newline, Samsung, Panasonic, and ClearTouch.
Even with these competitors, the market presents new opportunities in responding to demands to replace outdated and failing interactive displays with more affordable and simpler interactive displays. Our ability to integrate our technologies and remain innovative and develop new technologies desired by our current and potential new contract manufacturing customers will determine our ability to grow our contract manufacturing divisions. In addition, we have begun to see expansion in the market for sales of complementary products that work in conjunction with the interactive technology, including software, audio solutions, data capture, and tablets.

Employees
As of December 31, 2025, we had the following distribution of employees:

Operations	73
Sales & Marketing	65
Administration	17
Total	155
The majority of our employees are full-time employees. None of our employees is represented by labor organizations. We consider our relationship with our employees to be excellent. A majority of our employees have entered into non-disclosure and non-competition agreements with us or our operating subsidiaries.
Credit Agreement
In December 2021, the Company and substantially all of its direct and indirect subsidiaries (the “Loan Parties”) entered into a term loan credit facility, dated December 31, 2021 (the “Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral agent (“Whitehawk” or the “Collateral Agent”). Under the Credit Agreement, the Company received an initial term loan of $58.5 million and a subsequent delayed draw facility of up to $10 million (collectively, the “Term Loans”). The Term Loans are secured by substantially all of the assets of the Company. Portions of the Term Loans were subject to repayment in February 2022, and quarterly principal payments of $625,000 and interest payments commenced on March 31, 2022, with the remaining balance originally scheduled to mature on December 31, 2025.
In conjunction with its receipt of the Initial Loan, the Company issued to the Lender (i) 2,201 shares of Class A common stock (the “Shares”), which Shares were registered pursuant to our existing shelf registration statement and were delivered to the Lender in January 2022, (ii) a warrant to purchase 8,514 shares of Class A common stock (subject to increase to the extent of 3% of any Series B and Series C convertible preferred stock converted into Class A common stock), exercisable at $480.00 per share (the “Warrant”), which Warrant may be subject to repricing on March 31, 2022 based on the arithmetic volume weighted average prices for the 30 trading days prior to March 31, 2022, in the event our stock is then trading below $480.00 per share, (iii) a 3% fee of $1,800,000 and (iv) a $500,000 original issue discount. In addition, the Company agreed to register for resale the shares issuable upon exercise of the Warrant. The Company also incurred agency fees, legal fees, and other costs in connection with the execution of the Credit Agreement. Based on the arithmetic volume weighted average prices of the Company’s Class A common stock for the 30 trading days prior to March 31, 2022, the exercise price of the Warrant was reduced to $285.60 per share and the shares increased to 14,309. On July 22, 2022, the Company entered into a Securities Purchase Agreement with an accredited institutional investor. According to the terms of the Credit Agreement, this purchase agreement triggered a reduction of the exercise price of the Warrants. The Warrants were repriced to $264.00, and shares increased to 15,480.

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

On April 19, 2024, the Company entered into a sixth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Sixth Amendment”). The Sixth Amendment provided the Company with an additional $2 million working capital bridge loan in April 2024, and an additional $3 million working capital bridge loan in June 2024, of which $2 million was advanced to the Company. The Company was required to pay a fee equal to 6% of the aggregate amount of borrowings under the Sixth Amendment (i.e. $4.0 million). Both working capital bridge loans, including the related fee, were paid in full by November 2024 and were not subject to prepayment penalties.

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

On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan and (ii) waive any events of default that may have arisen as a result of the Company’s failure to (A) maintain the required ratio of indebtedness to adjusted EBITDA (defined more specifically as the “Senior Leverage Ratio” in the Credit Agreement) for the periods ended December 31, 2024 and March 31, 2025 and (B) maintain a value of specified assets in excess of certain borrowings (defined more specifically as a “Borrowing Base” in the Credit Agreement) for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. In addition, no payments were required to be made by the Company to pay down the borrowing base defaults for December 2024, January 2025, and February 2025. The Company is required to pay a fee equal to 6% of the working capital bridge loan under the Eighth Amendment. The bridge loan, including the related fee, is due and payable in full on August 31, 2025, and is not subject to prepayment penalties.

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

On December 2, 2025, the Company entered into the tenth amendment to Credit Agreement with the Collateral Agent and Lender (the “Tenth Amendment”), which did not modify the maturity date. The amendment (i) waived failure to maintain the required Senior Leverage Ratio of 1.75:1.00 for the period ended September 30, 2025, and borrowing base non-compliance for the months ending July 31 through November 30, 2025, (ii) waived the application of default interest through December 31, 2025, subject to compliance with the amendment terms, (iii) required a voluntary prepayment of not less than $3.0 million without any prepayment premium, (iv) modified certain interest rate terms, (v) reduced the borrowing base allowance for intellectual property and (vi) required that net cash proceeds from equity issuances be applied to prepay outstanding indebtedness in accordance with the Credit Agreement.

On December 18, 2025, the Company entered into the eleventh amendment to Credit Agreement with the Collateral Agent and Lender (the “Eleventh Amendment”) that (i) extended the maturity date of the loans from December 31, 2025 to April 1, 2027, (ii) suspended scheduled amortization payments through June 30, 2026, (iii) removed the Senior Leverage Ratio covenant and replaced it with a Minimum Consolidated Adjusted EBITDA covenant beginning with the period ended March 31, 2026, (iv) imposed minimum liquidity requirements, (v) modified mandatory prepayment provisions related to equity issuances and certain permitted indebtedness, (vi) added governance-related covenants and (vii) permitted limited borrowing base over-advances subject to monthly limits.

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
Summary Risk Factors
Some of the factors that could materially and adversely affect our business, financial condition, results of operations, and cash flows include, but are not limited to, the following:
•our ability to continue to operate as a going concern;
•our ability to maintain a listing of our Class A common stock on the Nasdaq Capital Market;
•our ability to comply with certain covenants, minimum EBITDA and borrowing base requirements under our existing credit agreement, or in the alternative, to continue to obtain forbearances or waivers from the lender thereunder;
•our indebtedness, a substantial amount of which is bearing interest at a variable rate;

•our history of operating losses;
•our ability to raise additional capital;
•changes in the sales of our display products;
•changes in U.S. administrative policy, including the imposition of or increases in tariffs, changes to existing trade agreements, and any resulting changes in international trade relations, such as trade wars;
•changes in the spending policies or budget priorities for government funding of schools, colleges, universities, other education providers, or government agencies;
•seasonal fluctuations in our business;
•changes in our working capital requirements and cash flow fluctuations;
•competition in our industry;
•our ability to enhance our products and to develop, introduce, and sell new technologies and products at competitive prices and in a timely manner;
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
•unfavorable global economic or political conditions, including the ongoing conflict between Russia and Ukraine, and Israel and Hamas, and broader instability in the Middle East, which may disrupt global freight routes and supply chains;
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
•our ability to anticipate consumer preferences and successfully develop attractive products; and
•our ability to develop, implement, and maintain an effective system of internal control over financial reporting.
Risks Related to Our Business, Operations, and Financial Condition
We have not complied with certain covenants, minimum liquidity, and borrowing base requirements under the Credit Agreement and this could cause us to be unable to continue to operate as a going concern.
As of December 31, 2025, we owed approximately $32.2 million to the lender under our Credit Agreement. During 2024 and 2025, we did not comply with certain financial covenants, minimum liquidity requirements, and borrowing base requirements under the Credit Agreement. Although we have obtained waivers and amendments from the lender with respect to these instances of noncompliance, there can be no assurance that we will be able to maintain compliance with the Credit Agreement in the future or that additional waivers or amendments will be available on acceptable terms or at all.

We were in compliance with the borrowing base requirements under the Credit Agreement for the period ended December 31, 2025. On December 18, 2025, the Company entered into the Eleventh Amendment to the Credit Agreement, which eliminated the Senior Leverage Ratio covenant and replaced it with a Minimum Consolidated Adjusted EBITDA covenant, commencing with the period ending March 31, 2026.

These conditions, together with our historical operating losses and liquidity constraints, raise substantial doubt about our ability to continue as a going concern for a period of one year following the issuance of these financial statements.

Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows from operations, obtain additional waivers or other relief under the Credit Agreement for any future covenant or borrowing base noncompliance, or refinance our indebtedness with the existing lender or a new lender. If the lender were to refuse to grant future waivers or declare an event of default, the lender could accelerate the maturity of our obligations under the Credit Agreement.

In the event of an acceleration, we would be required to refinance our indebtedness or obtain additional capital, which we may not be able to do on acceptable terms, on a timely basis, or at all. Our ability to refinance existing debt or raise additional capital is dependent on market conditions and other factors beyond our control.

If we were required to pursue refinancing or capital raising in response to an imminent or declared default, we could be forced to do so on an expedited basis, which could further limit available options and adversely affect the terms of any such transaction. If we are unable to successfully execute one or more of the foregoing plans, our business, financial condition, and results of operations could be materially adversely affected, and we may be required to significantly curtail or cease operations.

In view of these matters, continuation as a going concern is dependent upon our ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-compliance with the Senior Leverage Ratio, borrowing base requirements, or any other covenants or requirements under the Credit Agreement, or refinance our Credit Agreement with a different lender. Furthermore, in the event the Lender refuses to grant waivers to avoid a future default, the Lender might accelerate our obligations under the Credit Agreement. In order to satisfy such obligations, we would similarly have to refinance our obligations or seek additional capital, which we might not be able to do on acceptable terms or on a timely basis, or at all. Our ability to refinance our existing debt is based upon credit markets and economic forces that are outside of our control. There can be no assurance that we will be successful in refinancing our debt or raising additional capital, whether on acceptable terms, or on a timely basis, or at all. Furthermore, if we were attempting to refinance our obligations or raise capital in response to an imminent or declared acceleration and default, we might have to do so on an expedited basis, which might further jeopardize our ability to successfully refinance or obtain capital. In the event we fail in any of the efforts described in the preceding sentences, our business may materially suffer or even cease operations.

Additionally, as we have previously disclosed, there is substantial doubt about our ability to continue as a going concern.
We have a substantial amount of indebtedness bearing interest at a variable rate, which may adversely affect our cash flow and our ability to operate our business.
We have a significant amount of indebtedness. As of December 31, 2025, we have approximately $32 million of indebtedness outstanding, all of which is secured. Our substantial amount of indebtedness could have important consequences. For example, it could:
•increase our vulnerability to adverse economic, industry, or competitive developments;
•result in an event of default if we fail to satisfy our obligations with respect to our Credit Agreement or which event of default could result in all of our debt becoming immediately due and payable and could permit our lenders to foreclose on our assets securing such debt;
•require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use cash flow to fund our operations, capital expenditures, and future business opportunities;
•limit our ability to service our indebtedness; or
•limit our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, or general corporate purposes.
The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, or prospects.
In addition, borrowings under the Credit Agreement bear interest at variable rates. If these rates were to increase significantly, the risk related to our substantial indebtedness would intensify. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection for this risk.

Our ability to raise additional capital may be limited by various factors, including doubts as to our ability to continue as a going concern, our substantial indebtedness, the terms of our preferred stock, and warrants and potentially limited availability of shares of Class A common stock under our charter.
In order to continue to operate our business, we expect to need to raise additional capital, whether to refinance our outstanding indebtedness or to fund working capital needs.

Our ability to raise additional capital is based upon equity and credit markets and economic forces that are outside of our control. Because of doubts about our ability to continue as a going concern, our substantial indebtedness, there can be no assurance that we will be successful in refinancing our debt or raising additional capital, whether on acceptable terms, or at all. Furthermore, if we were attempting to refinance our obligations or raise capital in response to an imminent or declared acceleration and default on our indebtedness, we might have to do so on an expedited basis, which might further jeopardize our ability to successfully refinance or obtain capital.
Certain terms of the warrant we issued to the lender under our credit agreement may discourage potential equity investors. The warrant was originally issued to the lender in partial consideration for entering into the credit agreement on December 31, 2021. The warrant was originally exercisable for 8,514 shares of Class A common stock at $480.00 per share. Pursuant to the terms of the warrant, based on the Class A common stock price on March 31, 2022, the exercise price per share and shares issuable under the warrant were adjusted to $285.60 and 14,309, respectively. Furthermore, under the terms of the warrant, certain subsequent equity issuances at a price per share less than then-effective exercise price per share under the warrant trigger additional adjustments of the exercise price and shares subject to exercise. Pursuant to such adjustments features, an equity issuance in 2022 caused the exercise price per share and shares issuable under the warrant to adjust to $264.00 and 15,480, respectively. Following our equity issuance in February 2025, the exercise price per share and shares issuable under the warrant were adjusted to $116.34 and 35,121, respectively. In September 2025, we entered into a Securities Purchase Agreement with certain institutional accredited investors, and the exercise price per share and shares issuable under the warrant were adjusted to $90.66 and 45,077 shares, respectively. In October 2025, all outstanding shares of the Series B and Series C convertible preferred stock were converted into shares of the Class A common stock. The exercise price per share was adjusted to $87.48 per share, and the number of shares issuable upon exercise increased to 46,704 shares. Future equity issuances at a price per share less than $116.34 that are not exempt from the adjustment feature would trigger further adjustments. These features may discourage future equity investors, thus potentially further hampering our capital raising efforts.

In addition, following a private placement offering in February 2025, which included the issuance of 1,323,000 common warrant shares, the number of authorized but unissued shares of Class A common stock remaining under our articles of incorporation would not be sufficient to issue shares should all of the common warrants be exercised. On February 20, 2025, the Company filed with the Secretary of State of the State of Nevada amendments to increase the number of authorized shares of Class A common stock to at least 25,000,000 shares.

In an effort to maintain the listing of the Company’s Class A common stock on the Nasdaq Capital Market, during 2025, the Company effected two reverse stock splits of its Class A common stock. On February 14, 2025, the Company effected a 1-for-5 reverse stock split of its authorized, issued and outstanding shares of Class A common stock. Subsequently, on December 22, 2025, the Company effected an additional 1-for-6 reverse stock split of its issued and outstanding shares of Class A common stock pursuant to a Certificate of Change filed with the Secretary of State of the State of Nevada on December 16, 2025. As a result of these reverse stock splits and the resulting reduction in the number of authorized but unissued shares of Class A common stock, the Company’s ability to raise additional capital through the issuance of Class A common stock or securities convertible into or exercisable for Class A common stock has been significantly constrained.
In the event we are unable to raise capital in the future in sufficient amounts, on a timely basis or on acceptable terms, our business may materially suffer or even cease operations.
We have incurred net losses, our revenues have been declining, and our future profitability is not certain.
For the fiscal years ended December 31, 2025 and 2024, we incurred net losses attributable to common stockholders of $25.1 million and $29.6 million, respectively. Our total revenues declined 19.6% from $135.9 million for the fiscal year ended December 31, 2024 to $109.2 million for the fiscal year ended December 31, 2025. Our operating results for future periods are subject to numerous uncertainties and we cannot be certain that we will be profitable or that we will not experience further substantial losses in the future. If we are not able to increase revenue and reduce our costs or otherwise improve our margins, we may not be able to achieve profitability in future periods and our business, financial condition, results of operations, and cash flows may be adversely affected.

Unfavorable global economic or political conditions, including the ongoing and widespread conflicts, may adversely affect our business, financial condition, or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. Increased or new restrictions on international trade, such as tariffs, can adversely affect the Company’s operations and supply chain and limit the Company’s ability to offer and sell its products and services to customers. The U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflicts across multiple regions.

It is not possible to predict the broader or longer-term consequences of these conflicts, which could include further sanctions, embargoes, regional instability, energy shortages, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geopolitical instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from these new challenges. We may also be the subject of increased cyber-attacks. While currently the countries involved in these conflicts do not constitute a portion of our business, a significant escalation or expansion of economic disruption or the conflicts’ current scope could have a material adverse effect on our results of operations.
In addition, the risk of cybersecurity incidents has increased in connection with the ongoing war, driven by justifications such as retaliation for the sanctions imposed in conjunction with the war, or in response to certain companies’ continued operations in certain regions. It is possible that these attacks could have collateral effects on additional critical infrastructure and financial institutions globally, which could adversely affect our operations and could increase the frequency and severity of cyber-based attacks against our information technology systems. While we have taken actions to mitigate such potential risks, the proliferation of malware from the war into systems unrelated to the war or cyberattacks against U.S. companies in retaliation for U.S. sanctions against certain regions or U.S. support of certain regions could also adversely affect our operations.
We insure ourselves against many types of risks; however, while this insurance may mitigate certain of the risks associated with general market disruptions, including the risk related to the banking system and the ongoing war across the globe, our level of insurance may not cover all losses we could incur. The potential effects of these conditions could have a material adverse effect on our business, results of operations and financial condition.
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
Our business may be adversely affected by instability, disruption or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters or changing weather conditions, including famine, food, fire, earthquake, storm, hurricane, epidemic, pandemic events or other health crises. Such events may cause customers to suspend their decisions on using our products and services, make it impossible to attend or sponsor trade shows or other conferences in which our products and services are presented to customers and potential customers, cause restrictions, postponements and cancellations of events that attract large crowds and public gatherings such as trade shows at which we have historically presented our products, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with purchases of goods or services, commitments to develop new products. These events also pose significant risks to our personnel and to physical facilities, transportation, and operations, which could materially adversely affect our financial results.

With any such future events or circumstances, there may be a risk related to modification of the traditional classroom setting, similar to what occurred during 2020 to 2021 during the COVID-19 pandemic, when many classrooms were all virtual, that may result in reduced demand for our classroom solutions, including reduced demand for our interactive displays due to extended or indefinite distance and digital learning.
There is also a risk of reduced borrowing with our factoring and purchase order financing facilities, as well as the risk of inability to raise additional capital.
We generate a substantial portion of our revenue from the sale of our display products, and any significant reduction in sales of these products would materially harm our business.
For the year ended December 31, 2025, we generated approximately 71% of our revenues from sales of our interactive display products, consisting of interactive flat-panels and whiteboards. A decrease in demand for our interactive displays would significantly reduce our revenue. If any of our competitors introduces attractive alternatives to our interactive displays, we could experience a significant decrease in sales as customers migrate to those alternative products.

Changes in U.S. administrative policy, including the imposition of or increases in tariffs, changes to existing trade agreements, and any resulting changes in international trade relations, such as trade wars, may have a material adverse impact on our business, results of operations, or financial condition.

In January 2025, the global tariff landscape began to quickly change with the U.S. implementing new and/or increased tariffs on various foreign countries, either generally or with respect to certain products. Certain foreign countries have, and may continue to, change their tariff policies in response to changes in the U.S. tariff policy. Sales outside the US represented 50% of our revenues for the year ended December 31, 2025. In addition, we acquire certain products from OEMs that are manufactured in countries that may be subject to new or increased tariffs, including China. In addition, tariffs could increase the costs of components for those products that we sell and have the potential to disrupt existing supply chains. An increase in the costs of the goods that we sell could make them less affordable for customers, which would negatively impact customer demand and have a material adverse impact on our business, results of operations, or financial condition. It is uncertain whether our OEMs in those countries will pass through increased costs to us, which would result in a negative impact on our business, results of operations, or financial conditions. It is impossible to predict with any certainty the effects that any new tariffs may ultimately have on our industry or our financial condition.
Our business is subject to seasonal fluctuations, which may cause our operating results to fluctuate from quarter-to-quarter and adversely affect our working capital and liquidity throughout the year.
Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, driven largely by the purchasing cycles of the educational market. Traditionally, the bulk of expenditures by school districts occurs in the second and third calendar quarters after receipt of budget allocations. We expect quarterly fluctuations in our revenues and operating results to continue. These fluctuations could result in volatility and adversely affect our cash flow. As our business grows, these seasonal fluctuations may become more pronounced. As a result, we believe that sequential quarterly comparisons of our financial results may not provide an accurate assessment of our financial position.
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

If we are unable to manage fluctuations in cash flow, our business, operating results and financial condition may be materially adversely affected. For example, we may be unable to make the required interest payments on our indebtedness.
We operate in a highly competitive industry.
We are engaged in the interactive education industry. We face substantial competition from developers, manufacturers, and distributors of interactive learning products and solutions, including interactive flat-panel displays, interactive whiteboards, micro-computer data logging products, and any new product we may offer in the future. The industry is highly competitive and characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of interactive flat-panel displays, interactive whiteboards, micro-computer-based logging technologies, and combinations of them. We face increased competition from companies with strong positions in certain markets we serve, and in new markets and regions we may enter. These companies manufacture and/or distribute new, disruptive, or substitute products that compete for the pool of available funds that previously could have been spent on interactive displays and associated products.
Many of these competitors have, and our potential competitors may have, significantly greater financial and other resources than we do and have spent, and may continue to spend, significant amounts of resources to try to enter or expand their presence in the market. In addition, low-cost competitors have appeared in China and other countries. We may not be able to compete effectively against these current and future competitors. Increased competition or other competitive pressures have and may continue to result in price reductions, reduced margins, or loss of market share, any of which could have a material adverse effect on our business, financial condition, or results of operations.
Some of our customers are required to purchase equipment by soliciting proposals from several sources and, in some cases, are required to purchase from the lowest bidder. While we attempt to price our products competitively, based upon the relative features they offer, our competitors’ prices and other factors, we are often not the lowest bidder and, in such cases, may lose sales.
Competitors may be able to respond to new or emerging technologies and changes in customer requirements more effectively and faster than we can or devote greater resources to the development, promotion, and sale of products than we can. Current and potential competitors may establish cooperative relationships among themselves or with third parties, including through mergers or acquisitions, to increase the ability of their products to address the needs of customers. If these interactive display competitors or other substitute or alternative technology competitors acquire significantly increased market share, it could have a material adverse effect on our business, financial condition, or results of operations.
If we are unable to continually enhance our products and to develop, introduce, and sell new technologies and products at competitive prices and in a timely manner, our business will be harmed.
The market for interactive learning and collaboration solutions is still emerging and evolving. It is characterized by rapid technological change and frequent new product introductions, many of which may compete with, be considered as alternatives to or replace our interactive displays. For example, significant sales of tablet computers by competitors to school districts in the U.S., whose technology budgets could otherwise have been used to purchase interactive displays, continue to increase. Accordingly, our future success will depend upon our ability to enhance our products and to develop, introduce, and sell new technologies and products offering enhanced performance and functionality at competitive prices and in a timely manner.
The development of new technologies and products involves time, substantial costs, and risks. Our ability to successfully develop new technologies will depend in large measure on our ability to maintain a technically skilled research and development staff and to adapt to technological changes and advances in the industry. The success of new product introductions depends on a number of factors, including timely and successful product development, market acceptance, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of components in appropriate quantities and costs to meet anticipated demand, the risk that new products may have quality or other defects and our ability to manage distribution and production issues related to new product introductions. If we are unsuccessful in selling the new products that we develop and introduce, or any future products that we may develop, we may carry obsolete inventory and have reduced available working capital for the development of other new technologies and products.

If we are unable, for any reason, to enhance, develop, introduce, and sell new products in a timely manner, or at all, in response to changing market conditions or customer requirements or otherwise, our business will be harmed.
We may not be successful in our strategy to increase sales in the business and government markets.
The majority of our revenue has been derived from sales to the education market. Our business strategy contemplates expanding our sales in both the education market as well as the business and government training sectors. However, to date, there has been limited adoption of interactive displays and collaboration solutions in the business and government markets, and these solutions may fail to achieve wide acceptance in this market. Successful expansion into the business and government markets will require us to augment and develop new distribution and reseller relationships, and we may not be successful in developing those relationships. In addition, widespread acceptance of our interactive solutions may not occur due to a lack of familiarity with how our products work, the perception that our products are difficult to use and a lack of appreciation of the contribution they can make in the business and government markets. In addition, the Boxlight brands are less recognized in these markets as compared to the education market. A key part of our strategy to grow in the business and government market is to develop strategic alliances with companies in the unified communications and collaboration sector, and there can be no assurance that these alliances will help us to successfully grow our sales in this market.
Furthermore, our ability to successfully grow in the business and government market depends upon revenue and cash flows derived from sales to the education market. As the education market represents a significant portion of our revenue and cash flow, we utilize cash from sales in the education market for our operating expenses. If we cannot continue to augment and develop new distributor and reseller relationships, market our brand, develop strategic alliances, and innovate new technologies, we may not be successful in our strategy to grow in the business and government market.
As a result of market saturation, our future sales of interactive displays in developed markets may slow or decrease.
As a result of the high levels of penetration in developed markets, the education market for interactive displays in the U.S., U.K., and Australia may have reached saturation levels. Future sales growth in those markets and other developed markets with similar penetration levels may, as a result, be difficult to achieve, and our sales of interactive displays may decline in those countries. If we are unable to replace the revenue and earnings, we have historically derived from sales of interactive displays to the education market in these developed markets, whether through sales of additional products, sales in other underserved markets, such as Africa, Latin America, and Asia, sales in the business and government market or otherwise, our business, financial condition and results of operations may be materially adversely affected.
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

In addition, we will face lengthy and unpredictable sales cycles in foreign markets, particularly in countries with centralized decision-making. In these countries, particularly in connection with significant technology product purchases, we have experienced recurrent requests for proposals, significant delays in the decision-making process and, in some cases, indefinite deferrals of purchases or cancellations of requests for proposals. If we are unable to overcome these challenges, the growth of our sales in these markets would be adversely affected, and we may incur unrecovered marketing costs, impairing our profitability.
Our suppliers may not always be able to supply components or products to us on a timely basis and on favorable terms, and as a result, our dependency on third-party suppliers has adversely affected our revenue and may continue to do so.
We do not manufacture any of the products we sell and distribute and, therefore, rely on our suppliers for all products and components and depend on obtaining adequate supplies of quality components on a timely basis with favorable terms. Some of those components, as well as certain complete products that we sell, are provided to us by only one key supplier or contract manufacturer. We are subject to disruptions in our operations if our sole or limited supply contract manufacturers decrease or stop production of components and products, or if such suppliers and contract manufacturers do not produce components and products of sufficient quantity. Alternative sources for our components are not always available. Many of our products and components are manufactured overseas, so they have long lead times, and events such as local disruptions, natural disasters, or political conflict may cause unexpected interruptions to the supply of our products or components. In addition, we do not have written supply agreements with our suppliers. Although we are endeavoring to enter into written agreements with certain of our suppliers, we cannot assure that our efforts will be successful. Furthermore, the Company may experience materially adverse impacts on its supply chain in the event of sanctions or shipping embargoes caused by any conflict, war, or pandemics.
We rely on highly skilled personnel, and if we are unable to attract, retain, or motivate qualified personnel, we may not be able to operate our business effectively.
Our success depends in large part on the continued employment of senior management and key personnel who can effectively operate our business, as well as our ability to attract and retain skilled employees. Competition for highly skilled management, technical, research and development, and other employees is intense in the high-technology industry, and we may not be able to attract or retain highly qualified personnel in the future. In making employment decisions, particularly in the high-technology industry, job candidates often consider the value of the equity awards they would receive in connection with their employment. Our long-term incentive programs may not be attractive enough or perform sufficiently to attract or retain qualified personnel.
If any of our employees leaves us, and we fail to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced professionals on acceptable terms, our business, financial condition, and results of operations could be adversely affected.
Our success also depends on our having highly trained financial, technical, recruiting, sales, and marketing personnel. We will need to continue to hire additional personnel as our business grows. A shortage in the number of people with these skills or our failure to attract them to our Company could impede our ability to increase revenues from our existing products and services, ensure full compliance with federal and state regulations, or launch new product offerings would have an adverse effect on our business and financial results.
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
Substantially all our sales are made through resellers and distributors. Industry and economic conditions have the potential to weaken the financial position of our resellers and distributors. Such resellers and distributors may no longer sell our products, or may reduce efforts to sell our products, which could materially adversely affect our business, financial condition, and results of operations. Furthermore, if our resellers and distributors’ abilities to repay their credit obligations were to deteriorate and result in the write-down or write-off of such receivables, it would negatively affect our operating results and, if significant, could materially adversely affect our business, financial condition, and results of operations.
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
•the extent to which our resellers and distributors offer and promote competitive products; and
•the quality of installation, training, and other support services offered by our resellers and distributors.
In addition, if some of our competitors offer their products to resellers and distributors on more favorable terms or have more products available to meet their needs, there may be pressure on us to reduce the price of our products, or those resellers and distributors may stop carrying our products or de-emphasize the sale of our products in favor of the products of these competitors. If we do not maintain and continue to build relationships with resellers and distributors, our business will be harmed.
If our electronic data is compromised, our business could be significantly harmed.
We and our business partners maintain significant amounts of data electronically in locations around the world. This data relates to all aspects of our business, including current and future products under development, as well as certain customer, consumer, supplier, partner, and employee data. We maintain systems and processes designed to protect this data, but notwithstanding such protective measures, there is a risk of intrusion, cyber-attacks, or tampering that could compromise the integrity and privacy of this data. In addition, we provide confidential and proprietary information to our third-party business partners in certain cases where doing so is necessary to conduct our business. While we obtain assurances from those parties that they have systems and processes in place to protect such data, and where applicable, that they will take steps to assure the protection of such data by third parties, nonetheless those partners may also be subject to data intrusion or otherwise compromise the protection of such data. Any compromise of the confidential data of our customers, consumers, suppliers, partners, employees or ourselves, or failure to prevent or mitigate the loss of or damage to this data through breach of our information technology systems or other means could substantially disrupt our operations, harm our customers, consumers, employees and other business partners, damage our reputation, violate applicable laws and regulations, subject us to potentially significant costs and liabilities and result in a loss of business that could be material.
A failure to keep pace with developments in technology could impair our operations or competitive position.
Our business continues to demand the use of sophisticated systems and technology. These systems and technologies must be refined, updated, and replaced with more advanced systems on a regular basis in order for us to meet our customers’ demands and expectations. If we are unable to do so on a timely basis or within reasonable cost parameters, or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new system or technology, such as fuel abatement technologies, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

An information security incident, including a cybersecurity breach, could have a negative impact to the Company’s business or reputation.
To meet business objectives, the Company relies on both internal information technology (IT) systems and networks, and those of third parties and their vendors, to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data that may be subject to legal protection. The extensive information security and cybersecurity threats, which affect companies globally, pose a risk to the security and availability of these IT systems and networks, and the confidentiality, integrity, and availability of the Company’s sensitive data. The Company continually assesses these threats and makes investments to increase internal protection, detection, and response capabilities, as well as ensure the Company’s third-party providers have the required capabilities and controls to address these risks. To date, the Company has not experienced any material impact on the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted. This impact could result in reputational, competitive, operational, or other business harm as well as financial costs and regulatory action.
Risks Related to Our Industry and Regulations
Decreases in, or stagnation of, spending or changes in the spending policies or budget priorities for government funding of schools, colleges, universities, other education providers, or government agencies may have a material adverse effect on our revenue.
Our customers include primary and secondary schools, colleges, universities, other education providers and, to a lesser extent, government agencies, each of which depends heavily on government funding. Epidemics, pandemics, and other health crises, such as the COVID-19 pandemic, can result in economic recession that could cause a substantial disruption in, decrease or stagnation of, spending and budget priorities for government funding of schools, colleges, universities, and other education providers and government agencies. The economy had only recently experienced a similar disruption from the worldwide recession of 2008 and subsequent sovereign debt and global financial crisis, which resulted in substantial declines in the revenues and fiscal capacity of many national, federal, state, provincial, and local governments. If our products are not a high priority expenditure for such institutions, or if such institutions allocate expenditures to substitute alternative technologies, we could lose revenue.
Any additional decrease in, stagnation of or adverse change in national, federal, state, provincial, or local funding for primary and secondary schools, colleges, universities, or other education providers or for government agencies that use our products could cause our current and prospective customers to further reduce their purchases of our products, which could cause us to lose additional revenue. In addition, a specific reduction in governmental funding support for products such as ours could also cause us to lose revenue.
If our products fail to comply with consumer product or environmental laws, it could materially affect our financial performance.
Because we sell products used by children in classrooms and because our products are subject to environmental regulations in some jurisdictions in which we conduct business and sell our products, we are and will be required to comply with a variety of product safety, product testing and environmental regulations, including compliance with applicable laws and standards with respect to lead content and other child safety and environmental issues. If our products do not meet applicable safety or regulatory standards, we could experience lost sales, diverted resources, and increased costs, which could have a material adverse effect on our financial condition and results of operations. Events that give rise to actual, potential, or perceived product safety or environmental concerns could expose us to government enforcement action or private litigation and result in product recalls and other liabilities. In addition, negative consumer perceptions regarding the safety of our products could cause negative publicity and harm our reputation.
Risks Related to our Foreign Operations
We are subject to risks inherently related to our foreign operations.
Sales outside the US represented 50% of our revenues for the year ended December 31, 2025. We have committed, and may continue to commit, significant resources to our international operations and sales and marketing activities.

Our significant foreign operations subject us to several risks related to these international business activities that may increase costs, lengthen sales cycles, and require significant management attention. International operations carry certain risks and associated costs, such as the complexities and expense of administering a business abroad, complications in compliance with, and unexpected changes in regulatory requirements, foreign laws, international import and export legislation, trading and investment policies, exchange controls, tariffs and other trade barriers, difficulties in collecting accounts receivable, potential adverse tax consequences, uncertainties of laws, difficulties in protecting, maintaining or enforcing intellectual property rights, difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs, and other factors, depending upon the country involved. Moreover, local laws and customs in many countries differ significantly and compliance with the laws of multiple jurisdictions can be complex, difficult, and costly. We cannot ensure that risks inherent in our foreign operations will not have a material adverse effect on our business.
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
Our extensive foreign operations and sales are subject to far reaching and complex export control laws and regulations in the United States and elsewhere. Violations of those laws and regulations could have material negative consequences for us, including large fines, criminal sanctions, prohibitions on participating in certain transactions, and government contracts, sanctions on other companies if they continue to do business with us and adverse publicity.
We will be exposed to fluctuations in foreign currencies that may materially adversely affect our results of operations.
Our reporting currency is the U.S. dollar. Sahara consolidates results using the British pound (with principal functional currencies in British pound, Euro, and U.S. dollar) and Boxlight Latin America uses the Mexican Peso as functional currency to report revenue and expenses. As a result, we will be exposed to foreign exchange rate fluctuations when we translate the financial statements of our group companies into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translation of any of the group companies’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we may have certain monetary assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. To the extent the U.S. dollar strengthens or weakens against certain foreign currencies then the translation of foreign currency denominated transactions will result in a change to reported revenue, operating expenses, and net income for subsidiary operations. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited, and we may not be able to successfully hedge our exchange rate risks fully.
We monitor our foreign exchange exposures, and these activities mitigate, but do not eliminate, our exposure to exchange rate fluctuations. As a result, exchange rate fluctuations may materially adversely affect our operating results in future periods.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and results of operations.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates, and uncertainty about economic stability. Any such volatility and disruptions may have adverse consequences on us or the third parties upon whom we rely.
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
Our commercial success depends to a significant degree upon our ability to develop new or improved technologies and products, and to obtain patents or other intellectual property rights or statutory protection for these technologies and products in the United States and other countries. We will seek to patent concepts, components, processes, designs, and methods, and other inventions and technologies that we consider have commercial value or that will likely give us a technological advantage. Boxlight owns rights in patents and patent applications for technologies relating to interactive displays and other complementary products in the United States and other countries such as Germany, Mexico, Israel, Japan, Taiwan, and China. Despite devoting resources to the research and development of proprietary technology, we may not be able to develop technology that is patentable or protectable. Patents may not be issued in connection with pending patent applications, and claims allowed may not be sufficient to allow them to use the inventions that they create exclusively. Furthermore, any patents issued could be challenged, re-examined, held invalid or unenforceable or circumvented and may not provide sufficient protection or a competitive advantage. In addition, despite efforts to protect and maintain patents, competitors and other third parties may be able to design around their patents or develop products similar to our products that are not within the scope of their patents. Finally, patents provide certain statutory protection only for a limited period of time that varies depending on the jurisdiction and type of patent. The statutory protection term of certain of our material patents may expire soon and, thereafter, the underlying technology of such patents can be used by any third-party including competitors.
Prosecution and protection of the rights sought in patent applications and patents can be costly and uncertain, often involve complex legal and factual issues, and consume significant time and resources. In addition, the breadth of claims allowed in our patents, their enforceability, and our ability to protect and maintain them cannot be predicted with any certainty. The laws of certain countries may not protect intellectual property rights to the same extent as the laws of the United States. Even if our patents are held to be valid and enforceable in a certain jurisdiction, any legal proceedings that we may initiate against third parties to enforce such patents will likely be expensive, take significant time, and divert management’s attention from other business matters. We cannot assure that any of the issued patents or pending patent applications will provide any protectable, maintainable or enforceable rights or competitive advantages to us.
In addition to patents, we will rely on a combination of copyrights, trademarks, trade secrets and other related laws and confidentiality procedures and contractual provisions to protect, maintain and enforce our proprietary technology and intellectual property rights in the United States, the United Kingdom, Mexico, Australia, Malaysia, Canada, Turkey Sweden, Finland, Germany, Holland, and China. However, our ability to protect our brands by registering certain trademarks may be limited. In addition, while we will generally enter into confidentiality and nondisclosure agreements with our employees, consultants, contract manufacturers, distributors, and resellers and with others to attempt to limit access to and distribution of our proprietary and confidential information, it is possible that:
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
•we cannot assure that we will be successful in protecting, maintaining, or enforcing our intellectual property rights. If we are unsuccessful in protecting, maintaining, or enforcing our intellectual property rights, then our business, operating results, and financial condition could be materially adversely affected, which could:
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
The markets in which we will compete are characterized by the existence of many patents and trade secrets and also by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Also, third parties may make infringement claims against us that relate to technology developed and owned by one of our suppliers for which our suppliers may or may not indemnify us. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations and determining the extent of such obligations could require additional litigation. Claims of intellectual property infringement against us or our suppliers might require us to redesign our products, enter into costly settlements or license agreements, pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling our products or services. If we cannot or do not license the infringed intellectual property on reasonable terms or at all, or substitute similar intellectual property from another source, our revenue and operating results could be adversely impacted. Additionally, our customers and distributors may not purchase our offerings if they are concerned that they may infringe third-party intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation, and cause us to incur significant expenses. The occurrence of any of these events may have a material adverse effect on our business, financial condition, and operating results.
If we are unable to anticipate consumer preferences and successfully develop attractive products, we might not be able to maintain or increase our revenue or achieve profitability.
Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing demands and preferences of customers in a timely manner. If we are unable to introduce new products or technologies in a timely manner or our new products or technologies are not accepted by our customers, our competitors may introduce more attractive products, which would adversely impact our competitive position. Failure to respond in a timely manner to changing consumer preferences could lead to, among other things, lower revenues and excess inventory positions of outdated products.
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

On April 7, 2025, the Company received a letter from Nasdaq notifying the Company that it did not satisfy the continued listing requirements under Nasdaq Listing Rule 5550(b), specifically the requirements that listed companies maintain stockholders’ equity of at least $2.5 million. The Company subsequently submitted a compliance plan to Nasdaq and took steps to remedy the noncompliance, which resulted in Nasdaq confirming on October 8, 2025, that the Company was in compliance with the stockholders’ equity rule. Nasdaq, however indicated that it will continue to monitor the Company’s compliance with the minimum stockholders’ equity requirements and, if at the time of its next periodic report the Company does not comply, the Company may be subject to delisting.

The Company also previously reported, due to director resignations, noncompliance with Nasdaq Rule 5605(c)(2)(A), which requires, among other things, that audit committees have at least three members, of which at least one member have past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication. The resignations also resulted in the Company not being in compliance with Nasdaq Rule 5605(b)(1), which requires that a majority of the board of directors must be comprised of independent directors as defined in Nasdaq listing standards. The Company was subsequently able to regain compliance with these requirements through the election of new directors, as confirmed by Nasdaq on October 8, 2025.

In addition, the Company has previously not been compliant with Nasdaq Listing Rule 5550(a)(2), which requires that listed companies maintain a minimum closing bid price. The Company resolved that issue with a reverse stock split of its authorized, issued, and outstanding shares of Class A common stock, at a ratio of 1-for-5 which became effective on February 14, 2025. Subsequently, on December 22, 2025, the Company effected another reverse stock split of its authorized, issued, and outstanding shares of Class A common stock, at a ratio of 1-for-6, in order to increase the per-share trading price of its Class A common stock.

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

The development and marketing of new products and the expansion of distribution channels require a significant commitment of resources. From time to time, we may seek additional equity or debt financing to finance working capital requirements, continue our expansion, develop new products, or make acquisitions or other investments. Most recently, on February 19, 2025, we sold, in a private placement, an aggregate of (i) 43,333 shares of Class A common stock, (ii) prefunded warrants to purchase up to an aggregate of 177,167 shares of Class A common stock, and (iii) warrants to purchase up to an aggregate of 220,500 shares of Class A common stock. In addition, if our business plans change, general economic, financial, or political conditions in our industry change, or other circumstances arise that have a material effect on our cash flow, the anticipated cash needs of our business, as well as our conclusions as to the adequacy of our available sources of capital, could change significantly. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital. If additional funds are raised through the issuance of equity shares, preferred shares, or debt securities, the terms of such securities could impose restrictions on our operations and would reduce the percentage ownership of our existing stockholders. If financing is not available on satisfactory terms, or at all, we may be unable to expand our business or to develop new business at the rate desired and our results of operations may suffer.

In addition, we may from time to time raise capital through an “at the market” equity offering program (“ATM Program”), under which shares of our Class A common stock may be sold into the public market through designated sales agents. Sales under an ATM Program, if any, may occur from time to time depending on market conditions and our capital needs. Any sales of shares of our Class A common stock pursuant to an ATM Program could increase the number of shares of our Class A common stock outstanding and may result in dilution to our existing stockholders. Moreover, the availability of shares for sale under an ATM Program, or the perception that such sales may occur, could adversely affect the market price of our Class A common stock.

The market price of our Class A common stock may continue to be volatile, which could cause the value of our common stock to fluctuate and possibly decline significantly.
The market price of our Class A common stock may be highly volatile and subject to wide fluctuations. In 2025, the price of our Class A common stock declined from $12.00 on January 2, 2025 to $1.91 per share on December 30, 2025. As of March 26, 2026, our Class A common stock closed at $1.28 per share. In addition, our financial performance, government regulatory action, the imposition of tariffs or trade wars, tax laws, and market conditions in general, and conflicts between Ukraine and Russia, and Israel and Hamas, and their resulting impact on the economy at large, could have a significant impact on the future market price of our Class A common stock. Some of the factors that could negatively affect our share price or result in fluctuations in the price of our common stock include:
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry;
•the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;
•changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our Class A common stock or the stock of other companies in our industry;
•the failure of analysts to cover our Class A common stock;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•announcements by us, our competitors, or our vendors of significant contracts, acquisitions, joint marketing relationships, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidance, interpretations, or principles;
•announcements by third parties or governmental entities of significant claims or proceedings against us;
•new laws and governmental regulations, or other regulatory developments, applicable to our industry;
•changes in U.S. administrative policy, including the imposition of or increases in tariffs, changes to existing trade agreements, and any resulting changes in international trade relations, such as trade wars;
•changes in general conditions in the United States and global economies or financial markets, including both social and economic conditions resulting from any epidemics, pandemics, or other health crises, and conflicts between Ukraine and Russia, and Israel and Hamas, war, incidents of terrorism, natural disasters, changing weather conditions, or responses to such events;
•continued decreases in government spending levels on education;
•changes in key personnel;
•sales of our common stock by us, members of our management team, or our stockholders;
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
Our Articles of Incorporation, Bylaws, and Nevada law may have anti-takeover effects.
Our Articles of Incorporation authorize the issuance of common stock and preferred stock. Each share of Class A common stock entitles the holder to one vote on all matters to be voted upon by stockholders, and the Class B common stock has no vote, except as required by law. In addition, the Board has the authority to issue additional shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The ability of our Board to issue additional shares of preferred stock could make it more difficult for a third party to acquire a majority of our voting stock. Other provisions of our Bylaws also may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could have an adverse effect on the market price of our Class A common stock.
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

On July 22, 2022, we sold, in a registered direct offering, an aggregate of: (i) 29,167 shares of Class A common stock, (ii) prefunded warrants to purchase up to an aggregate of 1,471 shares of Class A common stock, and (iii) common warrants to purchase up to an aggregate of 30,637 shares of Class A common stock. In addition, following our reverse stock split at a ratio of 1-for-5, on February 19, 2025, we sold, in a private placement, an aggregate of (i) 43,333 shares of Class A common stock, (ii) prefunded warrants to purchase up to an aggregate of 177,167 shares of Class A common stock, and (iii) common warrants to purchase up to an aggregate of 220,500 shares of Class A common stock. Certain provisions of our outstanding prefunded warrants and outstanding common warrants could make it more difficult or expensive for a third party to acquire us. Certain of our outstanding warrants provide that, in the event of certain transactions constituting “fundamental transactions” (defined in the warrant forms, but including transactions such as mergers in which the company is not the surviving entity and transactions in which more than 50% of the Company’s voting power is acquired), holders of such warrants will have the right to receive from us or a successor entity upon exercise of the warrant the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of our Class A common stock in the fundamental transaction.

Additionally, in the event of a fundamental transaction, holders of our privately placed common warrants may instead opt to require us or our successor to purchase the unexercised portion of the common warrants at their “Black Scholes Value” (as described in the common warrant).

These fundamental transaction provisions could prevent or deter a third party from acquiring us, even where the acquisition could be beneficial to the holders of our Class A common stock.
We have no intention of declaring dividends in the foreseeable future.
The decision to pay cash dividends on our Class A common stock rests with our Board and will depend on our earnings, unencumbered cash, capital requirements, and financial condition. We do not anticipate declaring any dividends in the foreseeable future, as we intend to use any excess cash to fund our operations. Investors in our Class A common stock should not expect to receive dividend income on their investment, and investors will be dependent on the appreciation of our Class A common stock to earn a return on their investment.

If securities or industry analysts do not publish research or reports about us, or if they adversely change their recommendations regarding our Class A common stock, then our stock price and trading volume could decline.
The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts publish about us, our industry, and our market. If no analyst elects to cover us and publish research or reports about us, the market for our Class A common stock could be severely limited and our stock price could be adversely affected. In addition, if one or more analysts ceases coverage of us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If one or more analysts who elect to cover us adversely change their recommendations regarding our Class A common stock, our stock price could decline.
We may be exposed to risks relating to evaluations of controls required by the Sarbanes-Oxley Act of 2002.
Pursuant to the Sarbanes-Oxley Act of 2002, our management is required to report on the effectiveness of our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.
If we fail to develop, implement, and maintain an effective system of internal control over financial reporting, the accuracy and timing of our financial reporting in future periods may be adversely affected.
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
Unstable market and economic conditions and potential disruptions in the credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows, and financial condition.
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
In addition, the global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure, interest rate changes, and uncertainty about economic stability. More recently, the closures of Silicon Valley Bank, Signature Bank, and First Republic Bank and their placement into receivership with the Federal Deposit Insurance Corporation (FDIC) created bank-specific and broader financial institution liquidity risk and concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment, or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers, and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
As a regular part of our ordinary business operations, we collect and store data, including information necessary for our operations, information from our customers, employees, and our business partners. We recognize these networks and systems may be subject to increasing and continually evolving cybersecurity risks. Our Board is responsible for overseeing risk management. Our Board understands the critical nature of managing risks associated with cybersecurity threats, and, accordingly, cybersecurity is an integral part of the Company’s overall risk management program. The Board’s Audit Committee has primary responsibility for overseeing cybersecurity and privacy risks. Our risk management process is designed to identify, prioritize, and monitor risks that could affect our ability to execute our corporate strategy and fulfill our business objectives and to appropriately mitigate such risks.
As part of our risk management processes, we are developing risk assessments to identify the probability, immediacy, and potential magnitude of information security risks. Our internal experts, which are overseen by the Chief Operating Officer, regularly conduct audits and tests of our information systems, and our cybersecurity program is periodically assisted by established, independent third-party consultants, who provide assistance through tabletop and other preparedness exercises. These partnerships enable us to leverage specialized knowledge and insights, seeking to continue to improve upon our cybersecurity strategies and processes. Additionally, we review regular publications on cyber awareness and conduct ongoing simulated phishing exercises. We use the findings from these and other processes to improve our information security practices, procedures, and technologies.

Based upon the information that we have as of the end of the year covered by this report, we do not believe that we have experienced any material cybersecurity incidents to date. However, the risks from cybersecurity threats and incidents continue to increase, and any one or more future cyber-attacks could materially adversely impact the Company, including a loss of trust among our customers, departures of key employees, general diminishment of our global reputation and financial losses from remediation actions, loss of business, or potential litigation or regulatory liability. Further, evolving market dynamics are increasingly driving heightened cybersecurity protections and mandating cybersecurity standards for our products, and we may incur additional costs to address these increased risks and to comply with such demands.
ITEM 2. PROPERTIES
Our corporate headquarters is located at 2750 Premiere Parkway, Duluth, Georgia, 30097, in an office space of approximately 12,000 square feet, for which we pay approximately $25,000 per month as rent pursuant to a rental agreement that expires on August 31, 2027. Our corporate headquarters house our administrative offices. The Company leases warehouse space in Lawrenceville, Georgia, for approximately $15,000 per month. This warehouse space rental agreement will expire on April 30, 2028.
Our secondary corporate office is located at 1690 Corporate Circle, Petaluma, California, 94954, in an office space of approximately 23,000 square feet, for which we pay approximately $26,000 per month as rent pursuant to a rental agreement that expires on September 30, 2026. Our Chief Executive Officer and our Executive Vice President and General Manager of the Americas were based at this location.
We also maintain offices in Dartford, Leeds, Livingston, and Belfast in the United Kingdom for sales, marketing, technical support, and service staff. In addition, we also maintain sales, marketing, and technical support offices in Apeldoorn, Netherlands, Anzegem, Belgium, Helsinki, Finland, Oskarshamn Kalmar, Sweden, and Düsseldorf, Germany.
On August 9, 2023, the Company signed a lease agreement for 15 years for approximately 32,000 feet of space for its new Sahara headquarters in the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are party to litigation matters occurring in the ordinary course of our business. As of the date of this Annual Report, however, there are no material pending or threatened legal or governmental proceedings relating to our Company to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.
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
Holders
As of March 20, 2026, we had 379 holders of record of our Class A common stock and 3,401,707 shares of Class A common stock issued and outstanding.
Common Stock

Following the Company’s 1-for-5 reverse stock split effected in February 2025 and the 1-for-6 reverse stock split effected in December 2025, the Company’s authorized capital stock consisted of 4,166,667 shares of Class A voting common stock, par value $0.0001 per share, and 50,000,000 shares of Class B non-voting common stock, par value $0.0001 per share. Class A and Class B common stock have identical rights, preferences, and privileges, except that each share of Class A common stock is entitled to one vote per share, while Class B common stock has no voting rights. Upon any public or private sale or other disposition by a holder of Class B common stock, such shares automatically convert into shares of Class A common stock on a one-for-one basis. As of December 31, 2025 and December 31, 2024, the Company had 1,370,010 and 328,436 shares of Class A common stock issued and outstanding, respectively. No shares of Class B common stock were issued or outstanding at December 31, 2025 and December 31, 2024.

Amendments to Certificates of Designation

On February 20, 2025, the Company filed with the Secretary of State of the State of Nevada (i) an Amendment to the Certificate of Designation of its Series B Preferred Stock (the “Series B Amendment”) and (ii) an Amendment to the Certificate of Designation of its Series C Preferred Stock (the “Series C Amendment” and, together with the Series B Amendment, the “Amendments”). Each Amendment was approved by the holders of a majority of the outstanding shares of Series B Preferred Stock or Series C Preferred Stock, as applicable, in accordance with the applicable Certificate of Designation. Pursuant to the Amendments, neither the Series B Preferred Stock nor the Series C Preferred Stock shall be convertible into Class A Common Stock until the earlier of (1) the effectiveness of an amendment to the articles of incorporation of the Company increasing the number of shares of authorized Class A Common Stock to at least 25,000,000 shares (subject to adjustments as set forth therein) and (2) August 19, 2025. Effective October 1, 2025, all outstanding shares of the Company’s Series C preferred stock were converted into shares of Class A common stock and the terms of the Series B preferred stock were amended. See Note 12 to the consolidated financial statements.

Reverse Stock Split
On February 12, 2025, the Company filed a Certificate of Change with the Nevada Secretary of State to effect a 1-for-5 reverse stock split of its Class A common stock, which became effective on February 14, 2025. The reverse split was approved by the Company’s Board of Directors in accordance with Nevada Revised Statutes Section 78.207 and did not require stockholder approval. Immediately following the reverse stock split, the Company was authorized to issue 3,750,000 shares of Class A common stock, par value $0.0001 per share. The reverse stock split did not affect the number of authorized shares of Class B non-voting common stock or preferred stock.

On December 16, 2025, the Company filed a Certificate of Change with the Nevada Secretary of State to effect a 1-for-6 reverse stock split of its Class A common stock, which became effective on December 22, 2025. The reverse split was approved by the Company’s Board of Directors in accordance with Nevada Revised Statutes Section 78.207 and did not require stockholder approval. Immediately following the reverse stock split, the Company was authorized to issue

4,166,667 shares of Class A common stock, par value $0.0001 per share. The reverse stock split did not affect the number of authorized shares of Class B non-voting common stock or preferred stock.
Dividends
We have never paid cash dividends on our Class A common stock. Holders of our Class A common stock are entitled to receive dividends, if any, declared and paid from time to time by the Board out of funds legally available. At present, we intend to retain any earnings for the operation and expansion of our business and do not anticipate paying cash dividends on our Class A common stock in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, our financial condition, and other factors that our board of directors may consider.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Incentive Plans
The Company has issued grants under two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which a total of 26,627 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 20,833 shares of the Company’s Class A common stock have been approved for issuance. Upon approval of the 2021 Plan in June 2021, any shares remaining for issuance under the 2014 Plan were cancelled, and all future grants were issued under the 2021 Plan. The 2021 Plan allows for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights, or otherwise, to the Company’s officers, directors, employees, and consultants. As of December 31, 2025, a total of approximately 9,066 shares remained available for issuance under the 2021 Plan.
The following table provides information as of December 31, 2025, about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,097	$176.4	9,066
Equity compensation plans not approved by security holders (1)	149,298	$67.3	-
Total	150,395		9,066
__________________________________________
(1)Includes warrants issued to Armistice Capital, Whitehawk, Ryan Legudi, and a third-party investor.
February 2025 Private Placement

On February 19, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) with certain institutional accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement priced at-the-market under the rules of The Nasdaq Stock Market (the “2025 Private Placement”), an aggregate of (i) 43,333 shares (the “2025 Shares”) of the Company’s Class A common stock, (ii) prefunded warrants (the “2025 Prefunded Warrants”) to purchase up to an aggregate of 177,167 shares of Class A Common Stock (the “2025 Prefunded Warrant Shares”), and (iii) warrants (the “2025 Common Warrants” and, together with the 2025 Prefunded Warrants, the “2025 Warrants”) to purchase up to an aggregate of 220,500 shares of Class A Common Stock (the “2025 Common Warrant Shares” and, together with the 2025 prefunded warrant shares, the “2025 Warrant Shares”). The purchase price of each 2025 share and accompanying 2025 common warrant was $12.78, and the purchase price of each 2025 prefunded warrant and accompanying 2025 common warrant was $12.78. The 2025 Private Placement closed on February 21, 2025, and the Company issued the 2025 shares and executed and delivered the 2025 warrants. The gross proceeds from the 2025 Private Placement were approximately $2.8 million, before deducting placement agent fees and other private placement expenses. Each 2025 prefunded warrant has an initial exercise price of $0.0006 per share (subject to adjustments as set forth therein), is immediately exercisable upon issuance and will expire when exercised in full. Each 2025 common warrant has an initial exercise price of $12.78 per share (subject to adjustments as set forth therein), is exercisable six months following the date of issuance and will expire five and a half years from the date of issuance. Pursuant to the Purchase Agreement, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the Securities Exchange Commission (“SEC”) on April 7, 2025 to register the resale of the 2025 Shares and the 2025 prefunded warrant shares. The Registration Statement was declared effective by the SEC on April 24, 2025.

Through December 31, 2025, the holders exercised all of the prefunded warrants. In addition, two of the holders of the 2025 common warrants exercised a total of 147,000 warrants with a total exercise price of $1.9 million.
Use of Proceeds
During the fiscal year ended December 31, 2025, the Company utilized the net proceeds from its Private Placement primarily to support general business operations and make principal payments to our Lender. These expenditures were directed toward the execution of our core commercial strategy, including the funding of working capital requirements, the expansion of our sales and marketing initiatives, and the continued investment in research and development activities.

Additionally, a portion of the proceeds was allocated to general corporate purposes, such as the enhancement of our internal infrastructure, payment of operating expenses, and the maintenance of our liquidity position. As of the date of this filing, there have been no material changes to our planned use of proceeds as previously described in the Prospectus filed with the Securities and Exchange Commission on the check date for February 2025.

Pursuant to the Eleventh Amendment to the Credit Agreement with Whitehawk Finance LLC, as lender, and Whitehawk Capital Partners LP, as collateral agent (the “Eleventh Amendment”), 50% of the net proceeds from certain future equity financings or other capital raising transactions must be applied to repay amounts outstanding under the Company’s term loan facility.
Issuer Purchases of Equity Securities
None.
September 2025 Registered Direct Offering

On September 23, 2025, the Company entered into a placement agency agreement with a placement agent and a securities purchase agreement with certain purchasers, pursuant to which the Company issued and sold, in a registered direct offering, an aggregate of 222,222 shares of the Company’s Class A common stock at a price of $18.00 per share. The offering closed on September 24, 2025. The gross proceeds to the Company were approximately $4.0 million, before deducting the Placement Agent’s fees and other offering expenses payable by the Company.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
At-the-Market Offering (“ATM Program”)

On October 16, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with Alliance Global Partners (the “Agent”), to sell an aggregate of $4,800,000 of shares of its Class A Common Stock, par value $0.0001 per share (the “Shares”), through an “at the market offering” program (“ATM Program”), under which the Agent will act as sales agent or principal. The sales, if any, of the Shares made under the Sales Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended.

During the year ended December 31, 2025, the Company sold 417,956 shares of its Class A Common Stock under the ATM Program for gross proceeds of approximately $1.06 million. The Company paid the sales agent commissions of 3.0% of the gross proceeds, totaling approximately $0.03 million. In addition, the Company incurred professional and other offering expenses of approximately $0.37 million related to the ATM Program. After deducting commissions and offering expenses, the Company received net proceeds of approximately $0.66 million.

Additional information regarding the Company’s ATM Program is included in Note 12 – Stockholders’ Equity to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Warrants
The Company had equity warrants outstanding of 149,298 and 46,200 as of December 31, 2025, and December 31, 2024, respectively.
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
Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.
Overview
We are a technology company that develops, sells, and services interactive solutions predominantly for the global education market, but also for the corporate and government sectors. We are seeking to become a worldwide leading innovator and integrator of interactive products and software solutions and improve collaboration and effective communication in meeting environments. We currently design, produce, and distribute interactive technologies including our interactive and non-interactive flat-panel displays, LED video walls, media players, classroom audio and campus communication, cameras, and other peripherals for the education market and non-interactive solutions including flat-panels, LED video walls, and digital signage. We also distribute STEM products, including our 3D printing and robotics solutions, and our portable science lab. All products are integrated into our classroom software suite that provides tools for whole class learning, assessment, and collaboration. In addition, we offer professional training services related to our technology to our U.S. educational customers. To date, we have generated the majority of our revenue in the U.S. and internationally from the sale of interactive displays and related software to the educational market. We have sold our solutions into over 70 countries and into over 1.5 million classrooms and meeting spaces. We sell our products and software through more than 1,000 global reseller partners. We believe we offer the most comprehensive and integrated line of interactive display solutions, audio products, peripherals and accessories, software, and professional development for schools and enterprises on the market today. The majority of our products are backed by nearly 30 years of research and development.
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
The Company’s installation, training, and professional development services include third-party products and services and are generally sold separately from the Company’s products.
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
We outsource some of our warehouse operations and order fulfillment, and we purchase products from related entities and third parties. Our product costs vary directly with volume and are based on the costs of underlying product components as well as the prices we negotiate with our contract manufacturers. Shipping costs fluctuate with volume as well as with the method of shipping chosen in order to meet customer demand. As a global company with suppliers centered in Asia and customers located worldwide, we have used, and may in the future use, air shipping to deliver our products directly to our customers. Air shipping is more costly than sea or ground shipping or other delivery options and it is rarely used as a result. The Company did not experience material delays in shipping during 2025 or 2024 that materially negatively impacted our revenues.
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
General and administrative. General and administrative expense consists of personnel-related costs, which include salaries, commissions, and stock-based compensation, as well as the costs of professional services, such as accounting and legal, facilities, information technology, and other administrative expenses. General and administrative expense may fluctuate as a percentage of revenue, notably in the second and third quarters of our fiscal year when we have historically experienced our highest levels of revenue.
Depreciation and amortization. Depreciation and amortization expense consists of depreciation of our property and equipment and amortization of our intangible assets.
Research and development. Research and development expense consists primarily of personnel-related costs, prototype and sample costs, design costs, and global product certifications, mostly for wireless certifications.
Other income (expense), net
Other (expense) income, net, primarily consists of interest expense associated with our debt financing arrangements, certain impacts of changes in foreign exchange rates, and the effects of changes in the fair value of derivative liabilities and changes in the fair value of warrants.
Income tax expense
We are subject to income taxes in the United States, Canada, the United Kingdom, Mexico, Sweden, Finland, Holland, Australia, Denmark, and Germany, where we do business. The United Kingdom, Mexico, Sweden, Finland, Holland, Germany, Australia, Canada, and Denmark have a statutory tax rate different from that in the United States. Additionally, certain of our international earnings are also taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expenses. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.
Operating Results
For the years ended December 31, 2025, and 2024
Revenues. Total revenues for the year ended December 31, 2025 were $109.2 million as compared to $135.9 million for the year ended December 31, 2024, resulting in a 19.6% decrease. The decrease in revenues was due to lower sales volume across all markets, primarily resulting from lower global demand for interactive flat panel displays as well as competitive industry pricing.
Cost of Revenues. Cost of revenues for the year ended December 31, 2025 was $75.6 million as compared to $89.0 million for the year ended December 31, 2024, resulting in a 15.0% decrease. The decrease in cost of revenues was attributable to the decrease in units sold, offset by increases in tariffs expense.
Gross Profit. Gross profit for the year ended December 31, 2025 was $33.6 million as compared to $46.9 million for the year ended December 31, 2024. Gross profit margin declined to 30.8% for the year ended December 31, 2025 compared to 34.5% for the year ended December 31, 2024, primarily related to changes in the product mix, increases in pricing pressure within the industry, and the impact of a $1.5 million increase in tariffs on the cost of our products compared to the prior year.
General and Administrative Expense. General and administrative expense for the year ended December 31, 2025 was $35.5 million and 32.5% of revenue, as compared to $41.8 million and 30.7% of revenue for the year ended December 31, 2024. The decrease was primarily related to a decrease in personnel-related expenses of approximately $4.2 million, a reduction in sales and marketing expenses of approximately $1.3 million, and a decrease in professional fees of approximately $0.6 million.
Depreciation and Amortization Expenses. Depreciation and amortization expenses for the year ended December 31, 2025 were $10.3 million, representing 9.4% of revenue as compared to $20.5 million representing 15.1% of revenue for the year ended December 31, 2024. The decrease in depreciation and amortization expenses for the year ended December 31, 2025 was primarily related to the $12.3 million accelerated amortization expense in the year ended December 31, 2024.
Research and Development Expense. Research and development expense was $4.3 million or 3.9% of revenue for the year ended December 31, 2025, as compared to $4.1 million or 3.0% of revenue for the year ended December 31, 2024. Research and development expense primarily consists of costs associated with the development of proprietary technology. The increase was attributable to the allocation of certain general and administrative expenses to new and ongoing research and development projects.
Other Expense, net. Other expense for the year ended December 31, 2025 was $8.4 million as compared to $10.8 million for the year ended December 31, 2024. Other expense consists primarily of interest expense on our term loan.
Net Loss. Net loss attributable to common shareholders was $25.1 million and $29.6 million for the years ended December 31, 2025, and 2024, respectively, after deducting fixed dividends to Series B preferred shareholders of $1.3 million in each year.
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
The following table contains reconciliations of net losses to EBITDA and adjusted EBITDA for the periods presented.

Reconciliation of net loss for the years ended
December 31, 2025 and 2024 to EBITDA and Adjusted EBITDA

(in thousands)	2025	2024
Net loss	$(23,810)	$(28,335)
Depreciation and amortization	10,280	20,529
Interest expense	10,032	10,252
Income tax (benefit)	(920)	(1,909)
EBITDA	$(4,418)	$537
Stock compensation expense	468	1,389
Change in fair value of derivative liabilities	4	(205)
Change in fair value of related party derivative liabilities	211	—
Change in fair value of common warrants	(1,394)	—
Loss on warrant issuance	578	—
Purchase accounting impact of fair valuing inventory	—	225
Purchase accounting impact of fair valuing deferred revenue	219	939
Severance charges	806	1,383
Adjusted EBITDA	$(3,526)	$4,268
Discussion of the Effect of Seasonality on Financial Condition
Certain accounts on our balance sheets are subject to seasonal fluctuations. As our business and revenues grow, we expect these seasonal trends to be reduced. The bulk of our products are shipped to our educational customers prior to the beginning of the school year, usually in July, August, or September. To prepare for the upcoming school year, we generally build up inventories during the second quarter of the year. Therefore, inventories tend to be at the highest levels at that point in time. In the first quarter of the year, inventories tend to decline significantly as products are delivered to customers and we do not need the same inventory levels during the first quarter. Accounts receivable balances tend to be at the highest levels in the third quarter, in which we record the highest level of sales.
We have been very proactive, and will continue to be proactive, in obtaining contracts during the fourth and first quarters of each year in order to help offset the seasonality of our business.
Liquidity and Capital Resources

Credit Agreement Amendments and Covenant Relief
As of December 31, 2025, we had cash and cash equivalents of $9.4 million, a working capital balance of $26.6 million, and a current ratio of 1.62. At December 31, 2024, we had $8.0 million of cash and cash equivalents, a working capital balance of $1.3 million, and a current ratio of 1.02.

For the years ended December 31, 2025 and 2024, we had net cash used in operating activities of $3.3 million and $0.4 million, respectively. Cash used in operating activities increased year over year as a result of a change in working capital management. We had net cash used in investing activities of $0.1 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively. Cash used in investing activities is primarily related to purchases of property and equipment. For the years ended December 31, 2025 and 2024, we had net cash provided by financing activities of $3.4 million and net cash used in financing activities of $7.1 million, respectively. Cash provided by financing activities for the year ended December 31, 2025 was primarily related to net proceeds from the issuance of common stock and prefunded warrants of $9.0 million and proceeds from the issuance of short-term debt of $2.5 million, partially offset by $8.1 million in principal payments. Cash used in financing activities for the year ended December 31, 2024 was primarily related to principal payments on debt of $9.9 million and $1.3 million in payments of fixed dividends to our Series B preferred shareholders, partially offset by $4.0 million proceeds from short-term debt.

Our liquidity needs are funded by operating cash flow and available cash. Our cash requirements consist primarily of day-to-day operating expenses, capital expenditures, and contractual obligations with respect to facility leases. We lease all of our office facilities. We expect to make future payments on existing leases from cash generated from operations. We have limited credit available from our major vendors and are required to prepay a percentage of our inventory purchases, which further constrains our cash liquidity. In addition, our industry is seasonal with many sales to educational customers occurring during the second and third quarters when schools make budget appropriations and classes are not in session, limiting disruptions related to product installation. This seasonality makes our needs for cash vary significantly from quarter to quarter.
As of December 31, 2025, the Company had approximately $32.2 million of indebtedness outstanding under its Credit Agreement with Whitehawk Capital Partners, LP, as Collateral Agent, and Whitehawk Finance LLC, as Lender.
During the fiscal year ended December 31, 2025, the Company entered into the Eighth, Ninth, Tenth, and Eleventh Amendments to the Credit Agreement (collectively, the “2025 Amendments”) to address prior instances of non-compliance with certain financial covenants and to restructure key terms of the facility. In particular, the Company had not maintained compliance with the Senior Leverage Ratio and borrowing base covenants at various measurement dates during 2025. The Lender waived each of these events of default in connection with the respective amendments.
Most significantly, on December 18, 2025, the Company entered into the Eleventh Amendment. The Eleventh Amendment extended the final maturity date of the loans from December 31, 2025, to April 1, 2027, suspended mandatory quarterly amortization payments through June 30, 2026, and replaced the Senior Leverage Ratio financial covenant with a Minimum Consolidated Adjusted EBITDA covenant commencing with the quarter ending March 31, 2026. The Company is also required to maintain qualified cash of at least $1.5 million The Company is also required to meet Borrowing Base covenants with allowed over advances of for the month ending December 31, 2025, $4,000,000; for the month ending January 31, 2026, $4,500,000; for the month ending February 28, 2026, $5,500,000 and (from and after the month ending March 31, 2026 (and each Fiscal Month thereafter), $4,000,000 (the “Permitted Over Advance”). The Eleventh Amendment includes revised mandatory prepayment provisions requiring 50% (or 100% if in default) of net cash proceeds from equity offerings and certain debt to be applied to loan prepayments, with up to $5.0 million allocable for working capital and general corporate purposes.
Capital Raise
In September 2025, the Company completed a registered direct offering of 222,222 shares of Class A common stock at $18.00 per share, generating approximately $4.0 million in gross proceeds. Net proceeds were used for working capital and debt reduction pursuant to the Company’s agreement with its senior lender. This offering was conducted through the Company’s effective shelf registration statement on Form S-3.
In December 2025 and until exhaustion of the “at the market” equity offering program (“ATM Program”) in January 2026 the Company has shown the ability to raise capital to fund operations. Past success is not indicative of future results and the Company has evaluated the going concern consideration as such.
Tariff Environment
On February 20, 2026, the Supreme Court of the United States ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs, effectively invalidating IEEPA-based tariffs that had been in effect since February 2025. The Company’s diversified supply chain and global revenue base have historically provided a degree of insulation from direct tariff impacts. The elimination of these tariffs is expected to reduce input cost pressures and improve the purchasing environment for the Company’s education and government customers, and may result in refund recoveries for IEEPA tariffs previously paid by the Company or its suppliers during the applicable period. The tariff environment is in a state of flux and the Company is actively pursuing refund recovery activities as further clarity is provided by the Court of International Trade and the US Customs and Border Protection releases the process for recovery.
Going Concern Assessment
The Company has evaluated conditions and events, in the aggregate, that may raise doubt about its ability to continue as a going concern within one year after the date these financial statements are issued, in accordance with ASC 205-40.

The Company acknowledges that it has a history of operating losses, has incurred recurring negative cash flows from operations, and has required multiple amendments and waivers under its Credit Agreement due to non-compliance with financial covenants in prior periods. The Company acknowledges it is a reasonable concern that compliance will be maintained at all future measurement dates.
Management believes that the following factors provide potential upside to help alleviate cash restrictions over the next year:
•The extension of the Credit Agreement maturity to April 1, 2027, pursuant to the Eleventh Amendment, eliminates the near-term risk of debt maturity acceleration and provides the Company with an extended runway within which to execute its operational and any recapitalization, if necessary, plans;
•The replacement of the Senior Leverage Ratio covenant with the Minimum Consolidated Adjusted EBITDA covenant establishes a financial compliance framework that management believes is more achievable based on the Company’s current and projected operating performance;
•The suspension of mandatory quarterly amortization payments through June 30, 2026, provides near-term cash flow relief;
•The September 2025 capital raise of approximately $4.0 million in gross proceeds demonstrated continued access to the equity capital markets and provided additional liquidity;
•The invalidation of IEEPA tariffs by the Supreme Court in February 2026 reduces supply chain cost pressures seen during 2025 and provides for a non-insignificant, cash injection into the Company in 2026; and
•Management’s continued focus on operational efficiency, expense reduction, and revenue diversification into the corporate and government markets as well expansion as with a new product offering coming to market in 2026.
Notwithstanding the foregoing, there is substantial doubt as to the Company’s ability to continue as a going concern as the Company is dependent upon its ability to maintain compliance with the financial covenants under the Credit Agreement as amended, achieve positive cash flow from operations, and, if necessary, access additional financing. There can be no assurance that the Company will be successful in maintaining compliance with its financial covenants, achieving profitability, or raising additional capital on acceptable terms or at all. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Preferred Stock and Capital Structure Considerations

To the extent not previously converted into the Company’s Class A common stock, the outstanding shares of our Series B preferred stock became redeemable at the option of the holders at any time or from time to time commencing on January 1, 2024 upon, 30 days’ prior written notice to the Company, for a redemption price, payable in cash, equal to the sum of (a) ($10.00) multiplied by the number of shares of Series B preferred stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. We may be required to seek alternative financing arrangements or restructure the terms of the agreement with the Series B preferred shareholders on terms that are not favorable to us if cash and cash equivalents are not sufficient to fully redeem the Series B preferred shares. We are currently evaluating alternatives to refinance or restructure the Series B preferred shares, including extending the maturity of the Series B preferred shares beyond the current optional conversion date.

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

On October 1, 2025, the Company converted all outstanding Series C preferred stock into common stock and amended the Series B preferred stock to eliminate redemption and conversion features, reducing potential future cash obligations.

At-the-Market Offering (“ATM Program”)

During the year ended December 31, 2025, the Company raised approximately $0.66 million of net proceeds through sales of its Class A Common Stock under its “at the market” offering program (“ATM Program”). The proceeds were used for working capital and general operating purposes. See Note 12 – Stockholders’ Equity to the consolidated financial statements for additional information regarding the Company’s ATM program.

Given the uncertainty surrounding global supply chains, global markets, and general global uncertainty as a result of new U.S. tariff policy, trade wars, and the ongoing and widespread conflicts across multiple regions, the availability of debt and equity capital has been reduced and the cost of capital has increased. Furthermore, recent adverse developments affecting the financial services industry including events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions may lead to market-wide liquidity problems. This in turn could result in a reduction in our ability to access funding sources and credit arrangements in amounts adequate to finance our current and future business operations. Increasing our capital through equity issuance at this time could cause significant dilution to our existing stockholders. However, there can be no guarantee we will be able to access capital when needed or be able to manage through the current challenges in the equity and debt finance markets by managing payment terms with our customers and vendors.

Cash and cash equivalents, along with anticipated cash flows from operations, may not provide sufficient liquidity for our working capital needs, debt service requirements, or to maintain minimum liquidity requirements under our Credit Agreement, and we may need to raise capital to meet current working capital requirements including maintaining sufficient inventory levels to meet future sales demand.

Inventory Financing Agreement

On November 3, 2025, we entered into an amended and restated inventory finance agreement with J.J. Astor & Co. (the “Inventory Purchaser”), pursuant to which the Inventory Purchaser may, from time to time, finance up to $9.0 million of our finished goods inventory purchases from our contract manufacturers. Under this arrangement, we are required to pay a deposit equal to 20% of the purchase price of the applicable inventory, and the Inventory Purchaser funds the remaining balance directly to the supplier and takes title to the inventory.

We have determined that this arrangement results in the recognition of the financed inventory and a corresponding financing obligation on our consolidated balance sheets, as the risks and rewards of ownership are substantially retained by us during the financing period. Accordingly, financed inventory is included within inventories, net of reserves, and the related payment obligations are presented as related party accounts payable on our consolidated balance sheets.

For each inventory purchase financed under the agreement, we are obligated to pay the Inventory Purchaser an amount equal to the funded purchase amount plus a contractual premium within 90 days of the funding date. The agreement also requires us to pay monthly monitoring fees and provides for additional fees based on unused financing availability. In the event we fail to satisfy our payment obligations when due, the Inventory Purchaser may accelerate amounts owed, impose default interest and penalties, and sell the inventory collateral. We would remain liable for any deficiency resulting from such sale.

The agreement further provides the Inventory Purchaser with the right, at its election, to convert certain outstanding payment obligations into shares of our Class A common stock, subject to ownership limitations and other contractual restrictions.

As of December 31, 2025, the aggregate outstanding obligation under this arrangement was $3.7 million, recorded as related party accounts payable on our consolidated balance sheet. This arrangement represents a form of short-term inventory financing and exposes us to material liquidity, cash flow, and operational risks.

On April 1, 2026, we entered into an amendment to the inventory finance agreement, pursuant to which $556,200 of the outstanding balance was converted into 600,000 shares of common stock (the “Conversion Shares”) at a conversion price of $0.927 per share. Further, the parties agreed that, if the aggregate proceeds from the sale of the Conversion Shares are less than $556,200, the Company shall pay the shortfall in cash within five trading days. Michael Pope, Chairman of the Company’s Board of Directors, and its former president and chief executive officer, is the chief executive officer of J.J. Astor. J.J. Astor is beneficially owned, directly or indirectly, by a private investment fund managed by Mr. Pope.

Additional information regarding this inventory financing arrangement is included in Note 15 - Commitments and Contingencies to our consolidated financial statements.
Recent Financing
See Note 9 to the consolidated financial statements.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles accepted in the United States. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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
1.Revenue Recognition
2.Inventory Reserve
3.Goodwill and Intangible Assets
4.Share-based Compensation
5.Derivative Warrant Liabilities
6.Income Taxes
REVENUE RECOGNITION
In accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers) (“Topic 606”), the Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and the significant risks and rewards of ownership of products or services are transferred to its customers. Product revenue is derived from the sale of interactive panels, audio and communication equipment, and related software and accessories to distributors, resellers, and end users. Service revenue is derived from hardware maintenance services, product installation, training, software maintenance, and subscription services.
The Company’s sales of interactive devices, including panels, whiteboards, audio and communication equipment, and other interactive devices generally include hardware maintenance services, a license to software, and the provision of related software maintenance. Interactive devices are generally sold with hardware maintenance services with terms ranging from 36-60 months. Software maintenance includes technical support, product updates on a when and if available basis, and error correction services. At times, non-interactive projectors are also sold with hardware maintenance services with terms ranging from 36-60 months. The Company also licenses software independently of its interactive devices, in which case it is bundled with software maintenance, and in some cases, subscription services that include access to online content, access to replacement parts, and cloud-based applications. The Company’s software subscription services provide access to content and software applications on an as needed basis over the Internet, but do not provide the right to take delivery of the software applications.
The Company’s product sales, including those with software and related services, generally include a single payment up front for the products and services, and revenue is recorded net of estimated sales returns and rebates based on the Company’s expectations and historical experience. For most of the Company’s product sales, control transfers, and therefore, revenue is recognized when products are shipped at the point of origin. When the Company transfers control of its products to the customer prior to the related shipping and handling activities, the Company has adopted a policy of accounting for shipping and handling activities as a fulfillment cost rather than a performance obligation. For other software product sales, control is transferred when the customer receives the related access code or interactive hardware, since the customer’s access code or connection to the interactive hardware activates the software license at which time the software is made available to the customer. For the Company’s software maintenance, hardware maintenance, and subscription services, revenue is recognized ratably over time as the services are provided, since time is the best output measure of how those services are transferred to the customer.
The Company’s installation, training, and professional development services are generally sold separately from the Company’s products. Control of these services is transferred to our customers over time with hours/time incurred in providing the service being the best depiction of the transfer of services since the customer is receiving the benefit of the services as the work is performed.
For contracts with multiple performance obligations, each of which represents promises within a contract that are distinct, the Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices (“SSPs”).
INVENTORY RESERVE
Inventories are stated at the lower of cost or net realizable value and include spare parts and finished goods. Inventories are primarily determined using specific identification and the first-in, first-out (“FIFO”) cost methods. Cost includes direct cost from the Contract Manufacturer (“CM”) or Original Equipment Manufacturer (“OEM”), plus material overhead related to the purchase, inbound freight, and import duty costs.

We continuously review our inventory levels to identify slow-moving merchandise and markdowns necessary to clear slow-moving merchandise, which reduces the cost of inventories to its estimated net realizable value. Consideration is given to several quantitative and qualitative factors, including current pricing levels and the anticipated need for subsequent markdowns, aging of inventories, historical sales trends, and the impact of market trends and economic conditions. Estimates of markdown requirements may differ from actual results due to changes in quantity, quality, and mix of products in inventory, as well as changes in consumer preferences, market and economic conditions.

As of December 31, 2025 and December 31, 2024, our reserve for inventory obsolescence was $2.5 million and $3.2 million, respectively.

GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the cost in excess of the fair value of the net assets of acquired businesses. Goodwill is not amortized and is not deductible for tax purposes. Under ASC Topic 350 “Business Combinations,” we have an option to perform a “qualitative” assessment of the Company to determine whether further impairment testing is necessary. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of the business is less than the carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. If we determine that the Company meets these criteria, we perform a qualitative assessment. In this qualitative assessment, we consider the following items: macroeconomic conditions, industry and market conditions, overall financial performance, and other entity specific events. In addition, we assess whether the most recent fair value determination results in an amount that exceeds the carrying amount of the Company. Based on these assessments, we determine whether the likelihood that a current fair value determination would be less than the current carrying amount is not more likely than not.

During the year ended December 31, 2023, the Company identified multiple triggering events, including declines in market capitalization, changes in reporting units, and deteriorating industry conditions, and performed interim goodwill impairment testing. As a result of these tests, the Company recorded goodwill impairment charges that fully eliminated the goodwill balances of its Americas and EMEA reporting units.

As of December 31, 2025, the Company had no remaining goodwill, and therefore no goodwill impairment testing was required during the year ended December 31, 2025.

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

As of September 30, 2024, the Company determined that a triggering event had occurred as a result of a decline in the Company’s revenues resulting from lower sales volume, primarily resulting from lower global demand for interactive flat panel displays. As a result, the Company performed an interim impairment test on its finite-lived intangible assets using undiscounted cash flows. Based on the results of our interim test as of September 30, 2024, we concluded that the estimated undiscounted cash flows exceeded the respective carrying value and, as such, we concluded that the intangible assets assigned to each reporting unit, as of September 30, 2024, were not impaired.

As of December 31, 2024, the Company performed intangible impairment testing as a result of another triggering event identified due to further declines in the Company’s revenues. The Company’s methodology for estimating the total value of undiscounted cash flows was consistent with the approach used for the intangible asset recoverability test as of September 30, 2024. Certain estimates and assumptions, including the Company’s operating forecast for 2025 and future periods, were further revised based on current industry and Company trends. Based on the quantitative test performed, no impairment was deemed necessary. However, due to forecasted industry changes in the interactive flat panel display market as well as the Company’s operational strategy, the useful lives of certain intangible assets have been revised to reflect the current expected economic useful lives. The modification in useful lives resulted in accelerated amortization of approximately $12.3 million for both the Americas and EMEA reporting segments during the year ended December 31, 2024.
For the year ended December 31, 2025, the Company identified certain triggering events and circumstances that required it to evaluate its finite‑lived intangible assets for impairment. Management performed a recoverability test and concluded that the carrying amounts were recoverable; accordingly, no impairment losses were recognized related to the Company’s finite‑lived intangible assets during the year ended December 31, 2025.
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
The Company estimates the fair value of the long-term incentive plan by using a Monte Carlo Simulation Model. The amount of each award earned will depend on the performance of the Company relative to certain performance targets related to share price appreciation of the Company’s Class A common stock during the respective performance cycles. As amounts earned for the awards are based on changes in the Company’s stock price, the Company will recognize a liability for compensation cost each reporting period based on the fair value as of each reporting date proportionally with the elapsed time at each reporting period.
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

To the Board of Directors and Stockholders
Boxlight Corporation
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Boxlight Corporation and Subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations, and may be unable to maintain compliance with financial covenants required by its credit agreement that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Inventory

Critical Audit Matter Description
As disclosed in Notes 1 and 3 to the consolidated financial statements, the Company’s net inventory totaled approximately $34.5 million as of December 31, 2025. Inventory is stated at the lower of cost or net realizable value and consists of spare parts and finished goods. Inventory values are primarily determined using specific identification and the first-in, first-out (FIFO) cost methods. Such costs include the direct cost from the Current Manufacturer (CM) or Original Equipment Manufacturer (OEM), plus material overhead related to the purchase, inbound freight and import duty costs. The Company establishes reserves based on a review of several quantitative and qualitative factors, including current pricing levels, and the anticipated need for subsequent markdowns, aging of inventories, historical sales trends, and the impact of market trends and economic conditions.

The principal considerations for our determination that performing procedures relating to the accounting for the valuation of inventory is a critical audit matter are: (i) the significant judgment by management in developing estimates for determining inventory write-downs for lower of cost or net realizable value and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the accuracy and valuation of inventory.

How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures performed to address this critical audit matter included the following:

•We obtained an understanding of the internal controls and processes in place related to the valuation of inventory.

•We tested the accuracy of the cost of inventory items, on a sample basis, by obtaining and inspecting third party invoices and other supporting documents.

•We evaluated the appropriateness of management’s analysis used to estimate the reserve for slow‑moving inventory, excess, and obsolete inventory including testing the completeness and accuracy of the underlying data used in the analysis.

•We tested a sample of inventory for lower of cost or net realizable value.

•We evaluated the reasonableness of the significant assumptions used by management related to annual inventory movement.

/s/ Cherry Bekaert LLP
We have served as the Company’s auditor since 2025.

Atlanta, Georgia
April 15, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee of Boxlight Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Boxlight Corporation (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited the adjustments to the 2024 financial statements to retrospectively apply the changes in the reporting of the Company’s December 2025 reverse stock split discussed in Note 1 to the financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ Forvis Mazars, LLP
We served as the Company’s auditor from 2018 to 2025.

Atlanta, Georgia
March 28, 2025 (except as to the changes in the reporting of the Company’s December 2025 reverse stock split discussed in Note 1, as to which the date is April 15, 2026)

Boxlight Corporation
Consolidated Balance Sheets
As of December 31, 2025 and 2024
(in thousands except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$9,370	$8,007
Accounts receivable – trade, net of allowances of $1,055 and $394, respectively	15,358	18,325
Inventories, net of reserves	38,126	43,265
Prepaid expenses and other current assets	6,624	8,785
Total current assets	69,478	78,382

Property and equipment, net of accumulated depreciation	1,770	2,134
Operating lease right of use asset	7,009	8,055
Intangible assets, net of accumulated amortization	17,080	25,944
Deferred tax assets, net	1,472	—
Other assets	734	790
Total assets	$97,543	$115,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$22,786	$24,176
Accounts payable and accrued expenses - related party	3,699	—
Short-term debt	1,274	37,148
Operating lease liabilities, current	1,741	2,018
Deferred revenues, current	9,273	9,015
Derivative liabilities	5	1
Derivative liabilities - related party	476	—
Other short-term liabilities	3,598	4,682
Total current liabilities	42,852	77,040

Deferred revenues, non-current	14,849	15,158
Long-term debt	32,877	—
Deferred tax liabilities, net	—	901
Operating lease liabilities, non-current	5,650	6,428
Other long-term liabilities	60	165
Total liabilities	96,288	99,692

Mezzanine equity:
Preferred Series B, 0 share issued and outstanding at December 31, 2025; 1,586,620 shares issued and outstanding at December 31, 2024	—	16,146
Preferred Series C, 0 share issued and outstanding at December 31, 2025; 1,320,850 shares issued and outstanding at December 31, 2024	—	12,363
Total mezzanine equity	—	28,509

Stockholders’ equity:
Preferred Series A stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 and 167,972 shares issued and outstanding, at December 31, 2025 and 2024, respectively	—	—
Preferred Series B stock, $0.0001 par value, 1,586,620 shares and 0 share issued and outstanding, at December 31, 2025 and 2024, respectively	—	—
Common stock, $0.0001 par value, 4,166,667 and 625,000 shares authorized; 1,370,010 and 328,436 Class A shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	155,123	119,487
Accumulated deficit	(156,420)	(132,610)
Accumulated other comprehensive income	2,552	227
Total stockholders’ equity (deficit)	1,255	(12,896)

Total liabilities and stockholders’ equity	$97,543	$115,305
See Accompanying Notes to Consolidated Financial Statements.

Boxlight Corporation
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended December 31, 2025 and 2024
(in thousands, except per share amounts)

	2025	2024
Revenues, net	$109,246	$135,893
Cost of revenues	75,617	88,952
Gross profit	33,629	46,941

Operating expense:
General and administrative	35,454	41,756
Depreciation and amortization	10,280	20,529
Research and development	4,269	4,126
Total operating expense	50,003	66,411

Loss from operations	(16,374)	(19,470)

Other (expense) income:
Interest expense, net	(10,032)	(10,252)
Other income (expense), net	1,075	(727)
Loss on warrant issuance	(578)	—
Change in fair value of derivative liabilities	(4)	205
Change in fair value of related party derivative liabilities	(211)	—
Change in fair value of common warrants	1,394	—
Total other expense	(8,356)	(10,774)
Loss before income taxes	(24,730)	(30,244)
Income tax benefit	920	1,909
Net loss	(23,810)	(28,335)
Fixed dividends - Series B Preferred	(1,269)	(1,269)
Net loss attributable to common stockholders	$(25,079)	$(29,604)

Comprehensive loss:
Net loss	(23,810)	(28,335)
Other comprehensive loss:
Foreign currency translation adjustment	2,325	(1,074)
Total comprehensive loss	$(21,485)	$(29,409)

Net loss per common share – basic and diluted	$(39.74)	$(90.69)

Weighted average number of common shares outstanding – basic and diluted	631,091	326,439
See Accompanying Notes to Consolidated Financial Statements.

Boxlight Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Year Ended December 31, 2025
(in thousands except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2024	167,972	—	—	—	328,436	—	119,487	227	(132,610)	(12,896)

Adjustment to beginning balance	—	—	—	—	(367)	—	—	—	—	—

Balance, December 31, 2024 - as adjusted	167,972	—	—	—	328,069	—	119,487	227	(132,610)	(12,896)

Shares issued for:
Vesting of restricted share units	—	—	—	—	1,247	—	(4)	—	—	(4)
Reverse stock split fractional adjustment	—	—	—	—	-137	—	—	—	—	—
Prefunded warrants exercised	—	—	—	—	177,167	—	—	—	—	—
Common warrants exercised	—	—	—	—	147,000	—	1,879	—	—	1,879
February 2025 private placement	—	—	—	—	43,333	—	375	—	—	375
September 2025 private placement	—	—	—	—	222,222	—	3,588	—	—	3,588
Amendment of Series B preferred stock	—	—	1,586,620	—	—	—	16,146	—	—	16,146
Conversion of Series C preferred stock	—	—	—	—	33,153		12,363	—	—	12,363
ATM program	—	—	—	—	417,956	—	658	—	—	658
Stock compensation	—	—	—	—	—	—	273	—	—	273
Warrant reclassification from liabilities	—	—	—	—	—	—	1,627	—	—	1,627
Foreign currency translation	—	—	—	—	—	—	—	2,325	—	2,325
Fixed dividends for preferred shareholders	—	—	—	—	—	—	(1,269)	—	—	(1,269)
Net loss	—	—	—	—	—	—	—	—	(23,810)	(23,810)

Balance, December 31, 2025	167,972	$—	1,586,620	—	1,370,010	$—	$155,123	$2,552	$(156,420)	$1,255
See Accompanying Consolidated Notes to Financial Statements.

Boxlight Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Year Ended December 31, 2024
(in thousands except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2023 - as adjusted	167,972	—	—	—	323,483	—	119,725	1,301	(104,275)	16,751

Shares issued for:
Vesting of restricted stock units	—	—	—	—	4,953	—	—	—	—	—
Stock compensation	—	—	—	—	—	—	1,031	—	—	1,031
Foreign currency translation	—	—	—	—	—	—	—	(1,074)	—	(1,074)
Fixed dividends for preferred shareholders	—	—	—	—	—	—	(1,269)	—	—	(1,269)
Net loss	—	—	—	—	—	—	—	—	(28,335)	(28,335)

Balance, December 31, 2024	167,972	$—	—	—	328,436	$—	$119,487	$227	$(132,610)	$(12,896)
See Accompanying Notes to Consolidated Financial Statements.

Boxlight Corporation
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2025 and 2024
(in thousands)

	2025	2024
Cash flows from operating activities:
Net loss	$(23,810)	$(28,335)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of debt discount and issuance cost	2,672	2,608
Bad debt expense	23	213
Paid-in-kind interest on short-term debt	150	240
Changes in deferred tax assets and liabilities	(2,373)	(3,415)
Change in allowance for sales returns and volume rebate	(1,401)	(181)
Change in inventory reserve	(1,246)	631
Change in fair value of derivative liability	4	(205)
Change in fair value of related party derivative liability	211	—
Change in fair value of common warrants	(1,394)	—
Stock compensation expense	269	1,389
Depreciation and amortization	10,280	20,529
Loss on disposal of asset	—	156
Loss on warrant issuance	578	—
Change in right of use assets and lease liabilities	(344)	(24)
Changes in operating assets and liabilities:
Accounts receivable – trade	3,430	13,957
Inventories	8,072	(145)
Prepaid expenses and other current assets	2,248	(861)
Other assets	70	111
Accounts payable and accrued expenses	(2,436)	(8,488)
Accounts payable and accrued expenses - related party	3,699	—
Other short-term liabilities	(930)	1,849
Other long-term liabilities	—	165
Deferred revenues	(1,167)	(633)
Other liabilities	60	—
Net cash used in operating activities	$(3,335)	$(439)

Cash flows from investing activities:
Purchases of furniture and fixtures, net	(102)	(506)
Net cash used in investing activities	$(102)	$(506)

Cash flows from financing activities:
Proceeds from issuances of short-term debt	2,500	4,000
Principal payments on long-term debt	(5,553)	(5,622)
Principal payments on short-term debt	(2,500)	(4,249)
Payments of fixed dividends to Series B Preferred stockholders	—	(1,269)
Proceeds from issuance of common stock and prefunded warrants, net of issuance costs	6,409	—
Proceeds from exercise of warrants	1,879	—
Proceeds from At-the-Market offering program	658	—
Net cash provided by (used in) financing activities	$3,393	$(7,140)

Effect of foreign currency exchange rates	1,407	(1,161)

Net increase (decrease) in cash and cash equivalents	1,363	(9,246)

Cash and cash equivalents, beginning of the year	8,007	17,253

Cash and cash equivalents, end of the year	$9,370	$8,007

Supplemental cash flow disclosures:

Cash paid for income taxes	$1,356	$3,193
Cash paid for interest	$6,475	$7,170

Non-cash investing and financing transactions:
Addition of operating lease liabilities	$125	$681
Related party inventory financing	$3,699	$—
Reclassification of warrant liabilities	$2,002	$—
See Accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Boxlight Corporation
NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
COMPANY HISTORY AND RECENT ACQUISITIVE GROWTH
Boxlight Corporation (the “Company,” “we,” “us,” and “our”) was incorporated in the State of Nevada on September 18, 2014 with its headquarters in Atlanta, Georgia for the purpose of becoming a technology company that sells interactive educational products. The Company designs, produces, and distributes interactive technology solutions predominantly to the education market.
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
REVERSE STOCK SPLITS AND RECLASSIFICATIONS
In order to regain compliance with NASDAQ Listing Rule 5550(a)(2) (the "Bid Price Rule") and to manage its continued listing on Nasdaq, during 2025 the Company effected two reverse stock splits of its Class A common stock.
On February 12, 2025, the Company filed a Certificate of Change with the Nevada Secretary of State to effect a 1-for-5 reverse stock split of its Class A common stock, which became effective on February 14, 2025. On December 16, 2025, the Company filed an additional Certificate of Change with the Nevada Secretary of State to effect a 1-for-6 reverse stock splits of its Class A common stock, which became effective on December 22, 2025. Following the February 2025 1-for-5 reverse stock split, the authorized shares for Class A common stock were adjusted to 3,750,000, the authorized shares for Class B common stock remained at 50,000,000 shares, and the authorized shares of preferred stock remained unchanged at 50,000,000 shares. The par value of the common stock was not adjusted. On February 20, 2025, the Company filed with the Secretary of State of the State of Nevada amendments to increase the number of authorized shares of Class A common stock to at least 25,000,000 shares. Following the December 2025 1-for-6 reverse stock split, the authorized shares of Class A common stock were further adjusted to 4,166,667 shares, while the authorized shares of Class B common stock and preferred stock remained unchanged. The par value of the common stock was not adjusted. Following the reverse splits, all Class A common share and per share amounts for all periods presented in the consolidated financial statements and the notes to the consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock splits. The quantity of Class A common stock equivalents and the conversion and exercise ratios were adjusted for the effect of both reverse stock splits for warrants, stock compensation arrangements, and the conversion features on preferred shares.

In addition, effective October 1, 2025, the Company entered into an agreement with all holders of its Series B preferred stock and Series C preferred stock pursuant to which all outstanding shares of Series C preferred stock were converted into shares of Class A common stock. In connection with the same agreement, the terms of the Series B preferred stock were amended to eliminate the holders’ rights to convert the Series B preferred stock into Class A common stock, the automatic conversion feature, and the holders’ redemption rights. The agreement also provides for the application of a portion of the net proceeds from certain future equity offerings toward the redemption or repurchase of the Series B preferred stock, subject to applicable limitations. Following these transactions, the Series B preferred stock remained outstanding, and no shares of Series C preferred stock were outstanding as of December 31, 2025.
GOING CONCERN
The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.

Historically, the Company has funded its operations through cash flows from operations, debt financing, and equity financing. As of December 31, 2025, the Company had cash and cash equivalents of $9.4 million and working capital of $26.6 million. The Company has incurred operating losses in recent periods, and as of December 31, 2025, had an accumulated deficit of $156.4 million.

The Company’s management has concluded as of December 31, 2025 that, due to uncertainties surrounding the Company’s ability to amend or refinance its current debt agreements and the uncertainty as to whether it will have sufficient liquidity to fund its business activities, substantial doubt exists as to its ability to continue as a going concern. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern and contemplating the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company’s ability to continue as a going concern is dependent on generating profitable operating results, having sufficient liquidity, and maintaining compliance with the covenants and other requirements under the Whitehawk Capital Partners Credit Agreement (the “Whitehawk Capital Partners Credit Agreement”). The current Whitehawk Capital Partners Credit Agreement maturity date is April 1, 2027, as modified by the Eleventh Amendment to the Credit Agreement.

Additional information regarding the Eleventh Amendment to the Credit Agreement is included in Note 9 – Debt to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Based on the Company’s current forecasts, without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay amounts due under the Whitehawk Capital Partners Credit Agreement at maturity on April 1, 2027. Management plans to seek additional liquidity from other lenders and capital markets. There can be no assurance that the Company’s management will be able to affect financing on acceptable terms or repay this outstanding indebtedness, when required, or if at all. The consolidated financial statements included in this Form 10-K do not include any adjustments that might result from the outcome of the Company’s efforts to address these issues.

Furthermore, if the Company cannot raise capital on acceptable terms, it may not, among other things, be able to:

•Continue to expand the Company’s research and product investments and sales and marketing organization;
•Respond to competitive pressures or unanticipated working capital requirements.

COMPREHENSIVE LOSS
Comprehensive loss reflects the change in equity during the year except those resulting from investments by and distributions to stockholders and is comprised of all components of net loss and foreign currency translation adjustments.
FOREIGN CURRENCIES
The Company’s reporting currency is the U.S. dollar.
The U.S. dollar is the currency of the primary economic environment in which it operates and is generally the currency in which the Company’s business generates and expends cash. Subsidiaries with different functional currencies translate their assets and liabilities into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rates for the year. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of equity (deficit). Foreign exchange gains and losses arise from transactions denominated in currencies other than the functional currency. Gains and losses on those foreign currency transactions are included in determining net loss for the period in which the exchange rates change.
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
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR EXPECTED CREDIT LOSS
Accounts receivable are stated at contractual amounts, net of an allowance for expected credit losses. The allowance for credit losses represents management’s estimate of the amounts that ultimately will not be realized in cash. The Company reviews the adequacy of the allowance for credit losses on an ongoing basis, using historical payment trends, the age of receivables and knowledge of the individual customers. Estimated credit losses consider relevant information about past events, current conditions, and reasonable and supporting forecasts that affect the collectability of financial assets. When the analysis indicates, management increases or decreases the allowance accordingly. However, if the financial condition of our customers were to deteriorate, additional allowances might be required.
The Company also offers customers rights to return products and sales incentives, which primarily consist of volume rebates. The Company’s terms for product returns and sales incentives generally do not exceed a year. The Company estimates sales returns and volume rebate accruals throughout the year based on various factors, including contract terms, historical experience, and performance levels. Total accrued sales returns were approximately $0.6 million and $2.4 million as of December 31, 2025 and 2024, respectively, and are reported in other current liabilities. Total accrued sales incentives were approximately $0.7 million and $0.9 million as of December 31, 2025 and 2024, respectively, and are reported in other current liabilities.
INVENTORIES
Inventories are stated at the lower of cost or net realizable value and include spare parts and finished goods. Inventories are primarily determined using specific identification and the first-in, first-out (“FIFO”) cost methods. Cost includes direct cost from the Current Manufacturer (“CM”) or Original Equipment Manufacturer (“OEM”), plus material overhead related to the purchase, inbound freight, and import duty costs.
The Company continuously reviews its inventory levels to identify slow-moving merchandise and markdowns necessary to clear slow-moving merchandise, which reduces the cost of inventories to its estimated net realizable value. Consideration is given to several quantitative and qualitative factors, including current pricing levels and the anticipated need for subsequent markdowns, aging of inventories, historical sales trends, and the impact of market trends and economic conditions. Estimates of markdown requirements may differ from actual results due to changes in quantity, quality, and mix of products in inventory, as well as changes in consumer preferences, market and economic conditions.
PROPERTY AND EQUIPMENT
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated life of the asset. Repairs and maintenance are charged to expense as incurred.
LONG–LIVED ASSETS
Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. There was no impairment recognized for 2025 and 2024.

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
During the year 2024, the Company determined that certain triggering events had occurred as a result of a decline in the Company’s revenues resulting from lower sales volume, primarily resulting from lower global demand for interactive flat panel displays. As a result, the Company performed impairment tests on its finite-lived intangible assets using undiscounted cash flows. Based on the quantitative test performed, no impairment was deemed necessary. Certain estimates and assumptions, including the Company’s operating forecast for 2025 and future periods, were further revised based on current industry and Company trends. The useful lives of certain intangible assets have been revised to reflect the current expected economic useful lives. Amortization expense as of December 31, 2024 included approximately $12.3 million of accelerated amortization resulting from a revision to the useful lives of certain intangible assets from both the Americas and EMEA reporting segments to reflect the current expected economic useful life due to forecasted industry changes in the interactive flat panel display market as well as the Company’s operational strategy to move to a unified worldwide display brand.
For the years ended December 31, 2025 and 2024, the Company recorded amortization expense on intangible assets of $9.8 million and $19.9 million, respectively. Changes to gross carrying amount of recognized intangible assets due to translation adjustments were approximately $0.0 million and ($0.8) million as of December 31, 2025 and 2024, respectively.
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
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable, and debt. Due to the short-term nature of cash, accounts receivable, and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value.
The Company has determined that the estimated fair value of debt is approximately $25.9 million while the carrying value, excluding discounts, premiums and issuance costs, is approximately $32.2 million. The fair value of debt was estimated using market rates the Company believes would be available for similar types of financial instruments and represents a Level 2 measurement.
Derivative liabilities and common warrants are recorded at fair value on a recurring basis.
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
Transfers into Level 3 measurements during the year ended December 31, 2024 of $0.4 million were related to the Company’s long-term incentive plan.
The following tables set forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of December 31, 2025
Long-term incentive plan	$—	$—	$205	$205

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of December 31, 2025
Derivative liabilities - warrant instruments	$—	$—	$5	$5
Derivative liabilities - related party	$—	$—	$476	$476

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of December 31, 2024
Long-term incentive plan	$—	$—	$358	$358

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of December 31, 2024
Derivative liabilities - warrant instruments	$—	$—	$1	$1
Derivative liabilities - related party	$—	$—	$—	$—

The following tables reconcile the beginning and ending balances of the warrant instruments and long-term incentive plan within Level 3 of the fair value hierarchy, respectively:

	Common Warrants Liabilities (in thousands)	Derivative Liabilities (in thousands)	Related Party Derivative Liabilities (in thousands)	Long-term incentive plan (in thousands)
Balance, December 31, 2024	$—	$1	$—	$358
Issuance during the year	3,396	—	265	—
Change in fair value	(1,394)	4	211	(153)
Balance, December 31, 2025	$2,002	$5	$476	$205

	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Balance, December 31, 2023	$—	$205	$—	$—
Change in fair value	—	(204)	—	358
Balance, December 31, 2024	$—	$1	$—	$358

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
For the year ended December 31, 2025, potentially dilutive securities that were not included in the diluted per share calculation because they did not comprise any shares from options to purchase common shares, 1 thousand of unvested restricted shares, and 80 thousand shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 10 thousand shares from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive. For the year ended December 31, 2024, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 6 thousand shares from options to purchase common shares, unvested restricted shares of 3 thousand and 50 thousand shares issuable upon exercise of warrants. Additionally, potentially dilutive securities of 70 thousand shares from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive.
REVENUE RECOGNITION
In accordance with Topic 606 Revenue from Contracts with Customers, the Company recognizes revenue at the amount to which it expects to be entitled when control of the products or services is transferred to its customers. Control is generally transferred when the Company has a present right to payment and the title and the significant risks and rewards of ownership of products or services are transferred to its customers. Product revenue is derived from the sale of interactive panels, audio and communication equipment, and related software and accessories to distributors, resellers, and end users. Service revenue is derived from hardware maintenance services, product installation, training, software maintenance, and subscription services.

Nature of Products and Services and Related Contractual Provisions
The Company’s sales of interactive devices, including panels, audio and communication equipment, and other interactive devices generally include hardware maintenance services, a license to software, and the provision of related software maintenance. Interactive devices are generally sold with hardware maintenance services with terms of approximately 36-60 months. Software maintenance includes technical support, product updates on a when and if available basis, and error correction services. At times, non-interactive panels are also sold with hardware maintenance services with terms of approximately 60 months. The Company also licenses software independently of its interactive devices, in which case it is bundled with software maintenance, and in some cases, subscription services that include access to online content and cloud-based applications. The Company’s software subscription services provide access to content and software applications on an as needed basis over the internet, but do not provide the right to take delivery of the software applications.
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
For the sale of third-party products and services where the Company obtains control of the products and services before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company considers multiple factors when determining whether it obtains control of the third-party products and services including, but not limited to, evaluating if it can establish the price of the product, retains inventory risk for tangible products, or has the responsibility for ensuring acceptability of the product or service. The Company has not historically entered into transactions where it does not take control of the product or service prior to transfer to the customer.
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
Significant Judgments
For contracts with multiple performance obligations, each of which represents promises within a contract that are distinct, the Company allocates revenue to all distinct performance obligations based on their relative stand-alone selling prices (“SSPs”). The Company’s products and services included in its contracts with multiple performance obligations generally are not sold separately and there are no observable prices available to determine the SSP for those products and services. Since observable prices are not available, SSPs are established that reflect the Company’s best estimates of what the selling prices of the performance obligations would be if they were sold regularly on a stand-alone basis. The Company’s process for estimating SSPs without observable prices considers multiple factors that may vary depending upon the unique facts and circumstances related to each performance obligation including, when applicable, the estimated cost to provide the performance obligation, market trends in the pricing for similar offerings, product-specific business objectives, and competitor or other relevant market pricing and margins. Because observable prices are generally not available for the

Company’s performance obligations that are sold in bundled arrangements, the Company does not apply the residual approach to determining SSP.
The Company has applied the portfolio approach to its allocation of the transaction price for certain portfolios of contracts that are executed in the same manner, contain the same performance obligations, and are priced in a consistent manner. The Company believes that the application of the portfolio approach produces the same result as if they were applied at the contract level.
Contract Balances
The timing of invoicing to customers often differs from the timing of revenue recognition and these timing differences can result in receivables, contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. Fees for the Company’s product and most service contracts are fixed, except as adjusted for rebate programs when applicable, and are generally due within 30-60 days of contract execution. Fees for installation, training, and professional development services are fixed and generally become due as the services are performed. The Company has an established history of collecting under the terms of its contracts without providing refunds or concessions to its customers. The Company’s contractual payment terms do not vary when products are bundled with services that are provided over multiple years. In these contracts, where services are expected to be transferred on an ongoing basis for several years after the related payment, the Company has determined that the contracts generally do not include a significant financing component. The upfront invoicing terms are designed 1) to provide customers with a predictable way to purchase products and services where the payment is due in the same timeframe as when the products, which constitute the predominant portion of the contractual value, are transferred, and 2) to ensure that the customer continues to use the related services, so that the customer will receive the optimal benefit from the products over their lives. Additionally, the Company has elected the practical expedient to exclude any financing component from consideration for contracts where, at contract inception, the period between the transfer of services and the timing of the related payment is not expected to exceed one year.
The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company has no material contract assets at December 31, 2025 or 2024.
The following table presents the opening and closing balances of the Company’s accounts receivable- trade, net of allowances, deferred revenue, current, and deferred revenue, non-current (in thousands):

	January 1, 2024	December 31, 2024	December 31, 2025
Accounts receivable – trade, net of allowances	32,668	18,325	15,358
Deferred revenues, current	8,698	9,015	9,273
Deferred revenues, non-current	16,347	15,158	14,849
During the years ended December 31, 2025 and 2024, the Company recognized $7.0 million and $8.5 million, respectively, of revenue that was included in the deferred revenue balance as of December 31, 2024 and 2023, respectively.
Variable Consideration
The Company’s otherwise fixed consideration in its customer contracts may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering, or determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company provides rebates to certain customers based on the achievement of certain sales targets. The provision for rebates is estimated based on customers’ contracted rebate programs and our historical experience of rebates paid. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the most likely method based on historical experience and are measured at each reporting date. There was no material revenue recognized in 2025 related to changes in estimated variable consideration that existed at December 31, 2024.
Remaining Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of December 31, 2025 and 2024, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $24.1 million and $24.2 million, respectively. The Company expects to recognize revenue on approximately 37% of the remaining performance obligations in 2026, 29% in 2027, 19% in 2028, 11% in 2029, with the remainder recognized thereafter.
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

	Year Ended December 31, (in thousands)
	2025	2024
Product revenues:
Hardware	$103,742	$124,378
Software and embedded firmware	648	1,198
Service revenues:
Professional services	120	903
Maintenance and subscription services	4,736	9,414
	$109,246	$135,893
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
Certain sales commissions incurred by the Company were determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would have been recognized over a period that is one year or less, the Company elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid expenses and other current assets and other assets, respectively, in the accompanying consolidated balance sheets. Total deferred commissions, net of accumulated amortization, at December 31, 2025 and 2024 were less than $400,000 and $500,000, respectively.
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
The Company’s operations are organized, managed, and classified into three reportable segments – Europe, Middle East and Africa ("EMEA"), North and Central America (the “Americas”), and all other geographic regions (“Rest of World”). Our EMEA segment consists of the operations of Sahara Holding Limited and its subsidiaries (the “Sahara Entities”). Our Americas segment consists primarily of Boxlight, Inc. and its subsidiaries and the Rest of World segment consists primarily of Boxlight Australia, PTY LTD ("Boxlight Australia”).
Each of our operating segments is primarily engaged in the sale of education technology products and services in the education market, but which are also sold into the health, government, and corporate sectors and derive a majority of their revenues from the sale of flat-panel displays, audio and other hardware accessory products, software solutions, and professional services. Generally, our displays produce higher net operating revenues but lower gross profit margins than our accessory solutions and professional services. The Americas operating segment includes salaries and overhead for corporate functions that are not allocated to the Company’s individual reporting segments. Transfers between segments are generally valued at market and are eliminated in consolidation.
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
The Company estimates the fair value of the long-term incentive plan by using a Monte Carlo Simulation Model. The amount of each award earned will depend on the performance of the Company relative to certain performance targets related to share price appreciation of the Company’s Class A common stock during the respective performance cycles. As amounts earned for the awards are based on changes in the Company’s stock price, the Company will recognize a liability for compensation cost each reporting period based on the fair value as of each reporting date proportionally with the elapsed time at each reporting period.
LEASES
Operating lease assets and liabilities are reflected within operating lease assets, operating lease liabilities, current, and operating lease liabilities, non-current, on the consolidated balance sheets. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Many of the leases have one or more lease renewal options. The exercise of lease renewal options is at our sole discretion. The Company does not consider the exercise of any lease renewal options reasonably certain to occur. Certain of our lease agreements contain early termination options. No renewal options or early termination options have been included in the calculation of the operating right-of-use assets or operating lease liabilities. Certain of our lease agreements provide for periodic adjustments to rental payments for inflation, which is recognized as variable lease cost when they occur. As the majority of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate at the commencement date in determining the present value of lease payments. The incremental borrowing rate is based on the terms of the lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. The Company is not a lessor in any lease agreement.
ADVERTISING COSTS
Advertising costs are expensed as incurred and included in General and Administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. Advertising expense for the years ended December 31, 2025 and December 31, 2024 totaled $250 thousand and $162 thousand, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying that single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. The Company adopted this change for the year ended December 31, 2024 and interim periods beginning 2025. This change was applied retrospectively to all periods presented.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. The company is adopting the new standard on a prospective basis.
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
NOTE 2 – ACCOUNTS RECEIVABLE - TRADE
Accounts receivable consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024

Accounts receivable – trade	$16,413	$18,719
Allowance for credit losses	(1,055)	(394)
Accounts receivable - trade, net of allowances	$15,358	$18,325
Write-offs of accounts receivable were approximately $78 thousand and $22 thousand for the years ended December 31, 2025 and 2024, respectively. Recoveries of accounts receivable were approximately $10 thousand and $88 thousand for the years ended December 31, 2025 and 2024, respectively. The change in the allowance for credit losses was approximately $73 thousand and $27 thousand during the years ended December 31, 2025 and December 31, 2024.
NOTE 3 – INVENTORIES
Inventories consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024

Finished goods	$40,103	$45,352
Spare parts	571	1,065
Reserve for inventory obsolescence	(2,548)	(3,152)
Inventories, net	$38,126	$43,265

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024

Prepayments to vendors	$625	$2,212
Prepaid licenses and other	5,999	6,573
Prepaid expenses and other current assets	$6,624	$8,785
Prepaid expenses and other current assets were presented net of $1.4 million reserves related to vendor receivables as of December 31, 2025 and 2024.
NOTE 5 – PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024

Building	$200	$200
Building improvements	14	14
Leasehold improvements	1,303	1,303
Office equipment	1,271	1,246
Software	88	88
Other equipment	977	907
Construction in progress	—	—

Property and equipment, at cost	3,853	3,758
Accumulated depreciation	(2,083)	(1,624)

Property and equipment, net of accumulated depreciation	$1,770	$2,134
During the year ended December 31, 2024, the Company transferred approximately $0.7 million from construction in progress to leasehold improvements and approximately $0.3 million from construction in progress to other equipment. For the years ended December 31, 2025 and 2024, the Company recorded depreciation expense of $487 thousand and $678 thousand, respectively.

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL
Intangible assets and goodwill consisted of the following at December 31, 2025 and 2024 (in thousands):

	Useful lives	2025	2024
INTANGIBLE ASSETS
Patents	4-10 years	$100	$100
Customer relationships	8-15 years	50,973	48,036
Technology	3-5 years	8,615	8,371
Non-compete	3 years	391	391
Tradenames	2-10 years	12,659	12,253
Intangible assets, at cost		72,738	69,151
Accumulated amortization		(55,658)	(43,207)
Intangible assets, net of accumulated amortization		$17,080	$25,944
For the years ended December 31, 2025 and 2024, the Company recorded amortization expense on intangible assets of $9.8 million and $19.9 million, respectively. Amortization expense as of December 31, 2024 included approximately $12.3 million of accelerated amortization resulting from a revision to the useful lives of certain intangible assets from both the Americas and EMEA reporting segments to reflect the current expected economic useful life due to forecasted industry changes in the interactive flat panel display market as well as the Company’s operational strategy to move to a unified worldwide display brand. There was no change to the gross carrying amount of recognized intangible assets due to translation adjustments as of December 31, 2025. Changes to gross carrying amount of recognized intangible assets due to translation adjustments were approximately $(0.8) million as of December 31, 2024.
Expected future amortization expense for intangible assets as of December 31, 2025 is as follows (in thousands):

2026	$3,629
2027	3,480
2028	3,468
2029	3,446
2030	2,849
Thereafter	208
Total	$17,080
NOTE 7 – LEASES
The Company has entered into various operating leases for certain offices, support locations and vehicles with terms extending through December 2038. Generally, these leases have initial lease terms of five years or less.
Operating lease expense was $2.3 million and $2.4 million for the years ended December 31, 2025 and 2024, respectively. Variable lease costs and short-term lease costs were $1.4 million and $1.1 million for the year ended December 31, 2025 and 2024, respectively. Cash paid for amounts included in the measurement of lease liabilities was $2.4 million and $2.1 million for the years ended December 31, 2025 and 2024, respectively.

Future minimum lease payments of the Company’s operating leases with a term over one year subsequent to December 31, 2025 are as follows:

Year ending December 31,	(in thousands)
2026	$1,961
2027	1,304
2028	929
2029	880
2030	841
Thereafter	5,362
Total Lease Liabilities	11,277
Less: Imputed Interest	(3,886)
Present Value of Lease Liabilities	$7,391
During the year ended December 31, 2025, the weighted-average remaining lease term was 9.9 years, and the weighted-average discount rate was 9.5%. During the year ended December 31, 2024, the weighted-average remaining lease term was 9.6 years, and the weighted-average discount rate was 10.1%.
NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Accounts payable	$17,108	$20,703
Accounts payable - related party	3,699	—
Accrued expense	5,454	3,164
Other	224	309
Accounts payable and other liabilities	$26,485	$24,176
NOTE 9 – DEBT
The following comprises debt at December 31, 2025 and 2024 (in thousands):

	2025	2024
Debt – Third Parties
Paycheck Protection Program	$—	$16
Note payable - Whitehawk	32,243	37,630
Total debt	32,243	37,646
Less: Premium, discount and issuance costs	(1,908)	498
Current portion of debt	1,274	37,148
Long-term debt	$32,877	$—
Total debt (net of premium, discount and issuance costs)	$34,151	$37,148
Debt - Third Parties:
WhiteHawk Finance LLC
In order to finance the acquisition of FrontRow Calypso LLC (“FrontRow”), which closed on December 31, 2022, the Company and substantially all of its direct and indirect subsidiaries, including Boxlight and FrontRow as guarantors, entered into a maximum $68.5 million term loan credit facility, dated December 31, 2022 (the “Credit Agreement”), with Whitehawk Finance LLC, as lender (the “Lender”), and White Hawk Capital Partners, LP, as collateral agent

(“Whitehawk” or the “Collateral Agent”). The Company received an initial term loan of $58.5 million on December 31, 2022 (the “Initial Loan”) and was provided with a subsequent delayed draw facility of up to $10.0 million that may be available for additional working capital purposes under certain conditions (the “Delayed Draw”). The Initial Loan and Delayed Draw are collectively referred to as the “Term Loans.” The Term Loans are secured by substantially all of the assets of the Company. The proceeds of the Initial Loan were used to finance the Company’s acquisition of FrontRow, pay off all indebtedness owed to the Company’s then existing lenders, Sallyport Commercial Finance, LLC and Lind Global Asset Management, LLC, pay related fees and transaction costs, and provide working capital. Of the Initial Loan, $8.5 million was subject to repayment on February 28, 2022, with quarterly principal payments of $0.6 million and interest payments commencing March 31, 2022 and the $40.0 million remaining balance plus any Delayed Draw loans becoming originally due and payable in full on December 31, 2025. The Term Loans initially bore interest at the LIBOR rate plus 10.75%; provided that after March 31, 2022, if the Company’s Senior Leverage Ratio (as defined in the Credit Agreement) is less than 2.25, the interest rate would be reduced to LIBOR plus 10.25%. Such terms were subject to the Company maintaining a borrowing base in compliance with the Credit Agreement. In the event of non-compliance with the borrowing base, the Company would be subject to an increased interest rate as stated in the Credit Agreement.
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

On April 19, 2024, the Company entered into a sixth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Sixth Amendment”). The Sixth Amendment provided the Company with an additional $2.0 million working capital bridge loan in April 2024, and an additional $3.0 million working capital bridge loan in June 2024, of which $2.0 million was advanced to the Company. The Company was required to pay a fee equal to 6% of the aggregate amount of borrowings under the Sixth Amendment (i.e. $4.0 million). Both working capital bridge loans, including the related fee were paid in full by November 2024, and were not subject to prepayment penalties.

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

On November 14, 2024, the Company obtained a waiver for the Credit Agreement from the Collateral Agent and Lender (the “November 2024 Waiver”) to waive any events of default that may have arisen directly as a result of (i) the Financial Covenant Default (as defined in the November 2024 Waiver) at September 30, 2024 and (ii) the Borrowing Base Default (as defined in the November 2024 Waiver) for the month ended October 31, 2024. In conjunction with obtaining the waiver, the Company paid down approximately $1.1 million under the Credit Agreement, inclusive of $0.06 million of prepayment penalties.

On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan and (ii) waive any events of default that may have arisen as a result of the Company’s failure to (A) maintain the required ratio of indebtedness to adjusted EBITDA (defined more specifically as the “Senior Leverage Ratio” in the Credit Agreement) for the periods ended December 31, 2024 and March 31, 2025 and (B) maintain a value of specified assets in excess of certain borrowings (defined more specifically as a “Borrowing Base” in the Credit Agreement) for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. In addition, no payments were required to be made by the Company to pay down the borrowing base defaults for December 2024, January 2025, and February 2025. The Company is required to pay a fee equal to 6% of the working capital bridge loan under the Eighth Amendment. The bridge loan, including the related fee, is due and payable in full on August 31, 2025, and is not subject to prepayment penalties.

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

On December 2, 2025, the Company entered into the tenth amendment to Credit Agreement with the Collateral Agent and Lender (the “Tenth Amendment”). The Tenth Amendment does not modify that maturity date. Pursuant to the Tenth Amendment, the Lenders agreed to waive certain “Specified Events of Default” that had occurred or were anticipated to occur under the Credit Agreement. These Specified Events of Default included:
•Failure to maintain the required Senior Leverage Ratio of 1.75:1.00 for the period ended September 30, 2025; and
•Borrowing base non-compliance for the months ending July 31 through November 30, 2025.
•The Lenders waived the right to receive the post-default interest rate with respect to these Specified Events of Default through December 31, 2025, provided the Company complies with the terms of the Tenth Amendment. Although the Company obtained waivers with respect to the foregoing past instances of Credit Agreement noncompliance, in view of the Company’s history of noncompliance and its current situation, there can be no guarantee that the Company will not breach provisions of the Credit Agreement in the future, which could lead to declared events of default, acceleration of obligations and other material negative consequences.

The Tenth Amendment required the company to pay a voluntary prepayment of the loans in the amount of not less than $3.0 million, for which no prepayment premium is required. From December 2 through December 31, 2025, the “Applicable Margin” is set at 6.50% for Secured Overnight Financing Rate (SOFR) loans and 5.50% for reference rate loans. The definition of “Floor” was amended to 4.25% per annum, and the “Reference Rate” was amended to 5.25% per annum. Additionally, the borrowing base allowance for the value of the Company’s intellectual property was reduced from a maximum of $11.2 million to $8.0 million. Also set forth in the Tenth Amendment, 100% of net cash proceeds from any equity issuances be applied first to reduce any existing indebtedness in excess of the Borrowing Base, with the remainder applied to prepay the loans.

On December 18, 2025, the Company entered into the Eleventh Amendment to Credit Agreement with the Collateral Agent and Lender (the “Eleventh Amendment”). Pursuant to the Eleventh Amendment, the Lender agreed to extend the final maturity date of the loans under the Credit Agreement from December 31, 2025 to April 1, 2027. Mandatory quarterly amortization payments on the initial term loan are suspended for the period commencing on the Eleventh Amendment’s effective date through, and including, June 30, 2026, with the first amortization payment thereafter due on September 30, 2026. The “Applicable Margin” is set at 6.50% for Secured Overnight Financing Rate (SOFR) loans and 5.50% for reference rate loans, the same as in the Tenth Amendment. Additionally, the definition of the “Reference Rate” was amended to 5.50% per annum from the previous 5.25% per annum. In conjunction with obtaining the waiver, the Company was also required to comply with the following covenants:

•The Company must maintain qualified cash at all times of at least (i) $1.0 million from and after January 1, 2025 until the Eleventh Amendment, and (ii) $1.5 million from and after the Eleventh Amendment effective date.
•Pursuant to the amendment, the financial covenant requiring compliance with the Senior Leverage Ratio was removed and the Company is subject to a Minimum Consolidated Adjusted EBITDA covenant commencing with the period ending March 31, 2026 (set at $1.9 million for such period), and varying thereafter as set forth in the Eleventh Amendment.
•Certain covenants related to business, management, and governance oversight were added.

In addition, the Eleventh Amendment modifies the mandatory prepayment provisions regarding net cash proceeds from equity offerings and certain permitted additional indebtedness, requiring 50% (or 100% if an event of default exists) of such proceeds to be applied to prepay Credit Agreement loans, provided that the loan parties may retain up to $5.0 million of such proceeds for working capital and general corporate purposes. The Eleventh Amendment permits Credit Agreement indebtedness in excess of maximum amounts in an aggregate amount not to exceed for the months ending December 31, 2025, $4.0 million; January 31, 2026, $4.5 million; February 28, 2026, $5.5 million and from and after March 31, 2026 (and each month thereafter), $4.0 million.
Covenant Compliance and Liquidity Considerations
The Company’s Credit Agreement, as amended to date, requires compliance with certain covenants, which include provisions regarding over advance limitations based upon a borrowing base, a minimum consolidated adjusted EBITDA covenant, a minimum liquidity requirement, and previously a Senior Leverage Ratio.

The Company was not in compliance with its financial covenant related to the Senior Leverage Ratio under the Credit Agreement as of December 31, 2023. The non-compliance was cured by a waiver applied in accordance with the Fifth Amendment to the Credit Agreement dated March 14, 2024 which waived any Event of Default that may have arisen directly as a result of the financial covenant default at December 31, 2023 and in the interim two-month period ended February 29, 2024. The Fifth Amendment also amended and restated the Senior Leverage Ratio and Minimum Liquidity requirements. Under the Fifth Amendment, the Senior Leverage Ratio requirement at March 31, 2024 was amended from 2.00 to 6.00, at June 30, 2024 will remain at 2.00 and thereafter will remain at 1.75. In February 2024, the Company paid $1.7 million, inclusive of a $0.1 million pre-payment penalty to Whitehawk to maintain compliance with the borrowing base covenant calculation as of January 31, 2024. After the payment, the Company was in compliance with the borrowing base covenant.
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
The Company was not in compliance with the Senior Leverage Ratio covenant at December 31, 2024, and was not in compliance with the borrowing base covenant for the months ended December 31, 2024, January 31, 2025, and February 28, 2025. On March 24, 2025, the Company entered into an eighth amendment to the Credit Agreement with the Collateral Agent and Lender (the “Eighth Amendment”) to (i) provide the Company with an additional $2.5 million working capital bridge loan in March 2025 and (ii) waive any events of default that may have arisen directly as a result of (1) the Financial Covenant Event of Default (as defined in the Eighth Amendment) for the periods ended December 31, 2024 and March 31, 2025 and (2) the Borrowing Base defaults described in the Eighth Amendment for the months ended December 31, 2024, January 31, 2025 and February 28, 2025. In addition, no payments were required to be made by the Company to pay down the borrowing base defaults for December 2024, January 2025, and February 2025. The Company is required to pay a fee equal to 6% of the working capital bridge loan under the Eighth Amendment. The bridge loan, including the related fee, was due and payable in full on August 31, 2025. In conjunction with obtaining the Eighth Amendment, the Company also was required to comply with the following covenants:
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
The Company’s noncompliance with its financial covenant related to the borrowing base under the Credit Agreement at March 31, 2025 was cured by the payment of approximately $1.3 million under the Credit Agreement in April and May 2025. The Company applied these payments to the bridge loan and related fee. In addition, the Eighth Amendment prohibits the Company from paying dividends or distributions to the preferred stockholders and reduces the borrowing base calculations by reducing the value assigned to its intellectual property to $11.2 million.

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
The Company was not in compliance with the Senior Leverage Ratio covenant as of September 30, 2025 and was not in compliance with the borrowing base covenant for the months ended August 31, 2025 through November 30, 2025. On December 2, 2025, the Company entered into the tenth amendment to Credit Agreement with the Collateral Agent and Lender (the “Tenth Amendment”). The Tenth Amendment does not modify that maturity date. Pursuant to the Tenth Amendment, the Lenders agreed to waive certain “Specified Events of Default” that had occurred or were anticipated to occur under the Credit Agreement. These Specified Events of Default included:
•Failure to maintain the required Senior Leverage Ratio of 1.75:1.00 for the period ended September 30, 2025; and
•Borrowing base non-compliance for the months ending July 31 through November 30, 2025.
•The Lenders waived the right to receive the post-default interest rate with respect to these Specified Events of Default through December 31, 2025, provided the Company complies with the terms of the Tenth Amendment. Although the Company obtained waivers with respect to the foregoing past instances of Credit Agreement noncompliance, in view of the Company’s history of noncompliance and its current situation, there can be no guarantee that the Company will not breach provisions of the Credit Agreement in the future, which could lead to declared events of default, acceleration of obligations, and other material negative consequences.
On December 18, 2025, the Company entered into a forbearance agreement and eleventh amendment and waiver to the Credit Agreement with the Collateral Agent and Lender (the “Eleventh Amendment”). The Eleventh Amendment extended the final maturity date of the loans from December 31, 2025 to April 1, 2027, and suspended mandatory quarterly amortization payments on the initial term loan through June 30, 2026, with the first payment thereafter due September 30, 2026. The Applicable Margin remains at 6.50% for SOFR loans and 5.50% for reference rate loans, and the Reference Rate was amended to 5.50% per annum from the prior 5.25% per annum. In conjunction with the Eleventh Amendment, the Senior Leverage Ratio covenant was replaced with a Minimum Consolidated Adjusted EBITDA covenant commencing with the period ending March 31, 2026 (set at $1.9 million), the Company is required to maintain a minimum qualified cash of $1.5 million, and certain business, management, and governance covenants were added. The Eleventh Amendment also requires that 50% (or 100% if an event of default exists) of net cash proceeds from equity offerings and certain permitted additional indebtedness be applied to prepay Credit Agreement loans, with the loan parties permitted to retain up to $5.0 million for working capital and general corporate purposes, and permits borrowing base indebtedness in excess of maximum amounts not to exceed $4.0 million at December 31, 2025, $4.5 million at January 31, 2026, $5.5 million at February 28, 2026, and $4.0 million from and after March 31, 2026. The Company was in compliance with the borrowing base covenant and the minimum qualified cash balance requirement under the Credit Agreement for the period ended December 31, 2025. Pursuant to the Eleventh Amendment, the Senior Leverage Ratio covenant was replaced with a minimum consolidated adjusted EBITDA covenant commencing with the period ending March 31, 2026.
Pursuant to the March 2026 Forbearance Agreement, the Lenders waived the underlying borrowing base defaults for January and February 2026. As such, the debt outstanding from Boxlight to Whitehawk is classified as Long-Term debt in the financial period ended December 31, 2025.

Although the Company has obtained waivers and amendments with respect to each of the foregoing instances of non-compliance, there can be no guarantee that the Company will not breach provisions of the Credit Agreement in the future. Any such breach could result in declared events of default, acceleration of obligations, and other material adverse consequences to the Company.
Issuance Cost and Warrants
In conjunction with its receipt of the Initial Loan, the Company issued to the Lender (i) 2,201 shares of Class A common stock (the “Shares”), which Shares were registered pursuant to its existing shelf registration statement and were delivered to the Lender in January 2022, (ii) a warrant to purchase 8,514 shares of Class A common stock (subject to increase to the extent that 3% of any Series B and Series C convertible preferred stock converted into Class A common stock), exercisable at $480.00 per share (the “Warrant”), which Warrant was subject to repricing on March 31, 2022 based on the arithmetic volume weighted average prices for the 30 trading days prior to September 30, 2022, in the event the Company’s stock is then trading below $480.00 per share, (iii) a 3% fee of $1,800,000, and (iv) a $500,000 original issue discount. In addition, the Company agreed to register for resale the shares issuable upon exercise of the Warrant. The Company also incurred agency fees, legal fees, and other costs in connection with the execution of the Credit Agreement totaling approximately $1.7 million. Under the terms of the warrant issued to Whitehawk on December 31, 2021, the exercise price of the warrants would reprice if the stock price on March 31, 2022 was less than the original exercise price, at which time the number of warrants would also be increased proportionately, so that after such adjustment the aggregate exercise price payable for the increased number of warrant shares would be the same as the aggregate exercise price previously in effect. The warrants repriced on March 31, 2022 to $285.60 per share and the shares increased to 14,309.
On July 22, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited institutional investor. According to the terms of the Credit Agreement, as amended, the Purchase Agreement triggered a reduction of the exercise price of the warrants and a revaluation of the derivative liability. The Whitehawk warrants were repriced to $264.00, and shares increased to 15,480.
On February 19, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) with certain institutional accredited investors (the “2025 Investors”). According to the terms of the Credit Agreement, as amended, the Purchase Agreement triggered a reduction of the exercise price of the warrants and a revaluation of the derivative liability. The Whitehawk warrants were repriced to $116.34, and shares increased to 35,121.
On September 23, 2025, the Company entered into a Securities Purchase Agreement with certain institutional accredited investors. The Whitehawk warrants were repriced to $90.66 per share, and the number of shares issuable upon exercise increased to 45,077 shares.
Paycheck Protection Program Loan
On May 22, 2020, the Company received loan proceeds of $1.1 million under the Paycheck Protection Program. During 2021, the Company applied for forgiveness in the amount of $836 thousand. On March 2, 2022, the Company received a decision letter from the lender that the forgiveness application had been approved, leaving a remaining balance of $173 thousand to be paid. The Company received a payment schedule from the lender on May 5, 2022, extending the payoff date until May 2025 and bears 1% interest. As of December 31, 2025, the outstanding balance under the loan was zero.
Debt Maturity
Principal repayments to be made during the next five years on the Company’s outstanding debt facilities at December 31, 2025, are as follows (in thousands):

2026	$1,274
2027	32,877
2028	—
2029	—
2030	—
Total	$34,151
On December 18, 2025, the Company, its subsidiaries, and Whitehawk Capital Partners LP entered into the Eleventh Amendment to the Credit Agreement. The final maturity date of the term loans was extended from December 31, 2025, to April 1, 2027. As of December 31, 2025, the Company reclassified $32.9 million of its short-term debt to long-term debt due to its maturity date being beyond the next 12 months.
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

December 31, 2025
Common stock issuable upon exercise of warrants	45,077
Market value of common stock on measurement date	$1.70
Exercise price	$90.66
Risk free interest rate (1)	3.42%
Expected life in years	1 year
Expected volatility (2)	187.0%
Expected dividend yields (3)	—%

December 31, 2024
Common stock issuable upon exercise of warrants	15,480
Market value of common stock on measurement date	$11.40
Exercise price	$264.00
Risk free interest rate (1)	4.17%
Expected life in years	2 years
Expected volatility (2)	80.0%
Expected dividend yields (3)	—%
__________________________________________
(1)The risk-free interest rate was determined using the applicable Treasury Bill as of the measurement date.
(2)The historical trading volatility for 2025 and 2024 was based on historical fluctuations in stock price for Boxlight.
(3)The Company does not expect to pay a dividend in the foreseeable future.
The following table shows the change in the Company’s derivative liabilities for the years ended December 31, 2025 and 2024:

Amount (in thousands)
Balance, December 31, 2024	$1
Exercise of warrants	—
Issuance of warrants	—
Change in fair value of derivative liabilities	4
Balance, December 31, 2025	$5

Amount (in thousands)
Balance, December 31, 2023	$205
Exercise of warrants	—
Issuance of warrants	—
Change in fair value of derivative liabilities	(204)
Balance, December 31, 2024	$1

The following table shows the change in the Company’s related party derivative liabilities for the year ended December 31, 2025:

Amount (in thousands)
Balance, December 31, 2024	$—
Initial recognition of related party derivative liability on November 3, 2025	265
Change in fair value of related party derivative liability	211
Balance, December 31, 2025	$476
The related party derivative liability was recognized as a result of the conversion feature embedded in the Amended and Restated Inventory Finance Agreement with J.J. Astor & Co. dated November 3, 2025, which was accounted for separately at fair value and remeasured at December 31, 2025.
The following table presents the change in the Company’s common warrant liabilities for the year ended December 31, 2025:

Amount (in thousands)
Balance, December 31, 2024	$—
Issuance during the year	3,396
Change in fair value	(1,394)
Balance, December 31, 2025	$2,002
The common warrant liability was recognized in connection with warrants issued during the year ended December 31, 2025. The warrants were initially recorded at fair value on the issuance date and were remeasured at fair value at December 31, 2025.
NOTE 11 – INCOME TAX
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. The company is adopting the new standard on a prospective basis.
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
Pretax income (loss) resulting from domestic and foreign operations is as follows (in thousands):

	2025	2024
United States	$(22,061)	$(19,382)
United Kingdom	(5,400)	(11,185)
Other Foreign Jurisdictions	2,731	323
Total Pretax Book Loss	$(24,730)	$(30,244)

The components of income tax (benefit) expense at December 31, 2025 and December 31, 2024, are as follows (in thousands):

	2025	2024
Current:
Federal	$13	$(23)
State	6	55
Foreign	1,435	875
Total Current	$1,454	$907

Deferred:
Federal	$—	$—
State	—	—
Foreign	(2,374)	(2,816)
Total Deferred	$(2,374)	$(2,816)

Total	$(920)	$(1,909)
Disaggregating Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which applies to all entities subject to income taxes. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions.
Following is a reconciliation of the amount of income tax expense (benefit) from continuing operations and the amount computed by multiplying earnings before income taxes by the United States federal statutory income tax rate based on the newly adopted disclosure requirements under ASU 2023-09, Improvements to Income Tax Disclosures for the year ended December 31, 2025.
The reconciliation of the provision for income taxes at the United States Federal statutory rate compared to the Company’s income tax expense as reported is as follows (in thousands):

	2025
	Amount	Percent of Pretax Loss
US Federal Statutory Income Tax Rate	$(5,193)	21.0%

Domestic Federal
Non-taxable or Nondeductible Items	(4)	—%
Cross Border Tax Laws	531	(2.1)%
Other Reconciling Items	(150)	0.6%
Change in Tax Laws/Rates	91	(0.4)%
Change in Valuation Allowance	5,288	(21.4)%
Domestic State Income Taxes, net of Federal Effect*	(1,272)	5.1%
Foreign tax effects
United Kingdom
GAAP Fx Reversal	(521)	2.1%
Intercompany Dividend	(637)	2.6%
Other	(19)	0.1%
Netherlands		—%
Intercompany Dividend	657	(2.7)%
Other	51	(0.2)%
Other Foreign Entities	246	(1.0)%
Prior Period True-ups		—%
Change in Unrecognized Tax Benefits	12	—%
Total Income Tax (Benefit)	$(920)
*State and local taxes in California, Georgia, and Wisconsin made up the majority (greater than 50 percent) of the tax effect in this category.
Following is a supplemental disclosure of cash flow information related to income taxes paid based on the newly adopted disclosure requirements under ASU 2023-09, Improvements to Income Tax Disclosures for the year ended December 31, 2025 (in thousands):

2025
US Federal	$—

US State and Local*	$35

Foreign
United Kingdom	336
Netherlands	877
Other Foreign jurisdictions	108
Total Foreign Jurisdictions	$1,321

Total	$1,356
*The company is not disaggregating the state income taxes due to immateriality of the overall state payments

Following is a reconciliation of the amount of income tax expense (benefit) from continuing operations and the amount computed by multiplying earnings before income taxes by the United States federal statutory income tax rate for the years ended December 31, 2024, prior to adopting disclosure requirements under ASU 2023-09, Improvements to Income Tax Disclosures (in thousands):

2024
Loss before income taxes	$(30,244)

Income tax benefit computed at the statutory rate	(6,351)
State income taxes-net of federal tax benefit	35
Foreign tax rate differential	(474)
Foreign currency adjustment	1
GILTI inclusion	404
Meals	43
Stock compensation	146
Other book-tax differences	286
Adjustments to prior periods – temporary differences	693
Rate changes and differentials	(750)
Change in valuation allowance	4,058

Income tax (benefit) expense	$(1,909)
Following is a supplemental disclosure of cash flow information related to income taxes paid for the year ended December 31, 2024, prior to adopting disclosure requirements under ASU 2023-09, Improvements to Income Tax
Disclosures (in thousands):

2024
Cash paid during the year for Income Taxes	$3,193
Tax effects of temporary differences at December 31, 2025 and December 31, 2024 are as follows (in thousands):

Deferred tax assets:	2025	2024
Fixed assets	$109	$51
Allowance for bad debts	683	1,022
Inventory	365	408
R&D amortization	1,414	1,650
Accrued expenses	61	48
Deferred revenue	6,010	5,960
Stock compensation	145	108
Right of use liability	234	327
Other	191	97
Interest expense limitation	11,236	8,770
Net operating loss carry-forwards	10,271	6,736

Deferred tax assets	$30,719	$25,177
Valuation allowance	(27,574)	(22,231)
Deferred tax assets, net	$3,145	$2,946

Deferred tax liabilities:	2025	2024
Intangible assets	(292)	(2,019)
Accrued expenses	(1,139)	(1,277)
Prepaid expenses	(39)	(47)
Right of use asset	(203)	(353)
Other	—	(151)
Deferred tax liabilities	$(1,673)	$(3,847)

Deferred tax assets (liabilities), net	$1,472	$(901)
Uncertain Tax Positions
In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing jurisdictions. Accordingly, the Company accrues liabilities when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740-10. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense (benefit). Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the Company’s consolidated financial position but could possibly be material to the Company’s consolidated results of operations or cash flow in any given quarter or annual period.
As of December 31, 2025, the Company’s gross amount of unrecognized tax benefits is $165,000, excluding interest and penalties. If the Company were to prevail on all uncertain tax positions, of the unrecognized benefits would affect the Company’s effective tax rate, exclusive of any benefits related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits:	2025	2024
Balance as of January 1	$165	$165
Additions	—	—
Reductions	—	—
Balance as of December 31	$165	$165
As of December 31, 2025 and 2024, the Company has $165 thousand and $165 thousand, respectively, accrued for interest and penalties, excluding any federal tax benefit from interest deductions where applicable. During the years ended December 31, 2025 and 2024 , the Company accrued interest and penalties through income tax expense of $12 thousand and $26 thousand, respectively.
The Company operates in the United States, United Kingdom and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned. The cumulative U.S. Federal net operating losses carryforward on tax basis income was approximately $30.1 million and $20.4 million at December 31, 2025 and 2024, of which $6.1 million will expire between December 31, 2036 and December 31, 2037 and $24.0 million will carryforward indefinitely. The cumulative U.S. state net operating losses carryforward was approximately $46.7 million and $46.6 million at December 31, 2025 and 2024, respectively. The cumulative foreign net operating losses carryforward was $2.6 million and $2.6 million at December 31, 2025 and 2024, respectively.
The legacy Boxlight entities are in a net deferred tax asset position in the United States, the United Kingdom, and other jurisdictions are primarily driven by the aforementioned net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on the net deferred tax asset of its legacy Boxlight entities at December 31, 2025 and 2024. The change in its valuation allowance during 2025 is approximately $5.3 million.
The Company completed an IRC Sec. 382 analysis during the second quarter of 2024 and determined that it underwent an ownership change. This caused a limit on the net operating losses generated before 2020. Due to the full valuation allowance on net operating loss carryovers, there is no impact to the financial statements as a result of this limitation. The company is still in process of preparing a 382 study for the period ending December 31, 2025.
The tax years from 2009 to 2026 remain open to examination in the U.S. federal jurisdiction. The tax years from 2021 to 2025 remain open to examination in the U.K. Statutes of limitations vary in other immaterial jurisdictions. The Company has not identified any material uncertain tax positions at this time.
The Organization for Economic Co-operation and Development (“OECD”) introduced Base Erosion and Profit Shifting (“BEPS”) Pillar 2 rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax rate by January 1, 2025. We are currently evaluating the potential impact of the rules on our consolidated financial statements and related disclosures. The company does not except significant tax implications from the BEPS implications.
NOTE 12 – EQUITY
Preferred Shares
The Company’s articles of incorporation, as amended provide that the Company is authorized to issue 50,000,000 shares of preferred stock consisting of: 1) 250,000 shares of non-voting Series A preferred stock, with a par value of $0.0001 per share; 2) 1,586,620 shares of voting Series B preferred stock; 3) 0 shares of voting Series C preferred stock; and 4) Remaining shares of “blank check” preferred stock as may be designated from time to by the Company’s board of directors. Each authorized series of preferred stock is described below.

Issuance of preferred shares
Series A Preferred Stock
At the time of the Company’s initial public offering, 250,000 shares of the Company’s non-voting convertible Series A preferred stock were issued to Vert Capital for the acquisition of Genesis. As of December 31, 2025, a total of 167,972 shares of Series A preferred stock remained outstanding which can be converted into 6,693 shares of Class A common stock, at the discretion of the Series A stockholder.
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
To the extent not previously converted into the Company’s Class A common stock, the outstanding shares of Series B Preferred Stock were to be redeemable at the option of the Holders at any time or from time to time commencing on January 1, 2024, upon thirty (30) days prior written notice to the Holders, for a redemption price, payable in cash, equal to sum of (a) Ten ($10.00) multiplied by the number of shares of Series B Preferred Stock being redeemed (the “Redeemed Shares”), plus (b) all accrued and unpaid dividends, if any, on such Redeemed Shares. The Series C Preferred Stock Shares were also subject to redemption on the same terms commencing January 1, 2026.
On October 1, 2025, the Company converted all outstanding Series C preferred stock into common stock and amended the Series B preferred stock to eliminate redemption and conversion features, reducing potential future cash obligations.
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
In the Agreement, the Company agreed to apply up to 20% of the net proceeds of future primary equity securities offerings undertaken by the Company for capital-raising purposes to redeem or repurchase the Series B Stock at a redemption price per share of $10.00 until all such shares are redeemed and repurchased. The obligation to repurchase or redeem the Series B Stock is subject to possible limitations based on legal or stock market listing standard considerations.

The Company previously disclosed that it was not in compliance with certain listing requirements of the Nasdaq Stock Market and that Nasdaq had granted it until October 6, 2025, to evidence compliance with the listing requirements or it may be delisted from Nasdaq. On October 3, 2025, the Company announced that it believed that it had met the listing requirements. On October 8, 2025, Nasdaq informed the Company that it had determined that the Company complies with Nasdaq Listing Rules relating to minimum stockholders’ equity, independent directors, and audit committee requirements with which it previously did not comply. Nasdaq further noted that it will continue to monitor the Company’s compliance with the minimum stockholders’ equity and, if at the time of its next periodic report the Company does not comply, the Company may be subject to delisting.
On February 17, 2026, Dale Strang stepped down as Chief Executive Officer and member of the Board of Directors as part of a planned leadership transition. Mr. Strang’s departure was treated as a termination without "cause" under his Employment Agreement dated September 30, 2024. His resignation from the Board of Directors restored the Company’s compliance with the Nasdaq listing rule requiring that a majority of the Board of Directors consist of independent directors.
Common Stock
Following the Company’s 1-for-5 reverse stock split in February 2025 and its 1-for-6 reverse stock split in December 2025, the Company’s common stock consists of 4,166,667 shares of Class A voting common stock and 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of December 31, 2025 and December 31, 2024, the Company had 1,370,010 and 328,436 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding at December 31, 2025 and December 31, 2024.
February 2025 Private Placement

On February 19, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) with certain institutional accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement priced at-the-market under the rules of The Nasdaq Stock Market (the “2025 Private Placement”), an aggregate of (i) 43,333 shares (the “2025 Shares”) of the Company’s Class A common stock, (ii) prefunded warrants (the “2025 Prefunded Warrants”) to purchase up to an aggregate of 177,167 shares of Class A Common Stock (the “2025 Prefunded Warrant Shares”), and (iii) warrants (the “2025 Common Warrants” and, together with the 2025 Prefunded Warrants, the “2025 Warrants”) to purchase up to an aggregate of 220,500 shares of Class A Common Stock (the “2025 Common Warrant Shares” and, together with the 2025 prefunded warrant shares, the “2025 Warrant Shares”). The purchase price of each 2025 share and accompanying 2025 common warrant was $12.78, and the purchase price of each 2025 prefunded warrant and accompanying 2025 common warrant was $12.78. The 2025 Private Placement closed on February 21, 2025, and the Company issued the 2025 shares and executed and delivered the 2025 warrants. The gross proceeds from the 2025 Private Placement were approximately $2.8 million, before deducting placement agent fees and other private placement expenses. Each 2025 prefunded warrant has an initial exercise price of $0.0006 per share (subject to adjustments as set forth therein), is immediately exercisable upon issuance and will expire when exercised in full. Each 2025 common warrant has an initial exercise price of $12.78 per share (subject to adjustments as set forth therein), is exercisable six months following the date of issuance and will expire five and a half years from the date of issuance. Pursuant to the Purchase Agreement, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the Securities Exchange Commission (“SEC”) on April 7, 2025 to register the resale of the 2025 Shares and the 2025 prefunded warrant shares. The Registration Statement was declared effective by the SEC on April 24, 2025.

Through December 31, 2025, the holders exercised all of the prefunded warrants. In addition, two of the holders of the 2025 common warrants exercised a total of 147,000 warrants with a total exercise price of $1.9 million.
September 2025 Registered Direct Offering

On September 23, 2025, the Company entered into a placement agency agreement with a placement agent and a securities purchase agreement with certain purchasers, pursuant to which the Company issued and sold, in a registered direct offering, an aggregate of 1,333,333 shares of the Company’s Class A common stock at a price of $3.00 per share. The offering closed on September 24, 2025. The gross proceeds to the Company were approximately $4.0 million, before deducting the Placement Agent’s fees and other offering expenses payable by the Company

At-the-Market Offering (“ATM Program”)

On October 16, 2025, the Company entered into a sales agreement with A.G.P./Alliance Global Partners, pursuant to which the Company could offer and sell shares of its Class A common stock, par value $0.0001 per share, having an aggregate offering price of up to $4.8 million, through an “at the market” offering program (“ATM Program”) in accordance with Rule 415(a)(4) under the Securities Act of 1933, as amended.

During the year ended December 31, 2025, the Company sold 417,956 shares of its Class A Common Stock under the ATM Program for gross proceeds of approximately $1.06 million. The Company paid the sales agent commissions of 3.0% of the gross proceeds, totaling approximately $0.03 million. In addition, the Company incurred professional and other offering expenses of approximately $0.37 million related to the ATM Program. After deducting commissions and offering expenses, the Company received net proceeds of approximately $0.66 million.
Warrants
The Company had equity warrants outstanding of 149,298 and 46,200 as of December 31, 2025 and December 31, 2024, respectively.367328,069328,436
NOTE 13 – STOCK COMPENSATION
The Company has issued grants under two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which a total of 26,627 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 20,833 shares of the Company’s Class A common stock have been approved for issuance. Upon approval of the 2021 Plan in September 2021, any shares remaining available for issuance under the 2014 Plan were cancelled, and all future grants were issued under the 2021 Plan. The 2021 Plan allows for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights or otherwise, to the Company’s officers, directors, employees, and consultants. Prior to the second quarter of 2023, the Company had issued 25,830 shares under the 2021 Plan such that the Company was over the authorized share number.
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

Following is a summary of the option activities during the years ended December 31, 2025 and 2024:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2023	11,615	$199.50	2.09
Granted	—	$—
Exercised	—	$—
Forfeited	(977)	$248.40
Expired	(4,942)	$199.20
Outstanding, December 31, 2024	5,696	$190.80	0.65
Granted	—	$—
Exercised	—	$—
Forfeited	—	$162.00
Expired	(5,324)	$168.15
Outstanding, December 31, 2025	372	$610.85	1.62
Exercisable, December 31, 2025	300	$610.85	1.62
As of December 31, 2025 and December 31, 2024, the stock options had no intrinsic value.
Restricted Stock Units
Under our Equity Incentive Plans, the Company may grant restricted stock units (“RSUs”) to certain employees, contractors, and non-employee directors. Upon granting the RSUs, the Company records a fixed compensation expense equal to the fair market value of the underlying shares of RSUs granted on a straight-line basis over the requisite service period for the RSUs. Compensation expense related to the RSUs is reduced by the fair value of units that are forfeited by employees that leave the Company prior to vesting as they occur. The restricted stock units vest over a range of immediately vested to four-year vesting periods in accordance with the terms of the applicable RSU grant agreement.
The following is a summary of the restricted stock activities during the years ended December 31, 2025 and 2024.

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2023	13,398	$161.10
Granted	533	$31.20
Vested	(4,938)	$203.10
Forfeited	(6,771)	$109.80
Outstanding, December 31, 2024	2,222	$183.00
Granted	0	$—
Vested	(1,223)	$219.29
Forfeited	(288)	$153.11
Outstanding, December 31, 2025	711	$120.91

2024 Grants
During the year ended December 31, 2024, the Company granted 533 RSUs to our now Chairman and former Chief Executive Officer, Michael Pope, in conjunction with his transition to a non-executive member of the Board of Directors.
Warrants
The following is a summary of the warrant activities during the years ended December 31, 2025 and 2024:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding, December 31, 2023	46,200	$197.10	3.72
Granted	—
Exercised	—
Outstanding, December 31, 2024	46,200	$197.10	2.70
Granted	397,667
Contractual increase for share sales	29,598
Exercised	(324,167)
Outstanding, December 31, 2025	149,298	$67.27	1.53
Exercisable, December 31, 2025	149,298	$67.27	1.53
Stock compensation expense
Long-term incentive plan
On August 15, 2024, the Company granted a long-term incentive plan (LTIP) cash award pursuant to its 2021 Equity Incentive Plan to members of the Company’s Board of Directors and senior management. The amount of each award earned will depend on the performance of the Company relative to certain performance targets related to share price appreciation of the Company’s Class A common stock during the respective performance cycles. The LTIP awarded to the Company’s Board of Directors has a performance period ending on March 31, 2025, whereas the LTIP awarded to senior management has three consecutive 12-month performance periods ending June 30, 2025, June 30, 2026, and June 30, 2027. The target payout under the LTIP awarded to the Board of Directors and senior management is $420 thousand and $1.1 million, respectively. If the Company’s performance relative to the performance goal during the performance cycle is not equal to the performance target, the target Cash LTIP Award will be adjusted based on actual performance. The Cash LTIP for the Board of Directors totaled $236 thousand and was paid in May 2025. The earned payout under the LTIP awarded to senior management was $225 thousand for the period ended June 30, 2025. The target payout for senior management over the remaining term is $89 thousand. At no time during the performance cycle shall the payout be less than 1/3 or exceed 3 times the target cash LTIP Award, unless a change of control has occurred. Cash payments are subject to the Company’s compliance with all covenants contained in the Company’s credit facilities in effect at the conclusion of each performance cycle. As amounts earned for the awards are based on changes in the Company’s stock price, the Company will recognize a liability for compensation cost each reporting period based on the fair value as of each reporting date proportionally with the elapsed time at each reporting period. The liability is recognized in other short-term liabilities in the consolidated balance sheets. The Company used a Model Monte Carlo Simulation model to determine the fair value of the LTIP as of December 31, 2025 to be $205 thousand. Key inputs to the valuation of the awards include the stock price as of the award’s effective date and the valuation date, the discount rate, and historical volatility in the Company’s stock price.

December 31, 2025
Common stock issuable upon exercise of warrants
Market value of common stock on measurement date	$1.70
Risk free interest rate (1)	3.50 - 3.53%
Expected life in years	1.50 - 2.50 years
Expected volatility (2)	101 - 187%
(1) The risk-free interest rate was determined by management using the applicable Treasury Bill as of the measurement date.
(2) The historical trading volatility was based on historical fluctuations in stock price for Boxlight.
For the years ended December 31, 2025 and 2024, the Company recorded the following stock compensation expense which is included in general and administrative expense in the Company’s consolidated statement of operations and comprehensive loss (in thousands):

	2025	2024
Stock options	$11	$68
Restricted stock units	262	962
Equity-based Warrants	30	1
Long-term incentive plan	165	358
Total stock compensation expense	$468	$1,389
As of December 31, 2025, there was approximately $0.11 million of unrecognized compensation expense related to unvested options, RSUs, and warrants, which will be amortized over the remaining vesting period. Of that total, approximately $0.06 million is estimated to be recorded as stock compensation expense in 2026.
In connection with the reverse stock split, proportionate adjustments were made to the number of shares of Class A common stock underlying the Company’s outstanding equity awards and equity incentive plans, as well as the applicable exercise or grant prices. Proportionate adjustments were also made to the Company’s outstanding warrants and the conversion rates of its convertible preferred stock. These adjustments did not result in any change to the aggregate intrinsic value of such awards or instruments immediately prior to and following the reverse stock split.
NOTE 14 – OTHER RELATED PARTY TRANSACTIONS
Management Agreements
On November 1, 2022, the Company entered into a consulting agreement with Mark Elliott, former CEO of Boxlight and a current member of the board of directors. The agreement is for Mr. Elliott to provide sales, marketing, management and related consulting services to assist the Company in sourcing and entering into agreements with one or more customers to provide products and services for specified school districts. The Company will pay Mr. Elliott a fixed payment of $4 thousand per month and commissions equal to 15% of gross profit derived by the Company based on total purchase order revenue. The agreement, unless cancelled, will automatically renew on December 31, 2025. For the years ended December 31, 2025 and 2024, the Company paid $137 thousand and $352 thousand under the agreement, respectively.
On January 31, 2018, the Company entered into a management agreement (the “Management Agreement”) with an entity owned and controlled by our now Chairman and former CEO, Michael Pope. The Management Agreement was separate and apart from Mr. Pope’s employment agreement. The Management Agreement was effective as of the first day of the same month that Mr. Pope’s employment with the Company terminates, and for a term of 13 months, Mr. Pope will provide consulting services to the Company including sourcing and analyzing strategic acquisitions, assisting with financing activities, and other services. As consideration for the services provided, the Company will pay a management fee equal to 0.375% of the consolidated net revenues of the Company, payable in monthly installments, not to exceed $250,000 in any calendar year. At his option, Mr. Pope may defer payment until the end of each year and receive payment in the form of shares of Class A common stock of the Company.
On January 4, 2024, Mr. Pope’s employment with the Company terminated. In accordance with the Management Agreement, Mr. Pope is expected to continue providing consulting services to the Company for the subsequent 13 months, with such agreement terminating on February 2025. For the years ended December 31, 2025 and 2024, the Company paid $43 thousand and $250 thousand under the agreement. Mr. Pope continues to serve as a director of the Company.
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
On November 3, 2025, the Company and J.J. Astor entered into an amendment and restatement of the Agreement (the “Restated Agreement”). Under the Restated Agreement, the Company may finance 80% of the purchase of certain finished goods inventory from one of the Company’s manufacturers and suppliers of such inventory up to an aggregate outstanding amount of $9 million, a $3 million increase from the maximum amount under the original Agreement. Each advance under the Restated Agreement remains payable by the Company within 90 days at a rate of $1.0535 per $0.80 advanced. The term of the Restated Agreement is until November 3, 2026, unless mutually extended or earlier terminated by J.J. Astor.
Under the Restated Agreement, J.J. Astor may elect from time to time to convert all or a portion of the amounts owed by the Company into shares of the Company’s common stock, par value $0.001 per share. J.J. Astor can require the Company to register any such shares for public resale with the Securities & Exchange Commission.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. At December 31, 2025 the total amount of such open inventory purchase orders was $18.3 million.
Inventory Financing Arrangement

On November 3, 2025, we entered into an amended and restated inventory finance agreement with J.J. Astor & Co. (the “Inventory Purchaser”), pursuant to which the Inventory Purchaser may, from time to time, finance up to $9.0 million of our finished goods inventory purchases from our contract manufacturers. Under this arrangement, we are required to pay a deposit equal to 20% of the purchase price of the applicable inventory, and the Inventory Purchaser funds the remaining balance directly to the supplier and takes title to the inventory.

We have determined that this arrangement results in the recognition of the financed inventory and a corresponding financing obligation on our consolidated balance sheets, as the risks and rewards of ownership are substantially retained by us during the financing period. Accordingly, financed inventory is included within inventories, net of reserves, and the related payment obligations are presented as related party accounts payable on our consolidated balance sheets.

For each inventory purchase financed under the agreement, we are obligated to pay the Inventory Purchaser an amount equal to the funded purchase amount plus a contractual premium within 90 days of the funding date. The agreement also requires us to pay monthly monitoring fees and provides for additional fees based on unused financing availability. In the event we fail to satisfy our payment obligations when due, the Inventory Purchaser may accelerate amounts owed, impose default interest and penalties, and sell the inventory collateral. We would remain liable for any deficiency resulting from such sale.

The agreement further provides the Inventory Purchaser with the right, at its election, to convert certain outstanding payment obligations into shares of our Class A common stock, subject to ownership limitations and other contractual restrictions.

As of December 31, 2025, the aggregate outstanding obligation under this arrangement was $3.7 million, recorded as related party accounts payable on our consolidated balance sheet. This arrangement represents a form of short-term inventory financing and exposes us to material liquidity, cash flow, and operational risks.

On April 1, 2026, we entered into an amendment to the inventory finance agreement, pursuant to which $556,200 of the outstanding balance was converted into 600,000 shares of common stock (the “Conversion Shares”) at a conversion price of $0.927 per share. Further, the parties agreed that, if the aggregate proceeds from the sale of the Conversion Shares are less than $556,200, the Company shall pay the shortfall in cash within five trading days. Michael Pope, Chairman of the Company’s Board of Directors, and its former president and chief executive officer, is the chief executive officer of J.J. Astor. J.J. Astor is beneficially owned, directly or indirectly, by a private investment fund managed by Mr. Pope.

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
NOTE 16 – CUSTOMER AND SUPPLIER CONCENTRATION
Significant customers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.
For the years ended December 31, 2025 and December 31, 2024, the Company’s revenues were not concentrated with one or more customers.
For the years ended December 31, 2025 and December 31, 2024, the Company’s purchases were concentrated among one vendor.

Vendor	Total purchases from the vendor as a percentage of total cost of revenues for the year ended December 31, 2025	Accounts payable (prepayment) to the vendor as of December 31, 2025 (in thousands)	Total purchases from the vendors as a percentage of total cost of revenues for the year ended December 31, 2024	Accounts payable (prepayment) to the vendors as of December 31, 2024 (in thousands)
1	39%	$13,007	51%	$16,059
The Company believes there are numerous other suppliers that could be substituted should the above supplier become unavailable or non-competitive.

NOTE 17 - SEGMENTS
Information about our Company’s operations by operating segment is shown in the following tables (in thousands):

	Year Ended December 31, 2025
	Americas	EMEA	Rest of World	Eliminations and Adjustments (1)	Total

Revenues, net	$51,717	$58,355	$1,185	$(2,011)	$109,246
Less (2)
Cost of sales	37,499	39,123	421	(1,426)	75,617
Segment gross profit	14,218	19,232	764	(585)	33,629

Less (2)
General and administrative expenses	19,830	15,230	394	0	35,454
Depreciation and amortization	2,629	7,651	0	0	10,280
Research and development expenses	4,129	800	0	(660)	4,269
Interest expense	9,726	306	—	—	10,032
Income tax (benefit) expense	(1,239)	319	—	—	(920)
Other segment items (3)	(678)	(739)	3	(262)	(1,676)
Net Loss	$(20,179)	$(4,335)	$367	$337	$(23,810)
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

	Year Ended December 31, 2024
	Americas	EMEA	Rest of World	Eliminations and Adjustments (1)	Total

Revenues, net	$65,514	$73,858	$593	$(4,072)	$135,893
Less (2)
Cost of sales	41,024	50,770	399	(3,241)	88,952
Segment gross profit	24,490	23,088	194	(831)	46,941

Less (2)
General and administrative expenses	25,295	16,043	418	—	41,756
Depreciation and amortization	4,338	16,164	7	20	20,529
Research and development expenses	4,140	775	—	(789)	4,126
Interest expense	10,243	9	—	—	10,252
Income tax (benefit) expense	(2,430)	585	-64	—	(1,909)
Other segment items (3)	(149)	594	—	77	$522
Net Loss	$(16,947)	$(11,082)	$(167)	$(139)	$(28,335)
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

	December 31, 2025	December 31, 2024
Identifiable Assets
Americas	$40,329	$50,318
EMEA	55,833	63,863
Rest of World	1,381	1,124
Total Identifiable Assets	$97,543	$115,305
NOTE 18 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Executive departure

On January 27, 2026, the Company implemented a planned leadership transition as part of its ongoing operational and strategic initiatives. In connection with this transition, Jens Holstebro stepped down from his role as Executive Vice President and General Manager of the Americas. Mr. Holstebro’s departure was treated as a termination without “cause” pursuant to his Employment Agreement dated February 26, 2024.

Under the terms of the agreement, Mr. Holstebro is entitled to receive accrued obligations and severance benefits, including 12 months of base salary and certain continued benefits, subject to the terms of the agreement and his execution of a release of claims. The estimated severance and related obligations associated with this transition were accrued in the Company’s consolidated financial statements as of December 31, 2025.

On February 17, 2026, Dale Strang stepped down as Chief Executive Officer and member of the Board of Directors as part of a planned leadership transition. Mr. Strang’s departure was treated as a termination without "cause" under his Employment Agreement dated September 30, 2024.

Under the terms of his Employment Agreement, Mr. Strang is entitled to receive accrued obligations and severance benefits, including 12 months of base salary, any earned fiscal year 2026 annual cash incentive bonus, subject to the terms of the agreement and his execution of a release of claims. The estimated severance and related obligations associated with this transition were accrued in the Company’s consolidated financial statements as of December 31, 2025.

NASDAQ Board Independence Listing Rule

Mr. Strang’s resignation from the Board of Directors is expected to restore the Company’s compliance with the NASDAQ Listing Rule requiring a majority of independent directors.

At-the-Market Offering (“ATM Program”)

Subsequent to December 31, 2025, the Company sold the remaining shares available under the “at the market offering” program (“ATM Program”). In total, the Company sold 2,472,070 shares of Class A Common Stock under the program for aggregate proceeds of approximately $4.6 million, after deducting sales agent commissions of $0.14 million but before offering expenses, thereby fully exhausting the capacity of the program.

Potential-Tariff-Refunds

The Company imports certain materials and products that are subject to U.S. government tariffs and import duties. Subsequent to year‑end, a federal court ordered the U.S. government to begin refunding certain tariffs. The Company believes that some of the tariffs it has paid may be eligible for refund; however, the amount and timing of any potential refunds are uncertain. Accordingly, the Company has not recorded any benefit related to possible tariff refunds.

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
Notwithstanding the existence of the material weaknesses, we believe that the consolidated financial statements included in this Annual Report fairly present in accordance with U.S. GAAP, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in this Annual Report.
Limitations on the Effectiveness of Controls
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.
Management’s Report on Internal Control Over Financial Reporting
Our principal executive officer and our principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO"). Based upon such assessment and due to the existence of the material weaknesses in our internal control over financial reporting described below, our principal executive officer and our principal accounting and financial officer have concluded that, as of December 31, 2025, our internal control over financial reporting was not effective, including:
•Our written policies and procedures over accounting transaction processing and period end financial close and reporting and our formal internal assessment are limited which has resulted in ineffective oversight in the establishment of proper monitoring controls over accounting and financial reporting; and
•We lacked sufficient review of certain financial transactions and critical financial spreadsheets, such that a proper review had not been performed by someone other than the preparer, and that process documentation is lacking for review and monitoring controls over accounting and financial reporting as well as evaluation of completeness and accuracy of information used in the financial reporting process. In addition, the Company has certain incompatible responsibilities for certain individuals within our general technology controls environment.

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
In light of the material weakness described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this Annual Report fairly present in accordance with U.S. GAAP, in all material respects, our financial condition, results of operations, and cash flows for the periods presented in this Annual Report.
Changes in Internal Control Over Financial Reporting
Other than the material weaknesses identified related to our general technology control environment and maintaining evidence of certain revenue transactions described above and the related remediation activities, there were no changes made in the internal controls over financial reporting for the year ended December 31, 2025 that have materially affected our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Dismissal of Independent Registered Public Accounting Firm

On September 17, 2025, Boxlight Corporation (the “Company”) notified Forvis Mazars, LLP (“Forvis”) of its dismissal, effective immediately, as the Company’s independent registered public accounting firm. The decision to change the independent registered public accounting firm was made by the Audit Committee (the “Committee”) of the Board of Directors of the Company.
Forvis’s audit reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2024 and December31, 2023 did not contain an adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles. Forvis’s audit reports for the fiscal years ended December 31, 2024 and December 31, 2023 do, however, contain an expression of substantial doubt regarding the Company’s ability to continue as a going concern.
During the Company’s two most recent fiscal years and the subsequent interim period through September 17, 2025, there were no: (i) disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission (the “SEC”), between the Company and Forvis on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Forvis, would have caused Forvis to make reference to the subject matter of the disagreements in connection with its audit report on the Company’s consolidated financial statements; or (ii) reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

Engagement of New Independent Registered Public Accounting Firm

On September 17, 2025, the Audit Committee approved the engagement of Cherry Bekaert LLP (“Cherry Bekaert”), effective immediately, as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2025.

During the Company’s two most recent fiscal years and the subsequent interim period through September 17, 2025, neither the Company, nor anyone on its behalf, consulted Cherry Bekaert regarding (A) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company by Cherry Bekaert that Cherry Bekaert concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (B) any matter that was either (i) the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or (ii) a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

Amended and Restated Bylaws

On April 14, 2026, our Board of Directors approved an amendment (the “Bylaws Amendment”) to the Amended and Restated Bylaws of the Company (the “Bylaws”), effective immediately. The Bylaws were amended in order to remove references to a classified board in order to align the bylaws with the Company’s ongoing governance practices and provide for annual elections for all Board of Directors appointments.

The foregoing description of the Bylaws Amendment is qualified in its entirety by reference to the full text of the Bylaws Amendment, a copy of which is filed with this Annual Report on Form 10-K as Exhibit 3.2.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders. A copy of the Company’s insider trading policy is filed as Exhibit 19 to this Form 10-K.
ITEM 11 EXECUTIVE COMPENSATION
The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders.
The independent registered public accounting firm is Cherry Bekaert LLP (PCAOB Firm ID No. 00677) located in Atlanta, Georgia.

PART IV
[ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES]

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report

Exhibit No.	Description of Exhibit
3.1	Eleventh Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-204811) filed on December 15, 2016).

3.2	Amended and Restated Bylaws, adopted as of April 14, 2026 (filed herewith as Exhibit 3.2)

3.3	Certificate of Change to Articles of Incorporation of Boxlight Corporation, effective June 14, 2023 (1-for-8 Reverse Stock Split)

3.4
Certificate of Change to the Certificate of Incorporation of Boxlight Corporation (1-for-5 Reverse Stock Split), filed with the Securities and Exchange Commission on February 12, 2025, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 12, 2025.

3.5
Certificate of Change to the Certificate of Incorporation of Boxlight Corporation (1-for-6 Reverse Stock Split), incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2025.

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

4.4	Form of Certificate of Designation for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 25, 2020).

4.5	Form of Certificate of Designations for Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed September 25, 2020).

4.6
Form of Amended and Restated Certificate of Designations for Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the period ended September 30, 2020).

4.7	Amendment to Certificate of Designation of Series B Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 3, 2025.

4.8
Form of Amended and Restated Certificate of Designations for the Series C Convertible Preferred Stock (incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2020).

4.9	Form of Warrant, dated December 31, 2021, issued to WhiteHawk Finance LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8- K filed January 5, 2022).

4.10	Description of Securities, as restated to reflect the reverse stock splits, filed herewith.

4.11	Form of Pre-Funded Warrant, dated July 22, 2022, issued to an accredited institutional investor (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8- K filed July 26, 2022).

4.12	Form of Warrant, dated July 22, 2022, issued to an accredited institutional investor (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8- K filed July 26, 2022).

4.13	2025 Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8- K filed February 21, 2025).

4.14	Form of Pre-Funded Warrant issued in connection with the February 2025 private placement, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 21, 2025.

4.15	Amendment to Certificate of Designation (Series B Preferred Stock) (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8- K filed February 21, 2025).

4.16	Amendment to Certificate of Designation (Series C Preferred Stock) (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8- K filed February 21, 2025).

4.17	Form of Common Warrant issued in connection with the February 2025 private placement, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 21, 2025.

10.1
Employment Agreement, dated January 1, 2019, between Sahara Presentation Systems PLC and Shaun Marklew (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed November 30, 2020).†

10.2
Deed of variation, dated September 24, 2020, between Sahara Presentation Systems PLC and Shaun Marklew (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed November 30, 2020).

10.3
Share Purchase Agreement, dated March 19, 2021, between Sahara Holdings Ltd., Clevertouch BV and Karel Callens (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 13, 2021).

10.4	Boxlight Corporation 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on October 14, 2021).†

10.5
Membership Interest Purchase Agreement dated October 29, 2021, between Boxlight Corporation, Boxlight Inc., FrontRow Calypso LLC, Phonic Ear Inc. and Calypso Systems LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 1, 2021).

10.6
Credit Agreement dated December 31, 2021, between Boxlight Corporation, its subsidiaries, Whitehawk Finance LLC., and White Hawk Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 5, 2022).

10.7
Amendment to Credit Agreement, dated April 4, 2022, between Boxlight Corporation, its subsidiaries, Whitehawk Finance LLC and White Hawk Capital Partners, LP (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 4, 2022).

10.8
Amended and Restated Fee Letter, dated April 4, 2022, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed April 4, 2022).

10.9	Employment Agreement, dated June 13, 2022, between Boxlight Corporation and Greg Wiggins (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 14, 2022).†

10.10
Second Amendment to Credit Agreement (including Exhibit A), dated June 21, 2022, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 27, 2022).

10.11
Securities Purchase Agreement dated July 22, 2022, between Boxlight Corporation and an accredited institutional investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 26, 2022).

10.12
Third Amendment to Credit Agreement, dated April 24, 2023, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC.(Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 26, 2023)

10.13
Notice of Borrowing, dated April 24, 2023, from Boxlight Corporation addressed to Whitehawk Capital Partners, LP. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 26, 2023)

10.14
Fourth Amendment to the Credit Agreement, dated June 26, 2023, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC. (incorporated by reference to exhibit 10.4 to the quarterly report on Form 10-Q filed August 9, 2023.

10.15	Fifth Amendment to Credit Agreement, dated March 14, 2024, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC.*

10.16
Sixth Amendment to the Credit Agreement, dated April 19, 2024, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC. (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed April 23, 2024.

10.17
Seventh Amendment and Waiver to Credit Agreement, dated August 12, 2024, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC (incorporated by reference to exhibit 10.3 to the Quarterly Report on Form 10-Q filed August 13, 2024).

10.18
Waiver to Credit Agreement, dated November 14, 2024, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC (incorporated by reference to exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 14, 2024)

10.19
Eighth Amendment and Waiver to Credit Agreement, dated March 24, 2025, incorporated by reference to Exhibit 10.89 to the Company’s Form 10-K/A for the fiscal year ended December 31, 2024 filed May 12, 2025.

10.20
Forbearance Agreement and Ninth Amendment and Waiver to Credit Agreement, dated August 13, 2025, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed August 14, 2025.

10.21
Forbearance Agreement and Tenth Amendment and Waiver to Credit Agreement, dated December 2, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 2, 2025.

10.22	Eleventh Amendment to Credit Agreement, dated December 18, 2025, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 18, 2025.

10.23	Waiver to Credit Agreement, dated March 27, 2026, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC

10.24	Placement Agent Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8- K filed February 21, 2025).

10.25	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8- K filed February 21, 2025).

10.26
Inventory Finance Agreement, dated May 27, 2025, by and between Boxlight Corporation and J.J. ASTOR & CO., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed August 14, 2025.

10.27
Amendment to Inventory Finance Agreement, dated November 3, 2025, by and between Boxlight Corporation and J.J. ASTOR & CO., incorporated by reference to Exhibit 9.0 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 filed November 14, 2025.

10.28	Amended and Restated Agreement between the Company and J.J. Astor dated April 1, 2026

10.29	Placement Agency Agreement, dated September 23, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2025.

10.30	Securities Purchase Agreement, dated September 23, 2025, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2025.

10.31	Agreement relating to Series B and Series C Preferred Stock, dated October 1, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2025.

10.32
Employment Agreement, dated September 29, 2025 and effective October 8, 2025, by and between Boxlight Corporation and Ryan Zeek, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2025.†

10.33
Employment Agreement dated September 30, 2024 between Boxlight Corporation and Dale Strang, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2025.†

10.34	Boxlight Corporation 2021 Cash Long-Term Incentive Award Plan for Dale Strang, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 18, 2025.†

10.35
Employment Agreement dated February 26, 2024 (effective March 1, 2024), by and between Boxlight Corporation and Jens Holstebro, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 16, 2026.†

10.36	Boxlight Corporation 2021 Cash Long-Term Incentive Award Plan for Jens Holstebro, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 16, 2026.†

14.1	Code of Business Conduct and Ethics *(Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed March 16, 2023)

16.1	Letter of FORVIS, LLP, dated June 2, 2022 to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed June 2, 2022.)

19.1	Amended and Restated Insider Trading Policy (Incorporated by reference to Exhibit 10.81 to the Annual Report on Form 10-K filed March 16, 2023)

21.1	Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed March 16, 2023)

23.1	Consent of Forvis Mazars, LLP*

23.2	Consent of Cherry Bekaert, LLP*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Clawback Policy adopted April 5, 2024 (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q filed on May 8, 2024).

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

________________________________
*Filed herewith.
**Furnished herewith
†Management contract or compensatory plan or arrangement
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

BOXLIGHT, CORPORATION
(Registrant)

By:	/s/ Michael R. Pope
Michael R. Pope
Executive Chairman
Principal Executive Officer
Date: April 15, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Pope	Executive Chairman	April 15, 2026
Michael R. Pope	(Principal executive officer)

/s/ Ryan J. Zeek	Chief Financial Officer	April 15, 2026
Ryan J. Zeek	(Principal financial and accounting officer)

/s/ Carine Clark	Director	April 15, 2026
Carine Clark

/s/ Peter Fittin	Director	April 15, 2026
Peter Fittin

/s/ Tiffany Kuo	Director	April 15, 2026
Tiffany Kuo

/s/ Mark Elliott	Director	April 15, 2026
Mark Elliott