Form 10-Q
period 2026-03-31
Boxlight Corp
filed 2026-05-15
CIK 1624512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s Class A common stock on May 11, 2026 was 4,001,707.

BOXLIGHT CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Boxlight Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the three months ended March 31, 2026 and 2025
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues, net	$22,442	$22,423
Cost of revenues	15,503	14,380
Gross profit	6,939	8,043

Operating expense:
General and administrative	8,351	7,576
Depreciation and amortization	2,556	2,463
Research and development	936	912
Total operating expense	11,843	10,951

Loss from operations	(4,904)	(2,908)

Other (expense) income:
Interest expense, net	(1,274)	(2,487)
Other income (expense), net	(700)	653
Loss on warrant issuance	—	(578)
Change in fair value of derivative liabilities	(32)	(9)
Change in fair value of common warrants	—	1,936
Total other expense	(2,006)	(485)
Loss before income taxes	$(6,910)	$(3,393)
Income tax benefit (expense)	385	150
Net loss	$(6,525)	$(3,243)
Fixed dividends - Series B Preferred	(317)	(317)
Net loss attributable to common stockholders	$(6,842)	$(3,560)

Comprehensive loss:
Net loss	$(6,525)	$(3,243)
Other comprehensive income (loss):
Foreign currency translation adjustment	(138)	570
Total comprehensive loss	$(6,663)	$(2,673)

Net loss per share of Class A common stock – basic and diluted	$(2.25)	$(8.45)

Weighted average number of shares of Class A common stock outstanding – basic and diluted	3,038,178	421,541
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Balance Sheets
As of March 31, 2026 and December 31, 2025
(in thousands, except share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,888	$9,370
Accounts receivable – trade, net of allowances for credit losses of $915 and $1,055	13,814	15,358
Inventories, net of reserves	36,616	38,126
Prepaid expenses and other current assets	8,170	6,624
Total current assets	65,488	69,478

Property and equipment, net of accumulated depreciation	1,680	1,770
Operating lease right of use asset	6,636	7,009
Intangible assets, net of accumulated amortization	14,515	17,080
Deferred tax assets, net	1,466	1,472
Other assets	883	734
Total assets	$90,668	$97,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$20,180	$22,786
Accounts payable and accrued expenses - related party	3,090	3,699
Short-term debt	1,274	1,274
Operating lease liabilities, current	1,638	1,741
Deferred revenues, current	8,982	9,273
Derivative liabilities	2	5
Derivative liabilities - related party	511	476
Other short-term liabilities	4,550	3,598
Total current liabilities	40,227	42,852

Deferred revenues, non-current	14,173	14,849
Long-term debt	32,866	32,877
Operating lease liabilities, non-current	5,354	5,650
Other long-term liabilities	59	60
Total liabilities	92,679	96,288

Stockholders’ deficit:
Preferred Series A stock, $0.0001 par value, 50,000,000 shares authorized; 167,972 shares issued and outstanding, at March 31, 2026 and December 31, 2025, respectively	—	—
Preferred Series B stock, $0.0001 par value, 1,586,620 shares issued and outstanding, at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 4,166,667 shares authorized; 3,401,707 and 1,370,010 Class A shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	158,520	155,123
Accumulated deficit	(162,945)	(156,420)
Accumulated other comprehensive income	2,414	2,552
Total stockholders’ (deficit) equity	(2,011)	1,255

Total liabilities and stockholders’ equity	$90,668	$97,543
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the three months ended March 31, 2026
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of December 31, 2025	167,972	—	1,586,620	—	1,370,010	—	155,123	2,552	(156,420)	1,255

Shares issued for:

ATM Program	—	—	—	—	2,031,697	—	3,682	—	—	3,682

Stock compensation	—	—	—	—	—	—	32	—	—	32

Foreign currency translation	—	—	—	—	—	—	—	(138)	—	(138)

Fixed dividends Preferred Series B	—	—	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	—	—	(6,525)	(6,525)

Balance as of March 31, 2026	167,972	$—	1,586,620	$—	3,401,707	$—	$158,520	$2,414	$(162,945)	$(2,011)
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2025
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2024	167,972	$—	—	$—	328,436	$—	$119,487	$227	$(132,610)	$(12,896)

Adjustment to beginning balance	—	—	—	—	(367)	—	—	—	—	—

Balance as of December 31, 2024 - as adjusted	167,972	$—	—	$—	328,069	$—	$119,487	$227	$(132,610)	$(12,896)

Shares issued for:

Vesting of restricted share units	—	—	—	—	322	—	—	—	—	—

Reverse stock split fractional adjustment	—	—	—	—	6	—	—	—	—	—

Stock compensation	—	—	—	—	—	—	71	—	—	71

Proceeds from issuance of common stock	—	—	—	—	43,333	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	—	—	570	—	570

Fixed dividends Preferred Series B	—	—	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	—	—	(3,243)	(3,243)

Balance as of March 31, 2025	167,972	$—	—	$—	371,730	$—	$119,241	$797	$(135,853)	$(15,815)
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2026 and 2025
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(6,525)	$(3,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt premium, discount and issuance cost	(11)	530
Provision for credit losses	1	(32)
Paid-in-kind accrual on short-term debt	—	150
Changes in deferred tax assets and liabilities	6	(10)
Change in allowance for sales returns and volume rebates	(1,533)	(947)
Change in fair value of common warrants	—	(1,936)
Change in inventory reserve	(93)	(699)
Change in fair value of derivative liabilities	32	9
Stock compensation expense	163	169
Depreciation and amortization	2,556	2,463
Loss on warrant issuance	—	578
Change in right of use assets and lease liabilities	(306)	(303)
Changes in operating assets and liabilities:
Accounts receivable – trade	1,331	1,138
Inventories	1,210	6,354
Prepaid expenses and other current assets	(512)	(1,411)
Other assets	(155)	41
Accounts payable and accrued expenses	(2,580)	(7,269)
Other short-term liabilities	2,003	265
Other liabilities	66	165
Deferred revenues	(702)	(691)
Net cash used in operating activities	$(5,049)	$(4,680)

Cash flows from investing activities:
Purchases of furniture and fixtures, net	(42)	(127)
Net cash used in investing activities	$(42)	$(127)

Cash flows from financing activities:
Proceeds from short-term debt	—	2,500
Principal payments on short-term debt	—	(710)
Net change in related party accounts payable-inventory financing	(609)	—
Proceeds from the ATM Program	3,682	2,818
Net cash provided by (used in) financing activities	$3,073	$4,608

Effect of foreign currency exchange rates	(464)	269

Net increase (decrease) in cash and cash equivalents	(2,482)	70

Cash and cash equivalents, beginning of the period	9,370	8,007

Cash and cash equivalents, end of the period	$6,888	$8,077

Supplemental cash flow disclosures:

Cash paid for income taxes	$188	$656
Cash paid for interest	$867	$1,687

Non-cash investing and financing transactions:
Addition of operating lease liabilities	$186	$—
Cash dividends declared to Series B Preferred stockholders	$317	$317
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
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited condensed consolidated financial statements include the accounts of Boxlight and its direct and indirect wholly owned subsidiaries (collectively, the “Company”, “we”, “us”, and “our”). All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim unaudited condensed consolidated financial information and interim financial reporting guidelines and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete condensed consolidated financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2025 and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”). Certain information and note disclosures normally included in consolidated financial statements have been condensed. The December 31, 2025 balance sheet included herein was derived from the Company’s audited consolidated financial statements, but does not include all disclosures, including notes, required by GAAP for complete financial statements.
ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Note 1 in the Notes to the Consolidated Financial Statements for 2025 contained in the 2025 Annual Report filed with the SEC on April 15, 2026, describes the significant accounting policies that the Company used in preparing its condensed consolidated financial statements. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to reserves for inventory obsolescence; the recoverability of deferred tax assets; the fair value and recoverability of intangible assets; the fair value of warrants, the relative stand-alone selling prices of goods and services; variable consideration; and long-term incentive plans. The Company bases estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.
REVERSE STOCK SPLIT
In order to maintain compliance with NASDAQ Listing Rule 5550(a)(2) (the “Bid Price Rule”) and to manage its continued listing on Nasdaq, on December 16, 2025, the Company filed a Certificate of Change with the Nevada Secretary of State to effect a 1-for-6 reverse stock splits of its Class A common stock, which became effective on December 22, 2025. Following the December 2025 1-for-6 reverse stock split, the authorized shares of Class A common stock were adjusted to 4,166,667 shares, while the authorized shares of Class B common stock and Preferred Stock remained unchanged. The par value of the common stock was not adjusted. Following the reverse split, all Class A common share and per share amounts for all periods presented in the consolidated financial statements and the notes to the consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split. The quantity of Class A common stock equivalents and the conversion and exercise ratios were adjusted for the effect of the reverse stock split for warrants, stock compensation arrangements, and the conversion features on preferred shares.

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

Historically, the Company has funded its operations through cash flows from operations, debt financing, and equity financing. As of March 31, 2026, the Company had cash and cash equivalents of $6.9 million and working capital of $25.3 million. The Company has incurred operating losses in recent periods, and as of March 31, 2026, had an accumulated deficit of $162.9 million.

The Company’s management has concluded as of March 31, 2026 that, due to uncertainties surrounding the Company’s ability to amend or refinance its current debt agreements and the uncertainty as to whether it will have sufficient liquidity to fund its business activities, substantial doubt exists as to its ability to continue as a going concern. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

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

Based on the Company’s current forecasts, without additional financing, the Company anticipates that it will not have sufficient cash and cash equivalents to repay amounts due under the Whitehawk Capital Partners Credit Agreement at maturity on April 1, 2027. Management plans to seek additional liquidity from other lenders and capital markets. There can be no assurance that the Company’s management will be able to affect financing on acceptable terms or repay this outstanding indebtedness, when required, or if at all. The consolidated financial statements included in this Form 10-Q do not include any adjustments that might result from the outcome of the Company’s efforts to address these issues.

Furthermore, if the Company cannot raise capital on acceptable terms, it may not, among other things, be able to:

•Continue to expand the Company’s research and product investments and sales and marketing organization;
•Respond to competitive pressures or unanticipated working capital requirements.

RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The company determined that its arrangement with J.J. Astor is accounted for as a product financing arrangement under ASC 470-40. The Company recognizes a Related Party Account Payable and the corresponding inventory on the balance sheet. Accordingly, the Company reclassified certain amounts previously reported in the consolidated statement of cash flows included in its Annual Report on Form 10-K for the year ended December 31, 2025 to conform to the current period presentation. The reclassifications reflect the presentation of cash flows associated with the J.J. Astor inventory financing arrangement within financing activities rather than operating activities.
The Company has evaluated these reclassifications in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, Financial Accounting Standards Board (“FASB”) Concepts Statement No. 2, Qualitative Characteristics of Accounting Information, and SAB No. 99- Materiality, and determined it was not necessary to amend its previously issued fiscal year condensed consolidated financial statements upon overall considerations of both quantitative and qualitative factors. The reclassifications had no impact on the Balance Sheets, the Statement of Operations and Comprehensive Loss, or Statement of Changes in Stockholders’ (Deficit) Equity for the prior year ended, December 31, 2025.
The following table summarizes the reclassification adjustments made to the Company’s previously issued consolidated statement of cash flows for the period presented below (in thousands):

	For the year ended December 31, 2025
	As Reported	Adjustment	As Revised
Cash flows from operating activities
Accounts payable and accrued expenses - related party	$3,699	$(3,699)	$—

Cash flows from financing activities:
Net change in related party accounts payable-inventory financing	$—	$3,699	$3,699
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, accounts receivable and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value.
The Company has determined that the estimated fair value of debt is approximately $26.8 million while the carrying value, excluding premiums, discounts, and issuance costs, is approximately $32.2 million. The fair value of debt was estimated using market rates the Company believes would be available for similar types of financial instruments and represents a Level 2 measurement.
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

There were no transfers into or out of Level 3 measurements in the first quarter of 2026. Transfers into Level 3 measurements during the three months ended March 31, 2025 of approximately $1.5 million were related to the 2025 Common Warrants.
The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of March 31, 2026
Common Warrants Liabilities	$—	$—	$2,002	$2,002
Derivative liabilities - warrant instruments	—	—	2	2
Derivative liabilities - related party	—	—	511	511
Long-term incentive plan	$—	$—	$206	$206

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of December 31, 2025
Common Warrants Liabilities	$—	$—	$2,002	$2,002
Derivative liabilities - warrant instruments	—	—	5	5
Derivative liabilities - related party	—	—	476	476
Long-term incentive plan	$—	$—	$205	$205
The following tables reconcile the beginning and ending balances of the warrant instruments and long-term incentive plan within Level 3 of the fair value hierarchy, respectively:

	Common Warrants Liabilities (in thousands)	Derivative Liabilities (in thousands)	Related Party Derivative Liabilities (in thousands)	Long-term incentive plan (in thousands)
Balance, December 31, 2025	$2,002	$5	$476	$205
Issuance during period	—	—	—	105
Amount paid in period	—	—	—	(37)
Change in fair value	—	(3)	35	(67)
Balance, March 31, 2026	$2,002	$2	$511	$206

	Common Warrants Liabilities (in thousands)	Derivative Liabilities (in thousands)	Related Party Derivative Liabilities (in thousands)	Long-term incentive plan (in thousands)
Balance, December 31, 2024	$—	$1	$—	$358
Common warrants issuance on February 21, 2025	3,396	—	—	—
Reclass to accrued expenses	—	—	—	(236)
Change in fair value	(1,936)	9	—	67
Balance, March 31, 2025	$1,460	$10	$—	$189
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
For the three months ended March 31, 2026, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 0.3 thousand shares from options to purchase shares of common stock, 0.4 thousand of unvested restricted shares, and 0.1 million shares issuable upon exercise of warrants. For the three months ended March 31, 2025, potentially dilutive securities that were not included in the diluted per share calculation because they would be anti-dilutive comprise 5.7 thousand shares from options to purchase shares of common stock and 2.0 thousand of unvested restricted stock units as well as 0.5 million shares of Class A common stock issuable upon exercise of warrants. Additionally, potentially dilutive securities of 14.6 thousand from the assumed conversion of Preferred Stock are excluded from the denominator because they would be anti-dilutive.
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
The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying condensed consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying condensed consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company had no material contract assets as of March 31, 2026 or December 31, 2025. During the three months ended March 31, 2026 and March 31, 2025, respectively, the Company recognized $1.5 million and $1.9 million of revenue that was included in the deferred revenue balance as of December 31, 2025 and December 31, 2024, respectively.
Variable Consideration
The Company’s otherwise fixed consideration may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly for “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering or otherwise determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company provides rebates to certain customers based on the achievement of certain sales targets. The provision for rebates is estimated based on customers’ contracted rebate programs and our historical experience of rebates paid. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the most likely method based on historical experience and are measured at each reporting date. There was no material revenue recognized in the three months ended March 31, 2026 related to changes in estimated variable consideration that existed at December 31, 2025.
Remaining Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of March 31, 2026 and December 31, 2025, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $23.2 million and $24.1 million, respectively. The Company expects to recognize revenue on approximately 39% of the remaining performance obligations during the next 12 months, 28% in the following 12 months, 19% in the 12 months ended March 31, 2029, 11% in the 12 months ended March 31, 2030, with the remaining 3% recognized thereafter.
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

	Three Months Ended March 31,
	(in thousands)
	2026	2025
Product revenue	$20,559	$21,643
Service revenue	1,883	780
Total revenues, net	$22,442	$22,423
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
Certain sales commissions incurred by the Company are determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would be recognized over a period that is one year or less, the Company has elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Total deferred commissions, net of accumulated amortization, as of March 31, 2026 and December 31, 2025 were both less than $0.5 million, respectively.
The Company has not historically incurred any material fulfillment cost that meet the criteria for capitalization.
SEGMENT REPORTING
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and in assessing performance. Our CODM is our Executive Committee.
The Company’s operations are organized, managed and classified into three reportable segments – Europe, Middle East, and Africa (“EMEA”), North and Central America (the “Americas”) and all other geographic regions (“Rest of World”). Our EMEA segment consists of the operations of Sahara Holding Limited and its subsidiaries (the “Sahara Entities”). Our Americas segment consists primarily of the operations of Boxlight, Inc. and its subsidiaries, and the Rest of World segment consists primarily of the operations of Boxlight Australia, PTY LTD (“Boxlight Australia”).
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
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, to improve the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt-Debt with Conversion and Other Options. The Company adopted ASU 2024-04 effective January 1, 2026. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
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
NOTE 2 – ACCOUNTS RECEIVABLE - TRADE
Accounts receivable consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	2026	2025

Accounts receivable – trade	$14,729	$16,413
Allowance for credit losses	(915)	(1,055)
Accounts receivable - trade, net of allowances	$13,814	$15,358
NOTE 3 – INVENTORIES
Inventories consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	2026	2025

Finished goods	$38,500	$40,103
Spare parts	571	571
Reserve for inventory obsolescence	(2,455)	(2,548)
Inventories, net	$36,616	$38,126
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	2026	2025

Prepayments to vendors	$3,059	$625
Prepaid licenses and other	5,111	5,999
Prepaid expenses and other current assets	$8,170	$6,624
Prepaid expenses and other current assets as of March 31, 2026 and December 31, 2025 are net of reserves of $1.4 million related to vendor receivables.

NOTE 5 – INTANGIBLE ASSETS
Intangible Assets
Intangible assets consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	Useful lives	2026	2025
INTANGIBLE ASSETS
Patents	4-10 years	$100	$100
Customer relationships	8-15 years	50,225	50,973
Technology	3-5 years	8,551	8,615
Non-compete	3 years	391	391
Tradenames	2-10 years	12,558	12,659
Intangible assets, at cost		71,825	72,738
Accumulated amortization		(57,310)	(55,658)
Intangible assets, net of accumulated amortization		$14,515	$17,080
For the three months ended March 31, 2026 and 2025, the Company recorded amortization expense of $2.5 million and $2.3 million, respectively. Changes to gross carrying amount of recognized intangible assets due to translation adjustments include approximately $0.1 million as of March 31, 2026. No changes in the gross carrying amount of recognized intangible assets were due to translation adjustments as of December 31, 2025. As of December 31, 2025, the Company’s patent and non-compete intangible assets were fully amortized.
NOTE 6 – LEASES
The Company has entered into various operating leases for certain offices, support locations and vehicles with terms extending through December 2038. Generally, these leases have initial lease terms of five years or less.
As of March 31, 2026, the Company had no leases classified as finance leases. The Company is currently not a lessor in any lease arrangement.
Operating lease expense was $501 thousand and $583 thousand for the three months ended March 31, 2026 and 2025, respectively. Variable and short-term lease cost was $404 thousand and $323 thousand for the three months ended

March 31, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of lease liabilities was $517 thousand and $599 thousand for the three months ended March 31, 2026 and 2025, respectively.
Future maturities of the Company’s operating lease liabilities are summarized as follows (in thousands):

Fiscal year ended,	(in thousands)
2026	$1,268
2027	1,367
2028	1,035
2029	900
2030	826
Thereafter	5,285
Total lease liabilities	10,681
Less: Imputed interest	(3,689)
Present value of lease liabilities	$6,992
The following is supplemental lease information as of March 31, 2026 and December 31, 2025:

	2026	2025
Weighted-average remaining lease term (years)	9.8	9.9
Weighted-average discount rate	9.4%	9.5%
NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	2026	2025
Accounts payable	$15,110	$17,108
Accounts payable - related party	3,090	3,699
Accrued expenses and other	5,070	5,454
Other	—	224
Accounts payable and accrued expenses	$23,270	$26,485
NOTE 8 – DEBT
The following is a summary of the Company’s debt as of March 31, 2026 and December 31, 2025 (in thousands):

	2026	2025
Debt – Third Parties
Note payable - Whitehawk	32,243	32,243
Total debt	32,243	32,243
Less: Premium, discount and issuance costs	(1,897)	(1,908)
Current portion of debt	1,274	1,274
Long-term debt	$32,866	$32,877
Total debt (net of premium, discount and issuance costs)	$34,140	$34,151

Interest expense, net was $1.3 million and $2.5 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
Debt - Third Parties:
Whitehawk Finance LLC

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
Pursuant to the March 2026 Forbearance Agreement, the Lenders waived the underlying borrowing base defaults for January and February 2026. Pursuant to the May 2026 Forbearance Agreement, the Lenders granted a limited waiver of the borrowing base and Minimum Consolidated Adjusted EBITDA defaults for the periods ended March 31, 2026 and April 30, 2026. As such, the debt outstanding from Boxlight to Whitehawk is classified as Long-Term debt in the financial periods ended March 31, 2026 and December 31, 2025.

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

March 31, 2026
Common stock issuable upon exercise of warrants	45,077
Market value of common stock on measurement date	$1.23
Exercise price	$90.66
Risk free interest rate (1)	3.68%
Expected life in years	1 year
Expected volatility (2)	178.0%
Expected dividend yields (3)	—%

December 31, 2025
Common stock issuable upon exercise of warrants	45,077
Market value of common stock on measurement date	$1.70
Exercise price	$90.66
Risk free interest rate (1)	3.42%
Expected life in years	1 year
Expected volatility (2)	187.0%
Expected dividend yields (3)	—%
(1)The risk-free interest rate was determined using the applicable Treasury Bill as of the measurement date.
(2)The historical trading volatility was based on historical fluctuations in stock price for Boxlight.
(3)The Company does not expect to pay a dividend in the foreseeable future.

NOTE 10 – INCOME TAXES
Pretax (loss) resulting from domestic and foreign operations is as follows (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
United States	$(5,025)	$(2,232)
Foreign	(1,885)	(1,161)
Total pretax book loss	$(6,910)	$(3,393)
The Company recorded income tax benefit of $385 thousand and $150 thousand for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate was 5.6% due to various permanent differences for Boxlight and a change in valuation allowance for certain deferred assets.
On July 4, 2025, the president signed H.R. 1 (commonly know as the One Big Beautiful Bill Act) into law. The law introduces many significant federal income tax changes with various effective dates. ASU 740 requires that the effects of a change in tax laws or rates should be recorded in the interim period that includes the enactment date. The company does not expect a material impact on the effective tax rate, but does expect a current tax benefit from utilizing the tax law changes under OBBBA related to expensing of prior year unamortized Domestic IRC Sec. 174 costs, 100% bonus depreciation on personal property, and interest deferred rule changes under IRC Sec. 163J.
The Company operates in the United States, United Kingdom, and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned.
The legacy Boxlight entities are in a net deferred tax asset position in the United States and other jurisdictions, primarily driven by the aforementioned net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. For example, in the United States, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because U.S. tax laws limit the time during which the net operating losses generated prior to 2018 may be applied against future taxes, if the Company fails to generate U.S. taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on its net deferred tax asset at March 31, 2026 and December 31, 2025.
The tax years from 2009 to 2026 remain open to examination in the U.S. federal jurisdiction. The tax years from 2021 to 2026 remain open to examination in the U.K. Statutes of limitations vary in other immaterial jurisdictions.
NOTE 11 – EQUITY
Preferred Stock
The Company’s articles of incorporation, as amended, provide that the Company is authorized to issue 50,000,000 shares of Preferred Stock, with such Preferred Stock consisting of: (1) 250,000 shares of non-voting Series A Preferred Stock, with a par value of $0.0001 per share; (2) 1,586,620 shares of voting Series B Preferred Stock, with a par value of $0.0001 per share; (3) 0 shares of voting Series C Preferred Stock; and (4) remaining shares of “blank check” Preferred Stock to be designated by the Company’s board of directors. Each authorized series of Preferred Stock is described below.

Issuance of Preferred Stock
Series A Preferred Stock
At the time of the Company’s initial public offering, the Company issued 250,000 shares of the Company’s non-voting convertible Series A Preferred Stock to Vert Capital for the acquisition of Genesis Collaboration LLC. As of March 31, 2026, a total of 167,972 shares of Series A Preferred Stock remained outstanding which can be converted into 6,693 shares of Class A common stock, at the discretion of the Series A stockholder.
Series B Preferred Stock and Series C Preferred Stock
On September 25, 2020, in connection with the acquisition of Sahara Holding Limited (“Sahara”), the Company issued 1,586,620 shares of Series B Preferred Stock and 1,320,850 shares of Series C Preferred Stock. The Series B Preferred Stock has a stated and liquidation value of $10.00 per share and pays a dividend out of the earnings and profits of the Company at the rate of 8% per annum, payable quarterly. The Series B Preferred Stock is convertible into the Company’s Class A common stock at a conversion price of $66.40 per share which was the closing price of BOXL’s Class A common stock on the Nasdaq Stock Market on September 25, 2020 (the “Conversion Price”) either (i) at the option of the holder at any time after January 1, 2024 or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price). The Series C Preferred Stock has a stated and liquidation value of $10.00 per share and is convertible into the Company’s Class A common stock at the Conversion Price either (i) at the option of the holder at any time after January 1, 2026, or (ii) automatically upon the Company’s Class A common stock trading at 200% of the Conversion Price for 20 consecutive trading days (based on a volume weighted average price).
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
On April 20, 2026, the Company received a new notice from Nasdaq indicating that, based on the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, it no longer complied with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1), because the Company reported stockholders’ equity of approximately $1.255 million, which is below the $2.5 million minimum required for continued listing on the Nasdaq Capital Market. The notice does not have an immediate effect on the listing or trading of the Company’s Class A common stock, and the Company has until June 4, 2026 to submit a plan to regain compliance. If Nasdaq accepts the plan, it may grant the Company up to 180 calendar days from April 20, 2026, or until October 17, 2026, to regain compliance; if the plan is not accepted, the Company may appeal Nasdaq’s determination.
On February 17, 2026, Dale Strang stepped down as Chief Executive Officer and member of the Board of Directors as part of a planned leadership transition. Mr. Strang’s departure was treated as a termination without “cause” under his Employment Agreement dated September 30, 2024. His resignation from the Board of Directors restored the Company’s compliance with the Nasdaq listing rule requiring that a majority of the Board of Directors consist of independent directors.
Common Stock
Following the Company’s 1-for-6 reverse stock split in December 2025, the Company’s common stock consists of 4,166,667 shares of Class A voting common stock and 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of March 31, 2026 and December 31, 2025, the Company had 3,401,707 and 1,370,010 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding as of March 31, 2026 or December 31, 2025.
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

During the year ended December 31, 2025, the Company sold 417,956 shares of its Class A Common Stock under the ATM Program for gross proceeds of approximately $1.06 million. The Company paid the sales agent commissions of 3.0% of the gross proceeds, totaling approximately $0.03 million. In addition, the Company incurred professional and other offering expenses of approximately $0.37 million related to the ATM Program. After deducting commissions and offering expenses, the Company received net proceeds of approximately $0.66 million. As of January 21, 2026, the Company sold the remaining shares available under the “at the market offering” program (“ATM Program”). In total, the Company sold 2,449,653 shares of Class A Common Stock under the program for aggregate proceeds of approximately $4.6 million, after deducting sales agent commissions of $0.14 million but before offering expenses, thereby fully exhausting the capacity of the program.
Warrants
The Company had equity warrants outstanding of 75,798 and 149,298 as of March 31, 2026 and December 31, 2025, respectively.
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

There was no stock option activity during he three months ended March 31, 2026. As of March 31, 2026, 300 stock options were outstanding and exercisable.

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
The following is a summary of the RSU activities during the three months ended March 31, 2026:

Number of Units
Outstanding, December 31, 2025	711
Granted	—
Vested	(250)
Forfeited	(21)
Outstanding, March 31, 2026	440
Warrants
The following is a summary of the warrant activities for warrants to purchase Class A common stock during the three months ended March 31, 2026:

Number of Units
Outstanding, December 31, 2025	149,298
Granted	0
Exercised	(73,500)
Outstanding, March 31, 2026	75,798
Exercisable, March 31, 2026	75,798
Stock Compensation Expense
Long-term incentive plan

On August 15, 2024, the Company granted a long-term incentive plan (LTIP) cash award pursuant to its 2021 Equity Incentive Plan to members of the Company’s Board of Directors and senior management. The amount of each award earned will depend on the performance of the Company relative to certain performance targets related to share price appreciation of the Company’s Class A common stock during the respective performance cycles. The LTIP awarded to the Company’s Board of Directors have a performance period ending on March 31, 2025, whereas the LTIP awarded to senior management have three consecutive 12-month performance periods ending June 30, 2025, June 30, 2026, and June 30, 2027. The target payout under the LTIP awarded to the Board of Directors and senior management is $420 thousand and $1.1 million, respectively. If the Company’s performance relative to the performance goal during the performance cycle is not equal to the performance target, the target Cash LTIP Award will be adjusted based on actual performance. Consequently, the projected payout under the LTIP awarded to the Board was $105 thousand as of March 31, 2026 due to the change in stock price. At no time during the performance cycle shall the payout be less than 1/3 or exceed 3 times the target cash LTIP Award, unless a change a control has occurred. Cash payments are subject to the Company’s compliance with all covenants contained in the Company’s credit facilities in effect at the conclusion of each performance cycle. The $37 thousand TLIP payout in the three months ended March 31, 2026 was exclusively attributable to executive departures. As amounts earned for the awards are based on changes in the Company’s stock price, the Company will recognize a liability for compensation cost each reporting period based on the fair value as of each reporting date proportionally with the elapsed time at each reporting period. The liability is recognized in other short-term liabilities in the consolidated balance sheets. The Company used a Model Monte Carlo Simulation model to determine the fair value of the LTIP as of

March 31, 2026 to be $104 thousand. Key inputs to the valuation of the awards include the stock price as of the award effective date and the valuation date, the discount rate, and historical volatility in the Company’s stock price.

March 31, 2026
Market value of common stock on measurement date	$1.23
Risk free interest rate (1)	3.68%
Expected life in years	1.25
Expected volatility (2)	178%

(1)The risk-free interest rate was determined using the applicable Treasury Bill as of the measurement date.
(2)The historical trading volatility was based on historical fluctuations in stock price for Boxlight.
For the three months ended March 31, 2026 and 2025, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	$—	$5
Restricted stock units	32	66
Equity based warrants	—	30
Long-term incentive plan	131	68
Total stock compensation expense	$163	$169
As of March 31, 2026, there was approximately $0.08 million of unrecognized compensation expense related to unvested options and RSU’s, which will be amortized over the remaining vesting period.
NOTE 13 – RELATED PARTY TRANSACTIONS
Management Agreement
On November 1, 2022, the Company entered into a consulting agreement with Mark Elliott, former Chief Executive Officer of Boxlight and a current member of the Board of Directors. Under the terms of the agreement, Mr. Elliott is to provide sales, marketing, management and related consulting services to assist the Company in sourcing and entering into agreements with one or more customers to provide products and services for specified school districts. The Company will pay Mr. Elliott a fixed payment of $4 thousand per month and commissions equal to 15% of gross profit derived by the Company based on total purchase order revenue. The agreement, unless cancelled, will automatically renew on December 31, 2026. For the three months ended March 31, 2026 and 2025, the Company paid $46 thousand and $42 thousand under the agreement, respectively.
On January 31, 2018, the Company entered into a management agreement (the “Management Agreement”) with an entity owned and controlled by our former Chief Executive Officer and Chairman, Michael Pope. The Management Agreement is separate and apart from Mr. Pope’s employment agreement with the Company. The Management Agreement became effective as of the first day of the same month that Mr. Pope’s employment with the Company terminated, and will be in effect for a period of 13 months, in which Mr. Pope will provide consulting services to the Company including sourcing and analyzing strategic acquisitions, assisting with financing activities, and other services. As consideration for the services provided, the Company will pay Mr. Pope a management fee equal to 0.375% of the consolidated net revenues of the Company, payable in monthly installments, not to exceed $250,000 in any calendar year. At his option, Mr. Pope may defer payment until the end of each year and/or receive payment in the form of shares of Class A common stock of the Company.
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
On April 1, 2026, we entered into an amendment to the inventory finance agreement, pursuant to which $556,200 of the outstanding balance was converted into 600,000 shares of common stock (the “Conversion Shares”) at a conversion price of $0.927 per share. The amendment also increased the aggregate Maximum Inventory Purchase Amount available under the agreement from $9.0 million to $10.0 million. Further, the parties agreed that, if the aggregate proceeds from the sale of the Conversion Shares are less than $556,200, the Company shall pay the shortfall in cash within five trading days. Michael Pope, Chairman of the Company’s Board of Directors, and its former president and chief executive officer, is the chief executive officer of J.J. Astor. J.J. Astor is beneficially owned, directly or indirectly, by a private investment fund managed by Mr. Pope.

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
Purchase Commitments
The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. As of March 31, 2026, the total amount of such open inventory purchase orders was $23.4 million.
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

As of March 31, 2026 and December 31, 2025, the aggregate outstanding obligation under this arrangement was $2.6 million and $3.7 million, respectively, recorded as related party accounts payable on our consolidated balance sheet. This arrangement represents a form of short-term inventory financing and exposes us to material liquidity, cash flow, and operational risks.
NOTE 15 – CUSTOMER AND SUPPLIER CONCENTRATION
There was no customer that accounted for greater than 10% of the Company’s consolidated revenues for the three months ended March 31, 2026 and 2025.
For the three months ended March 31, 2026 and 2025, the Company’s purchases were concentrated primarily with two vendors. Details are as follows:

Vendor	Total purchases from the vendor as a percentage of total cost of revenues for the three months ended March 31, 2026	Accounts payable to the vendor as of March 31, 2026 (in thousands)	Total purchases from the vendor as a percentage of total cost of revenues for the three months ended March 31, 2025	Accounts payable to the vendor as of March 31, 2025 (in thousands)
1	50.0%	$10,802	30.0%	$8,652
2	16.0%	$2,601	—%	$—
The Company believes that alternative suppliers are available if the referenced vendors become unavailable or no longer competitive.

NOTE 16 – SEGMENTS
Information about our Company’s operations by operating segment is shown in the following tables (in thousands):

	Year Ended March 31, 2026
	Americas	EMEA	Rest of World	Eliminations and Adjustments	Total

Revenues, net	$7,524	$15,161	$242	$(485)	$22,442
less (2)
Cost of sales	5,930	9,807	113	(347)	15,503
Segment gross profit	1,594	5,354	129	(138)	6,939

less (2)
General and administrative expenses	3,882	4,379	90	—	8,351
Depreciation and amortization	635	1,921	—	—	2,556
Research and development expenses	884	209	—	(157)	936
Interest expense	1,274	—	—	—	1,274
Income tax expense	(648)	263	—	—	(385)
Other segment items (3)	22	598	—	112	732
Net Loss	$(4,455)	$(2,016)	$39	$(93)	$(6,525)
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

	Year Ended March 31, 2025
	Americas	EMEA	Rest of World	Eliminations and Adjustments	Total

Revenues, net	$9,888	$12,703	$317	$(485)	$22,423
less (2)
Cost of sales	5,065	9,461	125	(271)	14,380
Segment gross profit	4,823	3,242	192	(214)	8,043

less (2)
General and administrative expenses	4,245	3,236	95	—	7,576
Depreciation and amortization	661	1,802	—	—	2,463
Research and development expenses	940	188	—	(216)	912
Interest expense	2,367	120	—	—	2,487
Income tax expense	(13)	(137)	—	—	(150)
Other segment items (3)	(1,346)	(693)	—	37	(2,002)
Net Loss	$(2,031)	$(1,274)	$97	$(35)	$(3,243)

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

	March 31, 2026	December 31, 2025
Identifiable Assets
Americas	$37,189	$40,329
EMEA	52,223	55,833
Rest of World	1,256	1,381
Total Identifiable Assets	$90,668	$97,543
NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2026 through May 15, 2026, the date the condensed consolidated financial statements were available to be issued.

Nasdaq Equity Deficiency Notice

On April 20, 2026, Boxlight Corporation, a Nevada corporation (“Boxlight”, the “Company”, “we” and “us”), received an expected letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that its stockholders’ equity as reported in its Annual Report on Form 10-K for the period ending December 31, 2025 (the “Form 10-K”), did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In the Company’s Form 10-K, the Company reported stockholders’ equity of $1,255,000, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Additionally, as of the date of this Report, the Company does not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules.
This notice of noncompliance has had no immediate impact on the continued listing or trading of the Company’s common stock on The Nasdaq Capital Market, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. Nasdaq has given the Company until June 4, 2026, to submit to Nasdaq a plan to regain compliance. If our plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of Nasdaq’s letter to evidence compliance.
The Company is currently evaluating various courses of action to regain compliance, and plans to timely submit its plan to Nasdaq to regain compliance with the minimum stockholders’ equity requirement. The Company is confident that it can regain compliance with Nasdaq’s minimum stockholders’ equity standard within the compliance period. However, there can be no assurance that the Company’s plan will be accepted or that if it is, the Company will be able to regain compliance. If the Company’s plan to regain compliance is not accepted, or if it is and the Company does not regain compliance within 180 days from the date of Nasdaq’s letter, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that the Company’s common stock will become subject to delisting. In such an event, Nasdaq rules would permit the Company to appeal the decision to reject the Company’s proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel.

Proposed Equity Line of Credit

On May 5, 2026, the Company filed its Definitive Proxy Statement on Schedule 14A with the SEC in connection with its 2026 Annual Meeting of Stockholders, scheduled for June 2, 2026. At the Annual Meeting, the Company is seeking stockholder approval of (i) an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Class A common stock from 4,166,667 to 55,000,000 and (ii) the future issuance of shares of Class A common stock equal to 20% or more of the Company’s outstanding shares in a non-public transaction as required by Nasdaq Marketplace Listing Rule 5635(d), in each case in connection with a proposed equity line of credit (the “ELOC”) providing for a maximum aggregate commitment of up to $15 million over a term of up to 24 months. The Company currently expects to enter into the ELOC on or before July 31, 2026, subject to the conditions described above. See Liquidity and Capital Resources under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis and Results of Operations, the “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only prediction, and are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
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

•market adoption of our new Symphony product line;

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
•and those other risks referenced herein, including those risks referred to in Part II, Item 1A–“Risk Factors” in this Quarterly Report and those risks discussed in our other filings with the Securities and Exchange Commission (“SEC”), including those risks discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which discussion is incorporated herein by this reference.

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
Depreciation and amortization. Depreciation and amortization expense consists of depreciation of property and equipment and amortization of capitalized intangible assets over their estimated useful lives.
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
Operating Results – Boxlight Corporation
For the three-month periods ended March 31, 2026 and 2025
Revenues. Total revenues for the three months ended March 31, 2026 were $22.4 million as compared to $22.4 million for the three months ended March 31, 2025, resulting in a 0.1% increase. The increase in revenues was driven by higher sales of interactive flat panel displays.
Cost of Revenues. Cost of revenues for the three months ended March 31, 2026 were $15.5 million as compared to $14.4 million for the three months ended March 31, 2025, resulting in a 7.8% increase. The increase in cost of revenues was attributable to the increase in units sold and a $1.5 million increase in customs expense.

Gross Profit. Gross profit for the three months ended March 31, 2026 was $6.9 million as compared to $8.0 million for the three months ended March 31, 2025, a decrease of 13.7%. Gross profit margin was 30.9% for the three months ended March 31, 2026 and 35.9% for the three months ended March 31, 2025. The decrease in gross profit margin was primarily related to increases in pricing pressure within the industry compared to the prior year quarter and an increase in customs expense.
General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2026 were $8.4 million, representing 37.2% of revenue as compared to $7.6 million representing 33.8% of revenue for the three months ended March 31, 2025. The increase in general and administrative expenses for the period ended March 31, 2026 was due to increases in professional fees of $0.5 million and other expenses of $0.5 million, offset by $0.3 million decrease in contract and consulting expenses.
Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended March 31, 2026 were $2.6 million, representing 11.4% of revenue as compared to $2.5 million representing 11.0% of revenue for the three months ended March 31, 2025.
Research and Development Expenses. Research and development expenses for the three months ended March 31, 2026 and 2025 were $0.9 million and $0.9 million, respectively and represented 4.2% and 4.1% of revenue, respectively. Research and development expense primarily consists of costs associated with the development of proprietary technology. The increase was attributable to the allocation of certain general and administrative expenses to new and ongoing research and development projects.
Other Expense. Other expense, net for the three months ended March 31, 2026 was $2.0 million as compared to $0.5 million for the three months ended March 31, 2025, representing an increase of $1.5 million. The increase in other expense was primarily driven by the change in fair value of common warrants in the prior year quarter, offset by the decrease in interest expense on our term loan in the three months ended March 31, 2026.
Net Loss. Net loss was approximately $6.5 million and $3.2 million for the three months ended March 31, 2026 and 2025, respectively, and was a result of the changes noted above.
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

The following table contains reconciliations of net losses to EBITDA and adjusted EBITDA for the periods presented:

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net Loss	$(6,525)	$(3,243)
Depreciation and amortization	2,556	2,463
Interest expense	1,274	2,487
Income tax (benefit)	(385)	(150)
EBITDA	$(3,080)	$1,557
Stock compensation expense	163	169
Change in fair value of derivative liabilities	32	9
Change in fair value of common warrants	—	(1,936)
Loss on warrant issuance	—	578
Purchase accounting impact of fair valuing deferred revenue	—	119
Severance charges	51	57
Adjusted EBITDA	$(2,834)	$553

PART I. FINANCIAL INFORMATION
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
Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $6.9 million, a working capital balance of $25.3 million, and a current ratio of 1.63. As of March 31, 2025, we had $8.1 million of cash and cash equivalents, a working capital balance of $1.6 million, and a current ratio of 1.02.
For the three months ended March 31, 2026 and 2025, we had net cash used in operating activities of $5.0 million and $4.7 million, respectively. Cash used in operating activities primarily relates to net loss for the three months ended March 31, 2026 as well as changes in working capital management. We had net cash used in investing activities of $42 thousand and $127 thousand for the three months ended March 31, 2026 and 2025, respectively. Cash used in investing activities is related to purchases of property and equipment. For the three months ended March 31, 2026 and 2025, we had net cash provided by financing activities of $3.1 million and $4.6 million, respectively. Cash provided by financing activities in the three months ended March 31, 2026 is related to proceeds from the At-the-Market offering program of $3.7 million.
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
As of March 31, 2026, the Company had approximately $32.2 million of indebtedness outstanding under its Credit Agreement with Whitehawk Capital Partners, LP, as Collateral Agent, and Whitehawk Finance LLC, as Lender.
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

Pursuant to the March 2026 Forbearance Agreement, the Lenders waived the underlying borrowing base defaults for January and February 2026. Pursuant to the May 2026 Forbearance Agreement, the Lenders granted a limited waiver of the borrowing base and Minimum Consolidated Adjusted EBITDA defaults for the periods ended March 31, 2026 and April 30, 2026. As such, the debt outstanding from Boxlight to Whitehawk is classified as Long-Term debt in the financial periods ended March 31, 2026 and December 31, 2025.
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
Tariff Environment
On February 20, 2026, the Supreme Court of the United States ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs, effectively invalidating IEEPA-based tariffs that had been in effect since February 2025. The Company’s diversified supply chain and global revenue base have historically provided a degree of insulation from direct tariff impacts. The elimination of these tariffs is expected to reduce input cost pressures and improve the purchasing environment for the Company’s education and government customers, and may result in refund recoveries for IEEPA tariffs previously paid by the Company or its suppliers during the applicable period. The tariff environment is in a state of flux and the Company is actively pursuing refund recovery activities per the guidelines provided by the Court of International Trade and the US Customs and Border Protection,
Going Concern Assessment
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
To address our near-term liquidity needs, we are pursuing an equity line of credit (the “ELOC”) providing for a maximum aggregate commitment of up to $15 million over a period of up to 24 months. Under the ELOC, we would have the right, at our sole discretion, to sell shares of our Class A common stock to one or more institutional investors at a price equal to up to a 5% discount to the then-current VWAP, with no obligation to draw the full commitment. We intend to use the proceeds for general working capital purposes and to support the commercialization of our Symphony product line, expected to be available in the second half of 2026. Completion of the ELOC is subject to stockholder approval at our 2026 Annual Meeting of Stockholders scheduled for June 2, 2026 of (i) an increase in authorized Class A common stock from 4,166,667 to 55,000,000 shares and (ii) the issuance of shares pursuant to Nasdaq Marketplace Listing Rule 5635(d). If both proposals are approved, we expect to execute the ELOC and file a registration statement on Form S-1 on or before July 31, 2026.
There can be no assurance that we will obtain the required stockholder approvals, execute the ELOC on the terms described or at all. If we are unable to obtain sufficient funding, we may need to reduce or cease operations or pursue other strategic options.
Preferred Stock and Capital Structure Considerations

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

At-the-Market Offering (“ATM Program”)

During the year ended December 31, 2025, the Company raised approximately $0.66 million of net proceeds through sales of its Class A Common Stock under its “at the market” offering program (“ATM Program”). In January 2026, the Company sold the remaining shares available under the “at the market offering” program (“ATM Program”). In total, the Company sold 2,449,653 shares of Class A Common Stock under the program for aggregate proceeds of approximately $4.6 million, after deducting sales agent commissions of $0.14 million but before offering expenses, thereby fully exhausting the capacity of the program.The proceeds were used for working capital and general operating purposes. See Note 11 – Stockholders’ Equity to the consolidated financial statements for additional information regarding the Company’s ATM program.

Given the uncertainty surrounding global supply chains, global markets, and general global uncertainty as a result of the fluid U.S. tariff policy, trade wars, and the ongoing and widespread conflicts across multiple regions, the availability of debt and equity capital has been reduced and the cost of capital has increased. Furthermore, recent adverse developments affecting the financial services industry including events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions may lead to market-wide liquidity problems. This in turn could result in a reduction in our ability to access funding sources and credit arrangements in amounts adequate to finance our current and future business operations. Increasing our capital through equity issuance at this time could cause significant dilution to our existing stockholders. However, there can be no guarantee we will be able to access capital when needed or be able to manage through the current challenges in the equity and debt finance markets by managing payment terms with our customers and vendors.

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

On April 1, 2026, the Company amended its inventory financing arrangement with J.J. Astor & Co., an entity affiliated with Michael Pope, the Company’s Chairman of the Board, pursuant to which $556,200 of outstanding inventory financing obligations was converted into 600,000 shares of Class A common stock at a conversion price of $0.927 per share. The amendment also increased the aggregate Maximum Inventory Purchase Amount available under the agreement from $9.0 million to $10.0 million. Further, the parties agreed that, if the aggregate proceeds from the sale of the Conversion Shares are less than $556,200, the Company shall pay the shortfall in cash within five trading days. Michael Pope, Chairman of the Company’s Board of Directors, and its former president and chief executive officer, is the chief executive officer of J.J. Astor. J.J. Astor is beneficially owned, directly or indirectly, by a private investment fund managed by Mr. Pope.

As of March 31, 2026, the aggregate outstanding obligation under this arrangement was $3.1 million, recorded as related party accounts payable on our consolidated balance sheet. This arrangement represents a form of short-term inventory financing and exposes us to material liquidity, cash flow, and operational risks.

Additional information regarding this inventory financing arrangement is included in Note 14 - Commitments and Contingencies to our consolidated financial statements.
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

Remediation Plans for Material Weaknesses in Internal Control Over Financial Reporting

The Company, under oversight by the Audit Committee of the Company’s Board of Directors, is in the process of remediating the above noted material weaknesses. The Company’s remediation plans include, among other things, the following:

•The Company has added and will continue to add finance and accounting personnel as required to the organization to strengthen our finance and accounting teams. The additional personnel are expected to provide oversight, structure, reporting lines, and additional review over the Company’s disclosures.

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
Other than the remediation activities described above, there were no changes made in the internal controls over financial reporting for the quarter ended March 31, 2026 that have materially affected our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS

For information regarding other risk factors pertinent to the Company’s business please refer to Part I Item 1A of the Company’s 2025 Annual Report on Form 10-K, which was filed with the SEC on April 15, 2026 and is incorporated by reference herein, as further updated and supplemented by the risk factors set forth below.

We may not be able to maintain a listing of our Class A common stock on Nasdaq Capital Market, or Nasdaq
On April 20, 2026, we received an expected letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”), notifying us that our stockholders’ equity as reported in its Annual Report on Form 10-K for the period ending December 31, 2025 (the “Form 10-K”), did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In our Form 10-K, we reported stockholders’ equity of $1,255,000, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Additionally, as of the date of this quarterly report, we did not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules.
This notice of noncompliance has had no immediate impact on the continued listing or trading of our common stock on The Nasdaq Capital Market, which will continue to be listed and traded on Nasdaq, subject to our compliance with the other continued listing requirements. Nasdaq has given us until June 4, 2026, to submit to Nasdaq a plan to regain compliance. If our plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of Nasdaq’s letter to evidence compliance.
We are currently evaluating various courses of action to regain compliance, and plans to timely submit its plan to Nasdaq to regain compliance with the minimum stockholders’ equity requirement. We are confident that we can regain compliance with Nasdaq’s minimum stockholders’ equity standard within the compliance period. However, there can be no assurance that our plan will be accepted or that if it is, we will be able to regain compliance. If our plan to regain compliance is not accepted, or if it is and we do not regain compliance within 180 days from the date of Nasdaq’s letter, or if we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that our common stock will become subject to delisting. In such an event, Nasdaq rules would permit us to appeal the decision to reject our proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel.

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

As of March 31, 2026 we owed $32.2 million to the lender under our Credit Agreement. During 2024 and 2025, we did not comply with certain financial covenants, minimum liquidity requirements, and borrowing base requirements under the Credit Agreement. Although we have obtained waivers and amendments from the lender with respect to these instances of noncompliance, there can be no assurance that we will be able to maintain compliance with the Credit Agreement in the future or that additional waivers or amendments will be available on acceptable terms or at all.

On December 18, 2025, the Company entered into the Eleventh Amendment to the Credit Agreement, which eliminated the Senior Leverage Ratio covenant and replaced it with a Minimum Consolidated Adjusted EBITDA covenant, commencing with the period ending March 31, 2026. Pursuant to the May 2026 Forbearance Agreement, the Lenders granted a limited waiver of the borrowing base and Minimum Consolidated Adjusted EBITDA defaults for the periods ended March 31, 2026 and April 30, 2026.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Bylaws, adopted as of April 14, 2026 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on April 15, 2026).
4.1	Description of Securities, as restated to reflect the reverse stock splits (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K filed on April 15, 2026).
10.1
Waiver to Credit Agreement, dated March 27, 2026, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed on April 15, 2026).

10.2	J.J. Astor Inventory Finance Amendment and Conversion Agreement, dated April 1, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed April 7, 2026).
10.3	Waiver to Credit Agreement, dated May 11, 2026, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC (filed herewith as Exhibit 10.3).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOXLIGHT CORPORATION

May 15, 2026	By:	/s/ Michael R. Pope
Michael R. Pope
Executive Chairman
Principal Executive Officer

May 15, 2026	By:	/s/ Ryan J. Zeek
Ryan J. Zeek
Chief Financial Officer
(Principal financial and accounting officer)