Form 10-Q
period 2026-06-30
Boxlight Corp
filed 2026-08-14
CIK 1624512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s Class A common stock on August 11, 2026 was 667,393.

BOXLIGHT CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Boxlight Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
For the three and six months ended June 30, 2026 and 2025
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues, net	$25,918	$30,852	$48,360	$53,275
Cost of revenues	13,004	20,062	28,507	34,442
Gross profit	12,914	10,790	19,853	18,833

Operating expense:
General and administrative	8,358	10,983	16,709	18,559
Depreciation and amortization	2,577	2,591	5,133	5,054
Research and development	942	1,128	1,878	2,040
Total operating expense	11,877	14,702	23,720	25,653

Income (loss) from operations	1,037	(3,912)	(3,867)	(6,820)

Other (expense) income:
Interest expense, net	(1,060)	(2,571)	(2,334)	(5,058)
Other income (expense), net	391	2,331	(309)	2,984
Loss on warrant issuance	—	—	—	(578)
Change in fair value of derivative liabilities	(122)	(42)	(154)	(51)
Change in fair value of common warrants	—	(251)	—	1,685
Total other expense	(791)	(533)	(2,797)	(1,018)
Income (loss) before income taxes	$246	$(4,445)	$(6,664)	$(7,838)
Income tax benefit (expense)	263	(274)	648	(124)
Net income (loss)	$509	$(4,719)	$(6,016)	$(7,962)
Fixed dividends - Series B Preferred	(318)	(317)	(635)	(634)
Net income (loss) attributable to common stockholders	$191	$(5,036)	$(6,651)	$(8,596)

Comprehensive income (loss):
Net income (loss)	$509	$(4,719)	$(6,016)	$(7,962)
Other comprehensive income (loss):
Foreign currency translation adjustment	(163)	152	(301)	722
Total comprehensive income (loss)	$346	$(4,567)	$(6,317)	$(7,240)

Net income (loss) per share of Class A common stock – basic and diluted	$0.34	$(55.00)	$(11.39)	$(106.15)

Weighted average number of shares of Class A common stock outstanding – basic and diluted	566,951	91,564	583,810	80,979
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Balance Sheets
As of June 30, 2026 and December 31, 2025
(in thousands, except share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,302	$9,370
Accounts receivable – trade, net of allowances for credit losses of $1,051 and $1,055	15,574	15,358
Inventories, net of reserves	33,014	38,126
Prepaid expenses and other current assets	9,777	6,624
Total current assets	62,667	69,478

Property and equipment, net of accumulated depreciation	1,612	1,770
Operating lease right of use asset	6,305	7,009
Intangible assets, net of accumulated amortization	12,078	17,080
Deferred tax assets, net	793	1,472
Other assets	895	734
Total assets	$84,350	$97,543

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued expenses	$14,284	$22,786
Accounts payable and accrued expenses - related party	2,567	3,699
Short-term debt	34,129	1,274
Operating lease liabilities, current	1,492	1,741
Deferred revenues, current	8,834	9,273
Derivative liabilities	—	5
Derivative liabilities - related party	634	476
Other short-term liabilities	4,767	3,598
Total current liabilities	66,707	42,852

Deferred revenues, non-current	13,876	14,849
Long-term debt	—	32,877
Operating lease liabilities, non-current	5,150	5,650
Other long-term liabilities	40	60
Total liabilities	85,773	96,288

Stockholders’ (deficit) equity:
Preferred Series A stock, $0.0001 par value, 250,000 shares authorized; 167,972 shares issued and outstanding, at June 30, 2026 and December 31, 2025	—	—
Preferred Series B stock, $0.0001 par value, 1,586,620 shares authorized; 1,586,620 shares issued and outstanding, at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 694,445 shares authorized; 667,348 and 228,335 Class A shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	158,762	155,123
Accumulated deficit	(162,436)	(156,420)
Accumulated other comprehensive income	2,251	2,552
Total stockholders’ (deficit) equity	(1,423)	1,255

Total liabilities and stockholders’ (deficit) equity	$84,350	$97,543
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the three months ended June 30, 2026
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of March 31, 2026	167,972	$—	1,586,620	$—	566,951	$—	$158,520	$2,414	$(162,945)	$(2,011)

Shares issued for:

Vesting of restricted share units	—	—	—	—	105	—	—	—	—	—

Reverse stock split fractional adjustment	—	—	—	—	292	—	—	—	—	—

Conversion of related-party debt to common stock	—	—	—	—	100,000	—	556			556

Stock compensation	—	—	—	—	—	—	4	—	—	4

Foreign currency translation	—	—	—	—	—	—	—	(163)	—	(163)

Fixed dividends Preferred Series B	—	—	—	—	—	—	(318)	—	—	(318)

Net income	—	—	—	—	—	—	—	—	509	509

Balance as of June 30, 2026	167,972	$—	1,586,620	$—	667,348	$—	$158,762	$2,251	$(162,436)	$(1,423)
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the six months ended June 30, 2026
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)		Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of December 31, 2025	167,972	$—	1,586,620	$—	228,335	$—	$155,123	$2,552	—	$(156,420)	$1,255

Shares issued for:

Vesting of restricted share units	—	—	—	—	105	—	—	—		—	—

Reverse stock split fractional adjustment	—	—	—	—	292	—					—

ATM Program	—	—	—	—	338,616	—	3,682	—		—	3,682

Conversion of related-party debt to common stock	—	—	—	—	100,000	—	556				556

Stock compensation	—	—	—	—	—	—	36	—		—	36

Foreign currency translation	—	—	—	—	—	—	—	(301)		—	(301)

Fixed dividends Preferred Series B	—	—	—	—	—	—	(635)	—		—	(635)

Net loss	—	—	—	—	—	—	—	—		(6,016)	(6,016)

Balance as of June 30, 2026	167,972	$—	1,586,620	$—	667,348	$—	$158,762	$2,251		$(162,436)	$(1,423)
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the three months ended June 30, 2025
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of March 31, 2025	167,972	$—	—	$—	61,955	$—	$119,241	$797	$(135,853)	$(15,815)

Shares issued for:

Warrants exercised	—	—	—	—	11,542	—	—	—	—	—

Vesting of restricted share units	—	—	—	—	52	—	(2)	—	—	(2)

Stock compensation	—	—	—	—	—	—	72	—	—	72

Foreign currency translation	—	—	—	—	—	—	—	152	—	152

Fixed dividends Preferred Series B	—	—	—	—	—	—	(317)	—	—	(317)

Net loss	—	—	—	—	—	—	—	—	(4,719)	(4,719)

Balance as of June 30, 2025	167,972	$—	—	$—	73,549	$—	$118,994	$949	$(140,572)	$(20,629)
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the six months ended June 30, 2025
(Unaudited)
(in thousands, except share amounts)

	Series A Preferred Stock		Series B Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2024	167,972	$—	—	$—	54,739	$—	$119,487	$227	$(132,610)	$(12,896)

Adjustment to beginning balance	—	—	—	—	(61)	—	—	—	—	—

Balance as of December 31, 2024 - as adjusted	167,972	$—	—	$—	54,678	$—	$119,487	$227	$(132,610)	$(12,896)

Shares issued for:

Warrants exercised	—	—	—	—	11,542	—	—	—	—	—

Vesting of restricted share units	—	—	—	—	106	—	(3)	—	—	(3)

Reverse stock split fractional adjustment	—	—	—	—	1	—	—	—	—	—

February 2025 private placement	—	—	—	—	7,222	—	—	—	—	—

Stock compensation	—	—	—	—	—	—	144	—	—	144

Foreign currency translation	—	—	—	—	—	—	—	722	—	722

Fixed dividends Preferred Series B	—	—	—	—	—	—	(634)	—	—	(634)

Net loss	—	—	—	—	—	—	—	—	(7,962)	(7,962)

Balance as of June 30, 2025	167,972	$—	—	$—	73,549	$—	$118,994	$949	$(140,572)	$(20,629)
See accompanying notes to unaudited condensed consolidated financial statements.

Boxlight Corporation
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2026 and 2025
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025 (as revised)
Cash flows from operating activities:
Net loss	$(6,016)	$(7,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt premium, discount and issuance cost	(22)	1,246
Provision for credit losses	(2)	(122)
Paid-in-kind accrual on short-term debt	—	150
Changes in deferred tax assets and liabilities	679	(31)
Change in allowance for sales returns and volume rebates	58	(837)
Change in fair value of common warrants	—	(1,685)
Change in inventory reserve	95	(686)
Change in fair value of derivative liabilities	154	51
Stock compensation expense	212	348
Depreciation and amortization	5,133	5,054
Loss on warrant issuance	—	578
Change in right of use assets and lease liabilities	(325)	(197)
Changes in operating assets and liabilities:
Accounts receivable – trade	(405)	(2,311)
Inventories	4,727	14,712
Prepaid expenses and other current assets	(2,099)	(41)
Other assets	(164)	55
Accounts payable and accrued expenses	(8,616)	(13,452)
Other short-term liabilities	251	(134)
Other liabilities	49	165
Deferred revenues	(1,181)	(748)
Net cash used in operating activities	$(7,472)	$(5,847)

Cash flows from investing activities:
Purchases of furniture and fixtures, net	(75)	(159)
Net cash used in investing activities	$(75)	$(159)

Cash flows from financing activities:
Proceeds from short-term debt	—	2,500
Principal payments on short-term debt	—	(2,010)
Net change in related party accounts payable-inventory financing	(577)	2,747
Proceeds from issuance of common stock and pre-funded warrants	3,682	2,818
Net cash provided by financing activities	$3,105	$6,055

Effect of foreign currency exchange rates	(626)	(448)

Net decrease in cash and cash equivalents	(5,068)	(399)

Cash and cash equivalents, beginning of the period	9,370	8,007

Cash and cash equivalents, end of the period	$4,302	$7,608

Supplemental cash flow disclosures:
Cash paid for income taxes	$79	$706
Cash paid for interest	$1,743	$3,431
Non-cash investing and financing transactions:
Addition of operating lease liabilities	$186	$—
Cash dividends accrued for Series B Preferred stockholders	$634	$634
Conversion of convertible related-party debt to common stock	$556	$—
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
REVERSE STOCK SPLIT
In order to maintain compliance with NASDAQ Listing Rule 5550(a)(2) (the “Bid Price Rule”) and to manage its continued listing on Nasdaq, on June 17, 2026, the Company filed a Certificate of Change with the Nevada Secretary of State to effect a 1-for-6 reverse stock split of its Class A common stock, which became effective on June 22, 2026. Following the June 2026 1-for-6 reverse stock split, the authorized shares of Class A common stock were adjusted to 694,445 shares, while the authorized shares of Class B common stock and Preferred Stock remained unchanged. The par value of the common stock was not adjusted. Following the reverse split, all Class A common share and per share amounts for all periods presented in the consolidated financial statements and the notes to the consolidated financial statements have been retrospectively adjusted to give effect to the reverse stock split. The quantity of Class A common stock equivalents and the conversion and exercise ratios were adjusted for the effect of the reverse stock split for warrants, stock compensation arrangements, and the conversion features on preferred shares.
GOING CONCERN
The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business.

Historically, the Company has funded its operations through cash flows from operations, debt financing, and equity financing. As of June 30, 2026, the Company had cash and cash equivalents of $4.3 million and negative working capital of $4.0 million. The Company has incurred operating losses in recent periods, and as of June 30, 2026, had an accumulated deficit of $162.4 million.

The Company’s management has concluded as of June 30, 2026 that, due to uncertainties surrounding the Company’s ability to amend or refinance its current debt agreements and the uncertainty as to whether it will have sufficient liquidity to fund its business activities, substantial doubt exists as to its ability to continue as a going concern. The Company’s plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and it may be forced to limit its business activities or be unable to continue as a going concern, which would have a material adverse effect on its results of operations and financial condition.

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
•Continue to respond to competitive pressures or address unanticipated working capital requirements.
REVISIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company determined that its arrangement with J.J. Astor is accounted for as a product financing arrangement under ASC 470-40. The Company recognizes a Related Party Account Payable and the corresponding inventory on the balance sheet. Accordingly, the Company revised certain amounts previously reported in the consolidated statement of cash flows included in its Annual Report on Form 10-K for the year ended December 31, 2025, and in the condensed consolidated statements of cash flows included in its Quarterly Reports on Form 10-Q for the periods ended June 30, 2025, to conform to the current period presentation. The revisions reflect the presentation of cash flows associated with the J.J. Astor inventory financing arrangement within financing activities rather than operating activities.
The Company has evaluated these revisions in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, Financial Accounting Standards Board (“FASB”) Concepts Statement No. 2, Qualitative Characteristics of Accounting Information, and SAB No. 99- Materiality and determined it was not necessary to amend its previously issued fiscal year condensed consolidated financial statements upon overall considerations of both quantitative and qualitative factors. The revisions had no impact on the Balance Sheets, the Statement of Operations and Comprehensive Loss, or Statement of Changes in Stockholders’ (Deficit) Equity for the prior year ended December 31, 2025, or for the six months ended June 30, 2025.

The following tables summarize the revisions made to the Company’s previously issued consolidated statements of cash flows for the periods presented below (in thousands):

	For the Six Months Ended June 30, 2025
	As Reported	Adjustment	As Revised
Cash flows from operating activities
Inventories	$17,459	$(2,747)	$14,712

Cash flows from financing activities:
Net change in related party accounts payable-inventory financing	$—	$2,747	$2,747

	For the year ended December 31, 2025
	As Reported	Adjustment	As Revised
Cash flows from operating activities
Accounts payable and accrued expenses - related party	$3,699	$(3,699)	$—

Cash flows from financing activities:
Net change in related party accounts payable-inventory financing	$—	$3,699	$3,699
Additionally, as previously disclosed in its Quarterly Report on Form 10-Q for the three months ended June 30, 2025, the Company reported that it recognized $1.8 million and $3.7 million of revenue during the three and six months ended June 30, 2025, respectively, that was included in the deferred revenue balance as of December 31, 2024. The Company has determined that these amounts were understated due to an error in the roll forward calculation supporting this disclosure. The corrected amounts are $2.3 million and $4.7 million for the three and six months ended June 30, 2025, respectively, representing an understatement of approximately $0.5 million and $1.0 million, respectively, with no effect on the Company’s actual deferred revenue balances, total revenue, or any other amounts presented in its financial statements. The following table summarizes the amount of revenue recognized during the three and six months ended June 30, 2025 that was included in the deferred revenue balance at the beginning of the respective periods, as reported, as revised, and the adjustment (in thousands):

Recognized revenue that was included in the deferred revenue balance as of December 31, 2024	As Reported	Adjustment	As Revised

Three Months Ended June 30, 2025	$1,829	$486	$2,315
Six Months Ended June 30, 2025	$3,734	$972	$4,706
Further, as previously reported in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, the Company reported Product Revenue of $27.8 million and Service Revenue of $3.0 million for the three months ended June 30, 2025, and Product Revenue of $49.5 million and Service Revenue of $3.8 million for the six months ended June 30, 2025. In the current period, the Company identified an error in the allocation of revenue between product revenue and service revenue, and has determined that the correct amounts were Product Revenue of $28.3 million and Service Revenue of $2.6 million for the three months ended June 30, 2025, and Product Revenue of $48.3 million and Service Revenue of $5.0 million for the six months ended June 30, 2025. Total revenue reported for each period was not affected by this error. The error giving rise to this correction affected the allocation between product revenue and service revenue and did not affect total revenue for any period. The Company evaluated the error in accordance with ASC 250, Accounting Changes and Error Corrections, and SAB No. 99 Materiality, and determined that, after considering both quantitative and qualitative factors, and the error was not material to the previously issued interim or annual financial statements. The following table summarizes disaggregated revenue for the three and six months ended June 30, 2025, as reported, as revised, and the resulting difference (in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	(in thousands)			(in thousands)
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Product revenue	$27,822	$459	$28,281	$49,465	$(1,165)	$48,300
Service revenue	3,030	(459)	2,571	3,810	1,165	4,975
Total revenues, net	$30,852	$—	$30,852	$53,275	$—	$53,275
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial instruments primarily include cash, accounts receivable, derivative liabilities, accounts payable and debt. Due to the short-term nature of cash, accounts receivable and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value.
The Company has determined that the estimated fair value of debt is approximately $28.0 million while the carrying value, excluding premiums, discounts, and issuance costs, is approximately $32.2 million. The fair value of debt was estimated using market rates the Company believes would be available for similar types of financial instruments and represents a Level 2 measurement.
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
There were no transfers into or out of Level 3 measurements in the first half of 2026. Transfers into Level 3 measurements during the six months ended June 30, 2025 of approximately $1.5 million were related to the 2025 Common Warrants.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of June 30, 2026
Common Warrants Liabilities	$—	$—	$2,002	$2,002
Derivative liabilities - related party	—	—	634	634
Long-term incentive plan	$—	$—	$101	$101

Description	Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value as of December 31, 2025
Common Warrants Liabilities	$—	$—	$2,002	$2,002
Derivative liabilities - warrant instruments	—	—	5	5
Derivative liabilities - related party	—	—	476	476
Long-term incentive plan	$—	$—	$205	$205
The following tables reconcile the beginning and ending balances of the warrant instruments and long-term incentive plan within Level 3 of the fair value hierarchy, respectively:

	Common Warrants Liabilities (in thousands)	Derivative Liabilities (in thousands)	Related Party Derivative Liabilities (in thousands)	Long-term incentive plan (in thousands)
Balance, December 31, 2025	$2,002	$5	$476	$205
Issuance during period	—	—	—	163
Amount paid in period	—	—	—	(123)
Change in fair value	—	(5)	158	(144)
Balance, June 30, 2026	$2,002	$—	$634	$101

	Common Warrants Liabilities (in thousands)	Derivative Liabilities (in thousands)	Related Party Derivative Liabilities (in thousands)	Long-term incentive plan (in thousands)
Balance, December 31, 2024	$—	$1	$—	$358
Common warrants issuance on February 21, 2025	3,396	—	—	—
Reclass to accrued expenses	—	—	—	(225)
Change in fair value	(1,685)	51	—	(62)
Balance, June 30, 2025	$1,711	$52	$—	$71
See Note 9 and Note 12 for discussion of the valuation techniques and inputs and reconciliation of the opening and closing balances of the fair value of warrants and long-term incentive plan, respectively.
INCOME (LOSS) PER SHARE OF COMMON STOCK
Basic net income (loss) per share is computed by dividing net income (loss) attributable to Class A common stockholders by the weighted-average number of shares of Class A common stock outstanding during the period. For purposes of this calculation, options to purchase Class A common stock, restricted stock units subject to vesting, and pre-funded warrants to purchase Class A common stock were considered to be Class A common stock equivalents. Diluted net income (loss) per share of Class A common stock is determined using the weighted-average number of shares of Class A common stock outstanding during the period, adjusted for the dilutive effect of Class A common stock equivalents. The dilutive effect of convertible instruments is determined using the if-converted method, presuming share settlement. Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting shares of Class A common stock are included in the denominator of the diluted calculation for the entire period being presented. In periods when losses are reported, the weighted-average number of shares of Class A common stock outstanding excludes Class A common stock equivalents, because their inclusion would be anti-dilutive.
For the three and six months ended June 30, 2026, potentially dilutive securities excluded in the diluted per share calculation because they would be anti-dilutive comprise no shares from options to purchase shares of common stock, no unvested restricted shares, and 13.8 thousand shares issuable upon exercise of warrants. For the three and six months ended June 30, 2025, potentially dilutive securities excluded in the diluted per share calculation because they would be anti-dilutive comprise no shares from options to purchase shares of common stock, and 61.1 thousand shares of Class A common stock issuable upon exercise of warrants. Additionally, potentially dilutive securities of 11.1 thousand from the assumed conversion of preferred stock are excluded from the denominator because they would be anti-dilutive.
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
The Company has an unconditional right to consideration for all products and services transferred to the customer. That unconditional right to consideration is reflected in accounts receivable in the accompanying condensed consolidated balance sheets in accordance with Topic 606. Contract liabilities are reflected in deferred revenue in the accompanying condensed consolidated balance sheets and reflect amounts allocated to performance obligations that have not yet been transferred to the customer related to software maintenance, hardware maintenance, and subscription services. The Company had no material contract assets as of June 30, 2026 or December 31, 2025. During the three months ended June 30, 2026 and June 30, 2025, respectively, the Company recognized $3.4 million and $1.8 million of revenue that was included in the deferred revenue balance as of December 31, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2026 and June 30, 2025, respectively, the Company recognized $4.9 million and $3.7 million of revenue that was included in the deferred revenue balance as of December 31, 2025 and December 31, 2024, respectively.
Variable Consideration
The Company’s otherwise fixed consideration may vary when refunds or credits are provided for sales returns, stock rotation rights, price protection provisions, or in connection with certain other rebate provisions. The Company generally does not allow product returns other than under assurance warranties or hardware maintenance contracts. However, the Company, on a case-by-case basis, will grant exceptions, mostly for “buyer’s remorse” where the distributor or reseller’s end customer either did not understand what they were ordering or otherwise determined that the product did not meet their needs. An allowance for sales returns is estimated based on an analysis of historical trends. In very limited situations, a customer may return previous purchases held in inventory for a specified period of time in exchange for credits toward additional purchases. The Company provides rebates to certain customers based on the achievement of certain sales targets. The provision for rebates is estimated based on customers’ contracted rebate programs and our historical experience of rebates paid. The Company includes variable consideration in its transaction price when there is a basis to reasonably estimate the amount of the fee and it is probable there will not be a significant reversal. These estimates are generally made using the most likely method based on historical experience and are measured at each reporting date. There was no material revenue recognized in the three and six months ended June 30, 2026 related to changes in estimated variable consideration that existed at December 31, 2025.
Remaining Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting within the contract. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied by transferring the promised good or service to the customer. The Company identifies performance obligations at contract inception so that it can monitor and account for the obligations over the life of the contract. Remaining performance obligations represent the portion of the transaction price in a contract allocated to products and services not yet transferred to the customer. As of June 30, 2026 and December 31, 2025, the aggregate amount of the contractual transaction prices allocated to remaining performance obligations was $22.7 million and $24.1 million, respectively. The Company expects to recognize revenue on approximately 39% of the remaining performance obligations during the next 12 months, 28% in the following 12 months, 19% in the 12 months ended June 30, 2029, 11% in the 12 months ended June 30, 2030, with the remaining 3% recognized thereafter.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)		(in thousands)
	2026	2025 (as revised)	2026	2025 (as revised)
Product revenue	$23,368	$28,281	$43,298	$48,300
Service revenue	2,550	2,571	5,062	4,975
Total revenues, net	$25,918	$30,852	$48,360	$53,275
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
Certain sales commissions incurred by the Company are determined to be incremental costs to obtain the related contracts, which are deferred and amortized ratably over the estimated economic benefit period. For these sales commissions that are incremental costs to obtain where the period of amortization would be recognized over a period that is one year or less, the Company has elected the practical expedient to expense those costs as incurred. Commission costs that are deferred are classified as current or non-current assets based on the timing of when the Company expects to recognize the expense and are included in prepaid and other current assets and other assets, respectively, in the accompanying condensed consolidated balance sheets. Total deferred commissions, net of accumulated amortization, as of June 30, 2026 and December 31, 2025 were both less than $0.5 million, respectively.
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
NOTE 2 – ACCOUNTS RECEIVABLE - TRADE
Accounts receivable consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	2026	2025

Accounts receivable – trade	$16,625	$16,413
Allowance for credit losses	(1,051)	(1,055)
Accounts receivable - trade, net of allowances	$15,574	$15,358
NOTE 3 – INVENTORIES
Inventories consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	2026	2025

Finished goods	$34,932	$40,103
Spare parts	571	571
Reserve for inventory obsolescence	(2,489)	(2,548)
Inventories, net	$33,014	$38,126
NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	2026	2025

Prepayments to vendors	$3,179	$625
Prepaid licenses and other	6,598	5,999
Prepaid expenses and other current assets	$9,777	$6,624
Prepaid expenses and other current assets as of June 30, 2026 and December 31, 2025 are net of reserves of $1.4 million related to vendor receivables.

NOTE 5 – INTANGIBLE ASSETS
Intangible Assets
Intangible assets consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	Useful lives	2026	2025
INTANGIBLE ASSETS
Patents	4-10 years	$100	$100
Customer relationships	8-15 years	50,302	50,973
Technology	3-5 years	8,558	8,615
Non-compete	3 years	391	391
Tradenames	2-10 years	12,567	12,659
Intangible assets, at cost		71,918	72,738
Accumulated amortization		(59,840)	(55,658)
Intangible assets, net of accumulated amortization		$12,078	$17,080
For the three months ended June 30, 2026 and 2025, the Company recorded amortization expense of $2.4 million and $2.5 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded amortization expense of $4.9 million and $4.8 million, respectively. No changes in the gross carrying amount of recognized intangible assets were due to translation adjustments as of June 30, 2026, or December 31, 2025. As of December 31, 2025, the Company’s patent and non-compete intangible assets were fully amortized.
NOTE 6 – LEASES
The Company has entered into various operating leases for certain offices, support locations and vehicles with terms extending through December 2038. Generally, these leases have initial lease terms of five years or less.
As of June 30, 2026, the Company had no leases classified as finance leases. The Company is currently not a lessor in any lease arrangement.
Operating lease expense was $499 thousand and $604 thousand for the three months ended June 30, 2026 and 2025, respectively and $1.0 million and $1.2 million for each of the six months ended June 30, 2026 and 2025. Variable and short-term lease cost was $405 thousand and $413 thousand for the three months ended June 30, 2026 and 2025, respectively and $809 thousand and $736 thousand for the six months ended June 30, 2026 and 2025, respectively. Cash paid for amounts included in the measurement of lease liabilities was $483 thousand and $619 thousand for the three months ended June 30, 2026 and 2025, respectively and $1.0 million and $1.2 million or the six months ended June 30, 2026 and 2025, respectively.

Future maturities of the Company’s operating lease liabilities are summarized as follows (in thousands):

Fiscal year ended,	(in thousands)
2026	$1,271
2027	1,368
2028	1,036
2029	900
2030	826
Thereafter	5,285
Total lease liabilities	10,686
Less: Imputed interest	(4,044)
Present value of lease liabilities	$6,642
The following is supplemental lease information as of June 30, 2026 and December 31, 2025:

	2026	2025
Weighted-average remaining lease term (years)	9.9	9.9
Weighted-average discount rate	9.3%	9.5%
NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES
Accounts payable and accrued expenses consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	2026	2025
Accounts payable	$9,010	$17,108
Accounts payable - related party	2,567	3,699
Accrued expenses and other	5,262	5,454
Other	12	224
Accounts payable and accrued expenses	$16,851	$26,485
NOTE 8 – DEBT
The following is a summary of the Company’s debt as of June 30, 2026 and December 31, 2025 (in thousands):

	2026	2025
Debt – Third Parties
Note payable - Whitehawk	32,243	32,243
Total debt	32,243	32,243
Less: Premium, discount and issuance costs	(1,886)	(1,908)
Current portion of debt	34,129	1,274
Long-term debt	$—	$32,877
Total debt (net of premium, discount and issuance costs)	$34,129	$34,151

Interest expense, net was $1.1 million and $2.6 million for three months ended June 30, 2026 and 2025, respectively and $2.3 million and $5.1 million for each of the six months ended June 30, 2026 and 2025.
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

On December 2, 2025, the Company entered into the tenth amendment to Credit Agreement with the Collateral Agent and Lender (the “Tenth Amendment”). The Tenth Amendment does not modify the maturity date. Pursuant to the Tenth Amendment, the Lenders agreed to waive certain “Specified Events of Default” that had occurred or were anticipated to occur under the Credit Agreement. These Specified Events of Default included:
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

On December 2, 2025, the Company entered into the tenth amendment to Credit Agreement with the Collateral Agent and Lender (the “Tenth Amendment”). The Tenth Amendment does not modify the maturity date. Pursuant to the Tenth Amendment, the Lenders agreed to waive certain “Specified Events of Default” that had occurred or were anticipated to occur under the Credit Agreement. These Specified Events of Default included:
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
Pursuant to the March 2026 Forbearance Agreement, the Lenders waived the underlying borrowing base defaults for January and February 2026. Pursuant to the May 2026 Forbearance Agreement, the Lenders granted a limited waiver of the borrowing base and Minimum Consolidated Adjusted EBITDA defaults for the periods ended March 31, 2026 and April 30, 2026. Pursuant to the August 2026 Forbearance Agreement, the Lenders granted a limited waiver of the borrowing base and Minimum Consolidated Adjusted EBITDA defaults for the periods ended May 31, 2026, June 30, 2026, and July 31, 2026. As of June 30, 2026, the debt outstanding from Boxlight to Whitehawk is classified as short-term debt.
Pursuant to the August 2026 Forbearance Agreement, the mandatory quarterly amortization payments on the initial term loan remain suspended through September 30, 2026, with the first payment due on December 31, 2026. In addition, the August 2026 Forbearance Agreement amended the Credit Agreement’s mandatory prepayment provisions to require that 50% (or 100% if an Event of Default exists) of net cash proceeds from subordinated indebtedness in addition to equity issuances be applied to prepay the Credit Agreement loan, with any retained proceeds restricted from being used to make payments on equity interests, redeemable preferred stock, or subordinated indebtedness.

In August 2026, the Company completed an equity raise, the proceeds of which were required to be applied to repay a portion of the outstanding Whitehawk Credit Agreement loan, resulting in a principal repayment of approximately $2.25 million and a prepayment penalty of $0.14 million.

Although the Company has obtained waivers and amendments with respect to each of the foregoing instances of non-compliance, there can be no guarantee that the Company will not breach provisions of the Credit Agreement in the future. Any such breach could result in declared events of default, acceleration of obligations, and other material adverse consequences to the Company.

Issuance Cost and Warrants
In conjunction with its receipt of the Initial Loan, the Company issued to the Lender (i) 367 shares of Class A common stock (the “Shares”), which Shares were registered pursuant to its existing shelf registration statement and were delivered to the Lender in January 2022, (ii) a warrant to purchase 1,419 shares of Class A common stock (subject to increase to the extent that 3% of any Series B and Series C convertible Preferred Stock converted into Class A common stock), exercisable at $2880.00 per share (the “Warrant”), which Warrant was subject to repricing on March 31, 2022 based on the arithmetic volume weighted average prices for the 30 trading days prior to September 30, 2022, in the event the Company’s stock is then trading below $2880.00 per share, (iii) a 3% fee of $1,800,000, and (iv) a $500,000 original issue discount. In addition, the Company agreed to register for resale the shares issuable upon exercise of the Warrant. The Company also incurred agency fees, legal fees, and other costs in connection with the execution of the Credit Agreement totaling approximately $1.7 million. Under the terms of the warrant issued to Whitehawk on December 31, 2021, the exercise price of the warrants would reprice if the stock price on March 31, 2022 was less than the original exercise price, at which time the number of warrants would also be increased proportionately, so that after such adjustment the aggregate exercise price payable for the increased number of warrant shares would be the same as the aggregate exercise price previously in effect. The warrants repriced on March 31, 2022 to $1713.60 per share and the shares increased to 2,385.
On July 22, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited institutional investor. According to the terms of the Credit Agreement, as amended, the Purchase Agreement triggered a reduction of the exercise price of the warrants and a revaluation of the derivative liability. The Whitehawk warrants were repriced to $1584.00, and shares increased to 2,580.
On February 19, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) with certain institutional accredited investors (the “2025 Investors”). According to the terms of the Credit Agreement, as amended, the Purchase Agreement triggered a reduction of the exercise price of the warrants and a revaluation of the derivative liability. The Whitehawk warrants were repriced to $698.04, and shares increased to 5,854.
On September 23, 2025, the Company entered into a Securities Purchase Agreement with certain institutional accredited investors. The Whitehawk warrants were repriced to $543.96 per share, and the number of shares issuable upon exercise increased to 7,513 shares.
On April 1, 2026, the Company entered into an amendment to its inventory finance agreement with J.J. Astor & Co., a related party, converting $556,200 of outstanding debt into 100,000 shares of Class A common stock at $5.562 per share. This conversion triggered a reduction of the exercise price of the Whitehawk warrants and a revaluation of the derivative liability. The Whitehawk warrants were repriced to $468.29 per share, and the number of shares issuable upon exercise increased to 8,727.
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

June 30, 2026
Common stock issuable upon exercise of warrants	8,727
Market value of common stock on measurement date	$4.71
Exercise price	$468.29
Risk free interest rate (1)	3.85%
Expected life in years	1 year
Expected volatility (2)	111.0%
Expected dividend yields (3)	—%

December 31, 2025
Common stock issuable upon exercise of warrants	7,513
Market value of common stock on measurement date	$10.20
Exercise price	$543.96
Risk free interest rate (1)	3.42%
Expected life in years	1 year
Expected volatility (2)	187.0%
Expected dividend yields (3)	—%
(1)The risk-free interest rate was determined using the applicable (six month)Treasury Bill as of the measurement date.
(2)The historical trading volatility was based on historical fluctuations in stock price for Boxlight.
(3)The Company does not expect to pay a dividend in the foreseeable future.
NOTE 10 – INCOME TAXES
Pretax (loss) resulting from domestic and foreign operations is as follows (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2026	2025	2026	2025
United States	$1,725	$(5,863)	$(3,300)	$(8,095)
Foreign	(1,479)	1,418	(3,364)	257
Total pretax book income (loss)	$246	$(4,445)	$(6,664)	$(7,838)
The Company recorded income tax benefit of $263 thousand and income tax expense of $274 thousand for the three months ended June 30, 2026 and 2025, respectively, and income tax benefit of $648 thousand and income tax expense of $124 thousand for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate was 9.7% and (1.6)% for the six months ended June 30, 2026 and 2025 due to various permanent differences for Boxlight and a change in valuation allowance for certain deferred assets.
On July 4, 2025, the President signed H.R. 1 (commonly known as the One Big Beautiful Bill Act) into law. The law introduces many significant federal income tax changes with various effective dates. ASC 740 requires that the effects of a change in tax laws or rates should be recorded in the interim period that includes the enactment date. The company does not expect a material impact on the effective tax rate, but does expect a current tax benefit from utilizing the tax law changes under OBBBA related to expensing of prior year unamortized Domestic IRC Sec. 174 costs, 100% bonus depreciation on personal property, and interest deferred rule changes under IRC Sec. 163J.
The Company operates in the United States, United Kingdom, and other jurisdictions. Income taxes have been provided based upon the tax laws and rates of the countries in which operations are conducted and income is earned.
The legacy Boxlight entities are in a net deferred tax asset position in the United States and other jurisdictions, primarily driven by the aforementioned net operating losses. The recoverability of these deferred tax assets depends on the Company’s ability to generate taxable income in the jurisdiction to which the carryforward applies. It also depends on specific tax provisions in each jurisdiction that could impact utilization. For example, in the United States, a change in ownership, as defined by federal income tax regulations, could significantly limit the Company’s ability to utilize its U.S. net operating loss carryforwards. Additionally, because U.S. tax laws limit the time during which the net operating losses generated prior to 2018 may be applied against future taxes, if the Company fails to generate U.S. taxable income prior to the expiration dates, the Company may not be able to fully utilize the net operating loss carryforwards to reduce future income taxes. The Company has evaluated both positive and negative evidence as to the ability of its legacy entities in each jurisdiction to generate future taxable income. Based on its long history of cumulative losses in those jurisdictions, it believes it is appropriate to maintain a full valuation allowance on its net deferred tax asset at June 30, 2026 and December 31, 2025.

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
Issuance of Preferred Stock
Series A Preferred Stock
At the time of the Company’s initial public offering, the Company issued 250,000 shares of the Company’s non-voting convertible Series A Preferred Stock to Vert Capital for the acquisition of Genesis Collaboration LLC. As of June 30, 2026, a total of 167,972 shares of Series A Preferred Stock remained outstanding which can be converted into 6,693 shares of Class A common stock, at the discretion of the Series A stockholder.
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
Pursuant to the Agreement, the holders converted all outstanding shares of Series C Stock—constituting a total of 1,320,850 shares - into a total of 33,153 shares of Class A Common Stock, par value $0.0001 per share (“Common Stock”).
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
Common Stock
On February 17, 2026, Dale Strang stepped down as Chief Executive Officer and member of the Board of Directors as part of a planned leadership transition. Mr. Strang’s resignation from the Board of Directors restored the Company’s compliance with the Nasdaq listing rule requiring that a majority of the Board of Directors consist of independent directors.
Following the Company’s 1-for-6 reverse stock split in June 2026, the Company’s common stock consists of 694,445 shares of Class A voting common stock and 50,000,000 shares of Class B non-voting common stock. Class A and Class B common stock have the same rights except that Class A common stock is entitled to one vote per share while Class B common stock has no voting rights. Upon any public or private sale or disposition by any holder of Class B common stock, such shares of Class B common stock shall automatically convert into shares of Class A common stock. As of June 30, 2026 and December 31, 2025, the Company had 667,348 and 228,335 shares of Class A common stock issued and outstanding, respectively. No Class B shares were outstanding as of June 30, 2026 or December 31, 2025.
On April 20, 2026, the Company received a notice from Nasdaq indicating that, based on the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, it no longer complied with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1), because the Company reported stockholders’ equity of approximately $1.255 million, which is below the $2.5 million minimum required for continued listing on the Nasdaq Capital Market.
On July 1, 2026, the Company received a determination letter from the Listing Qualifications Staff of The Nasdaq that it is not in compliance with the $2.5 million stockholders’ equity requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(b). As a result, the Company’s securities are subject to suspension and delisting unless it timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company requested a hearing before the Panel, which was held on August 13, 2026. The Company believes it has since regained compliance with the applicable listing standard and presented its position to the Panel at the hearing. As of the date of this Quarterly Report, the Company has not been delisted from Nasdaq and continues to await a formal written decision from the Panel, which is expected within approximately three weeks of the hearing date. There can be no assurance that the Panel will grant continued listing, and the Company’s common stock remains subject to potential delisting pending the Panel’s determination.

On July 23, 2026, at the Company’s reconvened Annual Meeting of Shareholders, shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Class A common stock from 694,445 shares to 55,000,000 shares. The amendment provides the Company with additional flexibility for future corporate purposes, subject to applicable law, Nasdaq listing requirements, and Board approval.

February 2025 Private Placement
On February 19, 2025, the Company entered into a Securities Purchase Agreement (the “2025 Purchase Agreement”) with certain institutional accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement priced at-the-market under the rules of The Nasdaq Stock Market (the “2025 Private Placement”), an aggregate of (i) 7,222 shares (the “2025 Shares”) of the Company’s Class A common stock, (ii) prefunded warrants (the “2025 Prefunded Warrants”) to purchase up to an aggregate of 29,528 shares of Class A Common Stock (the “2025 Prefunded Warrant Shares”), and (iii) warrants (the “2025 Common Warrants” and, together with the 2025 Prefunded Warrants, the “2025 Warrants”) to purchase up to an aggregate of 36,750 shares of Class A Common Stock (the “2025 Common Warrant Shares” and, together with the 2025 prefunded warrant shares, the “2025 Warrant Shares”). The purchase price of each 2025 share and accompanying 2025 common warrant was $76.68, and the purchase price of each 2025 prefunded warrant and accompanying 2025 common warrant was $76.68. The 2025 Private Placement closed on February 21, 2025, and the Company issued the 2025 shares and executed and delivered the 2025 warrants. The gross proceeds from the 2025 Private Placement were approximately $2.8 million, before deducting placement agent fees and other private placement expenses. Each 2025 prefunded warrant has an initial exercise price of $0.0036 per share (subject to adjustments as set forth therein), is immediately exercisable upon issuance and will expire when exercised in full. Each 2025 common warrant has an initial exercise price of $76.68 per share (subject to adjustments as set forth therein), is exercisable six months following the date of issuance and will expire five and a half years from the date of issuance. Pursuant to the Purchase Agreement, the Company filed a registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”) on April 7, 2025 to register the resale of the 2025 Shares and the 2025 prefunded warrant shares. The Registration Statement was declared effective by the SEC on April 24, 2025. Through December 31, 2025, the holders exercised all of the prefunded warrants.
September 2025 Registered Direct Offering

On September 23, 2025, the Company entered into a placement agency agreement with a placement agent and a securities purchase agreement with certain purchasers, pursuant to which the Company issued and sold, in a registered direct offering, an aggregate of 37,037 shares of the Company’s Class A common stock at a price of $108.00 per share. The offering closed on September 24, 2025. The gross proceeds to the Company were approximately $4.0 million, before deducting the Placement Agent’s fees and other offering expenses payable by the Company.

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

During the year ended December 31, 2025, the Company sold 69,659 shares of its Class A Common Stock under the ATM Program for gross proceeds of approximately $1.06 million. The Company paid the sales agent commissions of 3.0% of the gross proceeds, totaling approximately $0.03 million. In addition, the Company incurred professional and other offering expenses of approximately $0.37 million related to the ATM Program. After deducting commissions and offering expenses, the Company received net proceeds of approximately $0.66 million. As of January 21, 2026, the Company sold the remaining shares available under the “at the market offering” program (“ATM Program”). In total, the Company sold 408,276 shares of Class A Common Stock under the program for aggregate proceeds of approximately $4.6 million, after deducting sales agent commissions of $0.14 million but before offering expenses, thereby fully exhausting the capacity of the program.
Warrants
The Company had equity warrants outstanding of 13,847 and 24,883 as of June 30, 2026 and December 31, 2025, respectively.
NOTE 12 – STOCK COMPENSATION
The Company has issued grants under two equity incentive plans, both of which have been approved by the Company’s shareholders: (i) the 2014 Equity Incentive Plan, as amended (the “2014 Plan”), pursuant to which a total of 4,438 shares of the Company’s Class A common stock have been approved for issuance, and (ii) the 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which a total of 3,472 shares of the Company’s Class A common stock have been approved for issuance. Upon approval of the 2021 Plan in September 2021, any shares remaining available for issuance under the 2014 Plan were cancelled, and all future grants were issued under the 2021 Plan. The 2021 Plan allows for issuance of shares of our Class A common stock, whether through restricted stock, restricted stock units, options, stock appreciation rights or otherwise, to the Company’s officers, directors, employees, and consultants. Prior to the second quarter of 2023, the Company had issued 4,305 shares under the 2021 Plan such that the Company was over the authorized share number.
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
There was no stock option activity during the six months ended June 30, 2026. As of June 30, 2026, 22 stock options were outstanding and exercisable.

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
The following is a summary of the RSU activities during the six months ended June 30, 2026:

Number of Units
Outstanding, December 31, 2025	117
Granted	—
Vested	(52)
Forfeited	(5)
Outstanding, June 30, 2026	60
Warrants
The following is a summary of the warrant activities for warrants to purchase Class A common stock during the six months ended June 30, 2026:

Number of Units
Outstanding, December 31, 2025	24,883
Granted	0
Exercised	(12,250)
Increase in warrant shares from anti-dilution adjustment	1,214
Outstanding, June 30, 2026	13,847
Exercisable, June 30, 2026	13,847
Stock Compensation Expense
Long-term incentive plan

On August 15, 2024, the Company granted a long-term incentive plan (LTIP) cash award pursuant to its 2021 Equity Incentive Plan to members of the Company’s Board of Directors and senior management. The amount of each award earned will depend on the performance of the Company relative to certain performance targets related to share price appreciation of the Company’s Class A common stock during the respective performance cycles. The LTIP awarded to the Company’s Board of Directors have a performance period ended on March 31, 2026, whereas the LTIP awarded to senior management have three consecutive 12-month performance periods ending June 30, 2025, June 30, 2026, and June 30, 2027. The target payout under the LTIP awarded to the Board of Directors and senior management is $0.4 million and $0.1 million, respectively. If the Company’s performance relative to the performance goal during the performance cycle is not equal to the performance target, the target Cash LTIP Award will be adjusted based on actual performance. Consequently, the actual payout under the LTIP awarded to the Board was $86 thousand for the performance period ended on March 31, 2026, due to the change in stock price. At no time during the performance cycle shall the payout be less than 1/3 or exceed 3 times the target cash LTIP Award, unless a change in control has occurred. Cash payments are subject to the Company’s compliance with all covenants contained in the Company’s credit facilities in effect at the conclusion of each performance cycle. $50 thousand of the LTIP payout in the six months ended June 30, 2026 was attributable to executive departures. An additional $86 thousand of the LTIP payout in the six months ended June 30, 2026 was attributable to the LTIP awarded to the Board for the performance period ended March 31, 2026. As amounts earned for the awards are based on changes in the Company’s stock price, the Company will recognize a liability for compensation cost each reporting period based on the fair value as of each reporting date proportionally with the elapsed time at each reporting period. The liability is recognized in other short-term liabilities in the consolidated balance sheets. The Company used a Model Monte Carlo Simulation model to determine the fair value of the LTIP as of June 30, 2026 to be $101 thousand. Key inputs to the valuation of the awards include the stock price as of the award effective date and the valuation date, the discount rate, and historical volatility in the Company’s stock price.

June 30, 2026
Market value of common stock on measurement date	$4.71
Risk free interest rate (1)	3.85%
Expected life in years	1.00
Expected volatility (2)	111%

(1)The risk-free interest rate was determined using the applicable (six month) Treasury Bill as of the measurement date.
(2)The historical trading volatility was based on historical fluctuations in stock price for Boxlight.
For the three and six months ended June 30, 2026 and 2025, the Company recorded the following stock compensation in general and administrative expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$—	$5	$—	$12
Restricted stock units	4	67	36	133
Equity based warrants	—	—	—	30
Long-term incentive plan	45	107	176	173
Total stock compensation expense	$49	$179	$212	$348
As of June 30, 2026, there was approximately $0.14 million of unrecognized compensation expense related to unvested options and RSUs, which will be amortized over the remaining vesting period.
NOTE 13 – RELATED PARTY TRANSACTIONS
Management Agreement
On November 1, 2022, the Company entered into a consulting agreement with Mark Elliott, former Chief Executive Officer of Boxlight and a current member of the Board of Directors. Under the terms of the agreement, Mr. Elliott is to provide sales, marketing, management and related consulting services to assist the Company in sourcing and entering into agreements with one or more customers to provide products and services for specified school districts. The Company will pay Mr. Elliott a fixed payment of $4 thousand per month and commissions equal to 15% of gross profit derived by the Company based on total purchase order revenue. The agreement, unless cancelled, will automatically renew on December 31, 2026. For the three months ended June 30, 2026 and 2025, the Company paid $81 thousand and $3 thousand under the agreement, respectively. For the six months ended June 30, 2026 and 2025, the Company paid $127 thousand and $39 thousand under the agreement, respectively.
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
On January 4, 2024, Mr. Pope’s employment with the Company terminated. In accordance with the Management Agreement, Mr. Pope is expected to continue providing consulting services to the Company for the subsequent 13 months. For the six months ended June 30, 2025, the Company paid $43 thousand under the agreement. Mr. Pope currently serves as the Executive Chairman of the Company.
Inventory Finance Agreement
On May 27, 2025, the Company entered into an Inventory Finance Agreement with J.J. Astor & CO., a Utah corporation (“J.J Astor”). Michael Pope is the chief executive officer of J.J Astor, which is beneficially owned, directly or indirectly, by a private investment fund managed by Mr. Pope.
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
Under the Restated Agreement, J.J. Astor may elect from time to time to convert all or a portion of the amounts owed by the Company into shares of the Company’s common stock, par value $0.0001 per share. J.J. Astor can require the Company to register any such shares for public resale with the Securities & Exchange Commission.
On April 1, 2026, we entered into an amendment to the inventory finance agreement, pursuant to which $556,200 of the outstanding balance was converted into 100,000 shares of common stock (the “Conversion Shares”) at a conversion price of $5.562 per share. The amendment also increased the aggregate Maximum Inventory Purchase Amount available under the agreement from $9.0 million to $10.0 million. Further, the parties agreed that, if the aggregate proceeds from the sale of the Conversion Shares are less than $556,200, the Company shall pay the shortfall in cash within five trading days. Michael Pope, Chairman of the Company’s Board of Directors, and its former president and chief executive officer, is the chief executive officer of J.J. Astor. J.J. Astor is beneficially owned, directly or indirectly, by a private investment fund managed by Mr. Pope.

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

Purchase Commitments
The Company is legally obligated to fulfill certain purchase commitments made to vendors that supply materials used in the Company’s products. As of June 30, 2026, the total amount of such open inventory purchase orders was $18.7 million.
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

As of June 30, 2026 and December 31, 2025, the aggregate outstanding obligation under this arrangement was $2.6 million and $3.7 million, respectively, recorded as related party accounts payable on our consolidated balance sheet. This arrangement represents a form of short-term inventory financing and exposes us to material liquidity, cash flow, and operational risks.
NOTE 15 – CUSTOMER AND SUPPLIER CONCENTRATION
There was no customer that accounted for greater than 10% of the Company’s consolidated revenues for the six months ended June 30, 2026 and 2025.
For the six months ended June 30, 2026 and 2025, the Company’s purchases were concentrated primarily with two vendors. Details are as follows:

Vendor	Total purchases from the vendor as a percentage of total cost of revenues for the six months ended June 30, 2026	Accounts payable to the vendor as of June 30, 2026 (in thousands)	Total purchases from the vendor as a percentage of total cost of revenues for the six months ended June 30, 2025	Accounts payable to the vendor as of June 30, 2025 (in thousands)
1	34.0%	$4,268	13.1%	$3,498
2	10.0%	$3,683	—%	$—
The Company believes that alternative suppliers are available if the referenced vendors become unavailable or no longer competitive.

NOTE 16 – SEGMENTS
Information about our Company’s operations by operating segment is shown in the following tables (in thousands):

	For the three months ended June 30, 2026
	Americas	EMEA	Rest of World	Eliminations and Adjustments	Total

Revenues, net	$13,288	$12,982	$363	$(715)	$25,918
less (2)
Cost of sales	5,148	8,251	179	(574)	13,004
Segment gross profit	8,140	4,731	184	(141)	12,914

less (2)
General and administrative expenses	3,852	4,385	121	—	8,358
Depreciation and amortization	640	1,937	—	—	2,577
Research and development expenses	882	208	—	(148)	942
Interest expense	1,060	—	—	—	1,060
Income tax benefit (expense)	(417)	154	—	—	(263)
Other segment items (3)	(36)	(5)	(10)	(218)	(269)
Net Income (Loss)	$2,159	$(1,948)	$73	$225	$509

	For the six months ended June 30, 2026
	Americas	EMEA	Rest of World	Eliminations and Adjustments	Total

Revenues, net	$20,812	$28,143	$605	$(1,200)	$48,360
less (2)
Cost of sales	11,078	18,058	292	(921)	28,507
Segment gross profit	9,734	10,085	313	(279)	19,853

less (2)
General and administrative expenses	7,734	8,764	211	—	16,709
Depreciation and amortization	1,275	3,858	—	—	5,133
Research and development expenses	1,766	417	—	(305)	1,878
Interest expense	2,334	—	—	—	2,334
Income tax benefit (expense)	(1,065)	417	—	—	(648)
Other segment items (3)	(14)	593	(10)	(106)	463
Net Income (Loss)	$(2,296)	$(3,964)	$112	$132	$(6,016)
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

	For the three months ended June 30, 2025
	Americas	EMEA	Rest of World	Eliminations and Adjustments	Total

Revenues, net	$15,785	$15,378	$275	$(586)	$30,852
less (2)
Cost of sales	10,008	10,406	114	(466)	20,062
Segment gross profit	5,777	4,972	161	(120)	10,790

less (2)
General and administrative expenses	7,083	3,798	102	—	10,983
Depreciation and amortization	658	1,933	—	—	2,591
Research and development expenses	1,100	202	—	(174)	1,128
Interest expense	2,473	98	—	—	2,571
Income tax expense	577	(303)	—	—	274
Other segment items (3)	301	(1,930)	3	(412)	(2,038)
Net Income (Loss)	$(6,415)	$1,174	$56	$466	$(4,719)

	For the six months ended June 30, 2025
	Americas	EMEA	Rest of World	Eliminations and Adjustments	Total

Revenues, net	$25,673	$28,081	$592	$(1,071)	$53,275
less (2)
Cost of sales	15,073	19,867	239	(737)	34,442
Segment gross profit	10,600	8,214	353	(334)	18,833

less (2)
General and administrative expenses	11,328	7,034	197	—	18,559
Depreciation and amortization	1,319	3,735	—	—	5,054
Research and development expenses	2,040	390	—	(390)	2,040
Interest expense	4,840	218	—	—	5,058
Income tax expense	564	(440)	—	—	124
Other segment items (3)	(1,045)	(2,623)	3	(375)	(4,040)
Net Income (Loss)	$(8,446)	$(100)	$153	$431	$(7,962)
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

	June 30, 2026	December 31, 2025
Identifiable Assets
Americas	$40,301	$40,329
EMEA	42,620	55,833
Rest of World	1,429	1,381
Total Identifiable Assets	$84,350	$97,543
NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2026, through August 14, 2026, the date the condensed consolidated financial statements were available to be issued.

Nasdaq Notice of Non-Compliance with Continued Listing Requirement

On July 1, 2026, the Company received written notice from the Listing Qualifications Staff of The Nasdaq Stock Market LLC that it is not in compliance with the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b). As a result, the Company’s securities are subject to suspension and delisting unless it timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”).

The Company requested a hearing before the Panel, which was held on August 13, 2026. The Company believes it has since regained compliance with the applicable listing standard and presented its position to the Panel at the hearing.

As of the date of this Quarterly Report, the Company has not been delisted from Nasdaq and continues to await a formal written decision from the Panel, which is expected within approximately three weeks of the hearing date. There can be no assurance that the Panel will grant continued listing, and the Company’s common stock remains subject to potential delisting pending the Panel’s determination.

On July 23, 2026, at the Company’s reconvened Annual Meeting of Shareholders, shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Class A common stock from 694,445 shares to 55,000,000 shares. The amendment provides the Company with additional flexibility for future corporate purposes, subject to applicable law, Nasdaq listing requirements, and Board approval.

CFO Transition

On July 30, 2026, Ryan Zeek notified the Board of Directors of his resignation as Chief Financial Officer of the Company, effective August 17, 2026. Mr. Zeek’s resignation was voluntary and was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices; he has agreed to provide limited transition support through September 30, 2026. In connection with his departure, the Board appointed Jennifer Grabow, the Company’s former Controller, as interim Chief Financial Officer, effective August 16, 2026, to serve until a permanent successor is appointed, pursuant to an interim appointment agreement dated August 3, 2026 providing for an annual base salary of $210,000 and eligibility for a quarterly performance based bonus. Ms. Grabow’s interim designation is subject to mutual review at the 90-day mark on November 16, 2026.

Series D Convertible Preferred Stock Financing

On August 5, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the purchasers (collectively, the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers an aggregate of 937,500 shares of the Company’s newly designated Series D Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), at a purchase price of $8.00 per share, each share having a stated value of $10.00, reflecting a 20% original issue discount (“OID”). The Preferred Stock is convertible into shares of the Company’s Class A Common Stock, par value $0.0001 per share (the “Common Stock”), in accordance with the terms of the Certificate of Designation.

The Company agreed to issue and sell the Preferred Stock in two tranches: Tranche One, in the amount of $5,500,000 (687,500 shares of Preferred Stock), payable on or before the Closing Date; and Tranche Two, in the amount of

$2,000,000 (the “Effectiveness Tranche Amount”) (250,000 shares of Preferred Stock), payable upon effectiveness of the resale registration statement, subject to a 60-calendar-day outside date and to the Company obtaining the Required Stockholder Approvals and remaining current in its SEC reporting obligations.

In connection with the closing of the transaction, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada pursuant to NRS 78.1955, establishing up to 937,500 shares of Series D Convertible Preferred Stock. The Preferred Stock ranks senior to the Company’s Class A Common Stock and Class B Common Stock with respect to liquidation distributions, does not accrue dividends in the ordinary course, and is convertible at any time after the Initial Issuance Date at a conversion price generally based on a discount to recent market prices, subject to an applicable floor price, a 4.99% beneficial ownership limitation, and (absent the Required Stockholder Approvals) a 19.99% exchange cap under Nasdaq Listing Rule 5635(d). Upon the occurrence of a Dividend Trigger Event, a cumulative Default Dividend at a rate of 20% per annum accrues on the stated value of the outstanding Preferred Stock, payable monthly solely in kind.

Equity Purchase Agreement (Equity Line of Credit)

Concurrently with the closing of the transaction, the Company entered into an Equity Purchase Agreement, dated August 5, 2026, with the Investor identified on the signature page thereto (the “Investor”), establishing an equity line facility under which the Company may sell to the Investor up to $15,000,000 (the “Maximum Commitment Amount”) of shares of the Company’s Class A Common Stock over a 36-month commitment period, at a purchase price equal to 95% of the applicable market price, subject to the Maximum Regular Put Amount and Maximum Intraday Put Amount and a 4.99% beneficial ownership limitation (subject to adjustment up to 9.99% upon 61 days’ prior notice).

In connection with the Equity Purchase Agreement, the Company approved a form of Pre-Funded Warrant to purchase shares of Class A Common Stock, which the Investor may elect to receive in lieu of Commitment Shares (including True-Up Commitment Shares). The Pre-Funded Warrants carry a nominal exercise price of $0.0001 per share, are exercisable at any time until exercised in full with no fixed expiration date, permit cashless exercise, and are subject to a 4.99% beneficial ownership limitation (subject to adjustment up to 9.99% upon 61 days’ prior notice).

Registration Rights Agreement; Lock-Up Agreements; Placement Agent Agreement

In connection with the Securities Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement, dated August 5, 2026, pursuant to which the Company agreed to file an initial resale registration statement within 30 calendar days of the Closing Date and to use its best efforts to have it declared effective within 60 calendar days of the Closing Date. The Company’s directors, executive officers, and certain stockholders entered into Lock-Up Agreements, dated August 5, 2026, restricting transfers of Common Stock for 180 calendar days following the Closing Date. The Company also entered into a Placement Agent Agreement, dated August 5, 2026, with RBW Capital Partners LLC and Dawson James Securities, Inc., pursuant to which the Company agreed to pay a cash fee equal to 7.0% of aggregate gross proceeds from the Placement and 2.0% of amounts drawn under the Equity Purchase Agreement.

Nasdaq Listing Compliance

In August 2026, the Company completed an equity raise of $4.8 million, net of fees, and used a portion of the proceeds to repay approximately $2.25 million of principal and $0.14 million of prepayment penalty under its WhiteHawk Credit Agreement. As a result, the Company regained compliance with Nasdaq’s $2.5 million Shareholders’ Equity Listing Requirement for continued listing on The Nasdaq Capital Market pursuant to Listing Rule 5550(b)(1) (the “Equity Rule”). The Company is awaiting Nasdaq’s formal determination that it has evidenced compliance with the Equity Rule.
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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis and Results of Operations, the “Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions, and are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
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
Overview
We are a technology company that is seeking to become a worldwide leading innovator and integrator of interactive products and software for schools, education, business, and government interactive spaces. We currently design, produce and distribute interactive displays, collaboration software, supporting accessories and professional services. We also distribute science, technology, engineering, and math (or “STEM”) products, including a robotics and coding system, 3D printing solution and portable science lab. The Company’s products are integrated into its software suite that provides tools for presentation creation and delivery, assessment, and collaboration.
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
We have also implemented a comprehensive plan to reach and maintain profitability from our core business operations. Highlights of the plan include:
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
Income tax expense
We are subject to income taxes in the jurisdictions in which we do business, including the United States, Canada, United Kingdom, Mexico, Sweden, Finland, Holland, Australia, Denmark and Germany. The United Kingdom, Mexico, Sweden, Finland, Holland, Germany, Australia, Canada, and Denmark have a statutory tax rate different from that of the United States. Additionally, certain jurisdictions of the Company’s international earnings are also taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the absorption of foreign tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.
Operating Results – Boxlight Corporation
For the three-month periods ended June 30, 2026 and 2025
Revenues. Total revenues for the three months ended June 30, 2026 were $25.9 million as compared to $30.9 million for the three months ended June 30, 2025, resulting in a 16.0% decrease. The decrease in revenues was driven by lower sales of audio units as we transition buyers to our recently launched and award winning Symphonic line of products. The slow down is expected to be temporary.
Cost of Revenues. Cost of revenues for the three months ended June 30, 2026 were $13.0 million as compared to $20.1 million for the three months ended June 30, 2025, resulting in a 35.2% decrease. The decrease in cost of revenues was attributable to the decrease in units sold and a $2.8 million tariff refund that offset cost of revenues.
Gross Profit. Gross profit for the three months ended June 30, 2026 was $12.9 million as compared to $10.8 million for the three months ended June 30, 2025, an increase of 19.7%. Gross profit margin was 49.8% for the three months ended June 30, 2026 and 35.0% for the three months ended June 30, 2025. The increase in gross profit margin was primarily driven by the $2.8 million in tariff refunds, which reduced current year quarter cost of revenues. Excluding the $2.8 million tariff refund, gross profit margin for the three months ended June 30, 2026 would have been approximately 38.9%, reflecting the non-recurring nature of the refund.
General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2026 were $8.4 million, representing 32.2% of revenue as compared to $11.0 million representing 35.6% of revenue for the three months ended June 30, 2025. The decrease in general and administrative expenses for the period ended June 30, 2026 was due to a decreases of $1.5 million in other expenses, a decrease of $0.4 million in professional fees, a decrease of $0.2 million in employee related expenses, a decrease of $0.2 million in sales and marketing expenses, a decrease of $0.2 million in contract and consulting expenses, and a $0.1 million decrease in occupancy expenses.
Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended June 30, 2026 were $2.6 million, representing 9.9% of revenue as compared to $2.6 million representing 8.4% of revenue for the three months ended June 30, 2025.
Research and Development Expenses. Research and development expenses for the three months ended June 30, 2026 and 2025 were $0.9 million and $1.1 million, respectively and represented 3.6% and 3.7% of revenue, respectively. Research and development expense primarily consists of costs associated with the development of proprietary technology. The decrease was attributable to the streamlining of research and development expenses.
Other Expense. Other expense, net for the three months ended June 30, 2026 was $0.8 million as compared to $0.5 million for the three months ended June 30, 2025, representing an increase of $0.3 million. The increase in other expense was primarily driven by a $2.0 million change in unrealized foreign exchange adjustment and a $0.1 million increase in losses from change in fair value of derivative liabilities, offset by a $1.5 million decrease in interest expense on our term loan and a $0.3 million decrease in losses from change in fair value of common warrants.
Net Income (Loss). Net income was approximately $0.5 million for the three months ended June 30, 2026, and the net loss was approximately $4.7 million for the three months ended June 30, 2025, respectively, and was a result of the changes noted above.
For the six-month periods ended June 30, 2026 and 2025
Revenues. Total revenues for the six months ended June 30, 2026 were $48.4 million as compared to $53.3 million for the six months ended June 30, 2025, resulting in a 9.2% decrease. The decrease in revenues was driven by lower sales volume in the audio segment.
Cost of Revenues. Cost of revenues for the six months ended June 30, 2026 were $28.5 million as compared to $34.4 million for the six months ended June 30, 2025, resulting in a 17.2% decrease. The decrease in cost of revenues was attributable to the decrease in units sold and a $2.8 million tariff refund that offset cost of revenues.
Gross Profit. Gross profit for the six months ended June 30, 2026 was $19.9 million as compared to $18.8 million for the six months ended June 30, 2025, a increase of 5.4%. Gross profit margin was 41.1% for the six months ended June 30, 2026 and 35.4% for the six months ended June 30, 2025. The increase in gross profit margin was primarily driven by the $2.8 million in tariff refunds, which reduced current year cost of revenues. Excluding the $2.8 million tariff refund, gross profit margin for the six months ended June 30, 2026 would have been approximately 35.2%, reflecting the non-recurring nature of the refund.
General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2026 were $16.7 million, representing 34.6% of revenue as compared to $18.6 million representing 34.8% of revenue for the six months ended June 30, 2025. The decrease in general and administrative expenses for the period ended June 30, 2026 was due to a decreases of $1.1 million in other expenses, a decrease of $0.4 million in contract and consulting expenses, a decrease of $0.2 million in employee related expenses, a decrease of $0.1 million in sales and marketing expenses, and a $0.1 million decrease in occupancy expenses.
Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended June 30, 2026 were $5.1 million, representing 10.6% of revenue as compared to $5.1 million representing 9.5% of revenue for the six months ended June 30, 2025.
Research and Development Expenses. Research and development expenses for the six months ended June 30, 2026 and 2025 were $1.9 million and $2.0 million, respectively and represented 3.9% and 3.8% of revenue, respectively. Research and development expense primarily consists of costs associated with the development of proprietary technology. The decrease was attributable to the streamlining of research and development expenses.
Other Expense. Other expense, net for the six months ended June 30, 2026 was $2.8 million as compared to $1.0 million for the six months ended June 30, 2025, representing an increase of $1.8 million. The increase in other expense was primarily driven by a $3.3 million change in unrealized foreign exchange adjustment, a $1.7 million decrease in gains from change in fair value of common warrants, and a $0.1 million increase in losses from change in fair value of derivative liabilities, offset by a $2.7 million decrease in interest expense on our term loan and a $0.6 million decrease in the loss on warrant issuance.
Net Loss. Net loss was approximately $6.0 million and $8.0 million for the six months ended June 30, 2026 and 2025, respectively, and was a result of the changes noted above.

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
The following table contains reconciliations of net income (loss) to EBITDA and adjusted EBITDA for the periods presented:

(in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net Income (Loss)	$509	$(4,719)	$(6,016)	$(7,962)
Depreciation and amortization	2,577	2,591	5,133	5,054
Interest expense	1,060	2,571	2,334	5,058
Income tax (benefit)	(262)	274	(648)	124
EBITDA	$3,884	$717	$803	$2,274
Stock compensation expense	49	179	212	348
Change in fair value of derivative liabilities	122	42	154	51
Change in fair value of common warrants	—	251	—	(1,685)
Loss on warrant issuance	—	—	—	578
Purchase accounting impact of fair valuing deferred revenue	—	84	—	203
Severance charges	9	—	60	57
Adjusted EBITDA	$4,064	$1,273	$1,229	$1,826

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
Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of $4.3 million, a negative working capital balance of $4.0 million, and a current ratio of 0.94. As of June 30, 2025, we had $7.6 million of cash and cash equivalents, a negative working capital balance of $0.5 million, and a current ratio of 0.99. The change in net working capital was attributable to the reclassification of the our term loan from long-term to short-term debt, resulting from its maturity occurring within twelve months of June 30, 2026.
For the six months ended June 30, 2026 and 2025, we had net cash used in operating activities of $7.5 million and $5.8 million, respectively. Cash used in operating activities primarily relates to net loss for the six months ended June 30, 2026 as well as changes in working capital management. We had net cash used in investing activities of $75 thousand and $159 thousand for the six months ended June 30, 2026 and 2025, respectively. Cash used in investing activities is related to purchases of property and equipment. For the six months ended June 30, 2026 and 2025, we had net cash provided by financing activities of $3.1 million and $6.1 million, respectively. Cash provided by financing activities in the six months ended June 30, 2026 is primarily related to proceeds from the At-the-Market offering program of $3.7 million.
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
As of June 30, 2026, the Company had approximately $32.2 million of indebtedness outstanding under its Credit Agreement with Whitehawk Capital Partners, LP, as Collateral Agent, and Whitehawk Finance LLC, as Lender.
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
Most significantly, on December 18, 2025, the Company entered into the Eleventh Amendment. The Eleventh Amendment extended the final maturity date of the loans from December 31, 2025, to April 1, 2027, suspended mandatory quarterly amortization payments through June 30, 2026, and replaced the Senior Leverage Ratio financial covenant with a Minimum Consolidated Adjusted EBITDA covenant commencing with the quarter ending March 31, 2026. The Company is also required to maintain qualified cash of at least $1.5 million. The Company is also required to meet Borrowing Base covenants with allowed over advance for the month ending December 31, 2025, $4,000,000; for the month ending January 31, 2026, $4,500,000; for the month ending February 28, 2026, $5,500,000 and from and after the month ending March 31, 2026 (and each Fiscal Month thereafter), $4,000,000 (the “Permitted Over Advance”). The Eleventh Amendment includes revised mandatory prepayment provisions requiring 50% (or 100% if in default) of net cash proceeds from equity offerings and certain debt to be applied to loan prepayments, with up to $5.0 million allocable for working capital and general corporate purposes.

Pursuant to the March 2026 Forbearance Agreement, the Lenders waived the underlying borrowing base defaults for January and February 2026. Pursuant to the May 2026 Forbearance Agreement, the Lenders granted a limited waiver of the borrowing base and Minimum Consolidated Adjusted EBITDA defaults for the periods ended March 31, 2026 and April 30, 2026. Pursuant to the August 2026 Forbearance Agreement, the Lenders granted a limited waiver of the borrowing base and Minimum Consolidated Adjusted EBITDA defaults for the periods ended May 31, 2026, June 30, 2026, and July 31, 2026. As of June 30, 2026, the debt outstanding from Boxlight to Whitehawk is classified as short-term debt.
Pursuant to the August 2026 Forbearance Agreement, the mandatory quarterly amortization payments on the initial term loan remain suspended through September 30, 2026, with the first payment due on December 31, 2026. In addition, the August 2026 Forbearance Agreement amended the Credit Agreement’s mandatory prepayment provisions to require that 50% (or 100% if an Event of Default exists) of net cash proceeds from subordinated indebtedness in addition to equity issuances be applied to prepay the Credit Agreement loan, with any retained proceeds restricted from being used to make payments on equity interests, redeemable preferred stock, or subordinated indebtedness.

In August 2026, the Company completed an equity raise, the proceeds of which were required to be applied to repay a portion of the outstanding Whitehawk Credit Agreement loan, resulting in a principal repayment of approximately $2.25 million and a prepayment penalty of $0.14 million.
Capital Raise
In September 2025, the Company completed a registered direct offering of 37,037 shares of Class A common stock at $108.00 per share, generating approximately $4.0 million in gross proceeds. Net proceeds were used for working capital and debt reduction pursuant to the Company’s agreement with its senior lender. This offering was conducted through the Company’s effective shelf registration statement on Form S-3.
In December 2025 and until exhaustion of the “at the market” equity offering program (“ATM Program”) in January 2026 the Company has shown the ability to raise capital to fund operations. Past success is not indicative of future results and the Company has evaluated the going concern consideration as such.
On August 5, 2026, the Company entered into a Securities Purchase Agreement with the purchasers identified therein (the "Purchasers"), pursuant to which the Company agreed to sell an aggregate of 937,500 shares of Series D Convertible Preferred Stock, par value $0.0001 per share (the "Preferred Stock"), at a purchase price of $8.00 per share, each share having a stated value of $10.00, reflecting a 20% original issue discount. The Preferred Stock was issued in two tranches: Tranche One, in the amount of $5,500,000 (687,500 shares), payable on or before the Closing Date; and Tranche Two, in the amount of $2,000,000 (250,000 shares), payable upon effectiveness of the resale registration statement, subject to a 60-calendar-day outside date and to the Company obtaining the Required Stockholder Approvals and remaining current in its SEC reporting obligations.

Concurrently, the Company entered into an Equity Purchase Agreement establishing an equity line facility under which the Company may sell to the Investor up to $15,000,000 of shares of Class A Common Stock over a 36-month commitment period, at a purchase price equal to 95% of the applicable market price.
Tariff Environment
On February 20, 2026, the Supreme Court of the United States ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs, effectively invalidating IEEPA-based tariffs that had been in effect since February 2025. The administration subsequently enacted new tariffs under alternative statutory authority. Accordingly, although the specific tariffs previously imposed under IEEPA have been invalidated, the overall tariff environment remains subject to ongoing change. Following the Supreme Court’s February 20, 2026 ruling and the subsequent March 4, 2026 order from the Court of International Trade directing U.S. Customs and Border Protection (CBP) to refund IEEPA amounts collected (with interest), the Company applied for and received approval from CBP for a $2.9 million refund related to IEEPA tariffs and interests as of June 30, 2026. This approved refund was recorded as a reduction to Cost of Sales for the quarter ended June 30, 2026. As of June 30, 2026, the Company had received $1.3 million in deposits related to IEEPA tariffs and recorded a non-trade receivable of $1.6 million for the remaining approved refund excluding interest. The Company received the full amount of the remaining approved refund into its bank account during the first week of July 2026.
The Company’s diversified supply chain and global revenue base have historically provided a degree of insulation from direct tariff impacts. The elimination of these tariffs is expected to reduce input cost pressures and improve the purchasing environment for the Company’s education and government customers. We will continue to monitor developments and update our disclosures as circumstances evolve.
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
To address our near-term liquidity needs, we are pursuing an equity line of credit (the “ELOC”) providing for a maximum aggregate commitment of up to $15 million over a period of up to 24 months. On June 2, 2026, at the Company’s 2026 Annual Meeting of Stockholders, stockholders approved the future issuance of Class A common stock (and/or convertible securities) equal to 20% or more of outstanding shares in a non-public transaction, in accordance with Nasdaq Listing Rule 5635(d), clearing the way for a planned equity line of credit (“ELOC”) of up to $15.0 million. On June 22, 2026, the Company effected a 1-for-6 reverse stock split of its Class A common stock, which proportionately reduced authorized shares of Class A common stock to 694,445. A related proposal to increase authorized Class A shares to 55,000,000 (on a post-split basis) did not receive the requisite approval at the Annual Meeting and was adjourned; at a reconvened meeting held July 23, 2026, stockholders approved the amendment, increasing authorized Class A shares from 694,445 to 55,000,000. We intend to use the proceeds for general working capital purposes, pay down outstanding debt to Whitehawk and to support the commercialization of our Symphony product line, expected to be available in the second half of 2026. We expect to execute the ELOC and file a registration statement on Form S-1 on or before September 30, 2026.

There can be no assurance that we will execute the ELOC on the terms described or at all. If we are unable to obtain sufficient funding, we may need to reduce or cease operations or pursue other strategic options.
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

At-the-Market Offering (“ATM Program”)

During the year ended December 31, 2025, the Company raised approximately $0.66 million of net proceeds through sales of its Class A Common Stock under its “at the market” offering program (“ATM Program”). In January 2026, the Company sold the remaining shares available under the “at the market offering” program (“ATM Program”). In total, the Company sold 408,276 shares of Class A Common Stock under the program for aggregate proceeds of approximately $4.6 million, after deducting sales agent commissions of $0.14 million but before offering expenses, thereby fully exhausting the capacity of the program. The proceeds were used for working capital and general operating purposes. See Note 11 – Equity to the consolidated financial statements for additional information regarding the Company’s ATM program.

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

On April 1, 2026, the Company amended its inventory financing arrangement with J.J. Astor & Co., an entity affiliated with Michael Pope, the Company’s Chairman of the Board, pursuant to which $556,200 of outstanding inventory financing obligations was converted into 100,000 shares of Class A common stock at a conversion price of $5.562 per share. The amendment also increased the aggregate Maximum Inventory Purchase Amount available under the agreement from $9.0 million to $10.0 million. Further, the parties agreed that, if the aggregate proceeds from the sale of the Conversion Shares are less than $556,200, the Company shall pay the shortfall in cash within five trading days. Michael Pope, Chairman of the Company’s Board of Directors, and its former president and chief executive officer, is the chief executive officer of J.J. Astor. J.J. Astor is beneficially owned, directly or indirectly, by a private investment fund managed by Mr. Pope.

As of June 30, 2026, the aggregate outstanding obligation under this arrangement was $2.6 million, recorded as related party accounts payable on our consolidated balance sheet. This arrangement represents a form of short-term inventory financing and exposes us to material liquidity, cash flow, and operational risks.

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
Our significant accounting policies are discussed in the notes to the unaudited condensed consolidated financial statements and in Note 1 in the Company’s 2025 Annual Report, which was filed with the SEC on April 15, 2026. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain:
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
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this report (“Evaluation Date”), pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to material weaknesses described in our 2025 Annual Report on Form 10-K, as filed with the SEC on April 15, 2026.
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
Other than the remediation activities described above, there were no changes made in the internal controls over financial reporting for the quarter ended June 30, 2026 that have materially affected our internal control over financial reporting.
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

We may not be able to maintain a listing of our Class A common stock on Nasdaq Capital Market, or Nasdaq

On July 1, 2026, we received written notice from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) that we are not in compliance with the $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b). As a result, our securities are subject to suspension and delisting unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). We timely submitted our hearing request, which stays any further suspension or delisting action on this basis at least pending the conclusion of the hearing and any extension the Panel may grant. There can be no assurance, however, that the Panel will grant continued listing, that any extension period will be sufficient, or that we will be able to demonstrate compliance with the stockholders’ equity requirement within any extension period the Panel may grant.

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

A new Nasdaq listing requirement based on market value could result in the immediate suspension and delisting of our common stock.
On July 22, 2026, the SEC approved a new Nasdaq listing rule that requires companies to maintain a Market Value of Listed Securities (“MVLS”) of at least $5 million. If a company’s MVLS remains below $5 million for 30 consecutive business days, Nasdaq will immediately suspend and move to delist the stock, and a hearing request does not stay that suspension. The Panel may grant up to 180 days if a company demonstrates it meets Nasdaq’s initial listing requirements. Nasdaq has indicated the 30 day period began on July 23, 2026.
As of July 23, 2026, our MVLS was approximately $2.4 million, below the new $5 million threshold. If our MVLS remains below $5 million through September 2, 2026, we would receive a Staff Delisting Determination and our

Class A common stock would become immediately subject to suspension and delisting from Nasdaq, without the cure period generally available for other continued listing deficiencies. While we would retain the right to request review by a Nasdaq Hearings Panel, such a request would not stay the suspension of trading.
On July 30, 2026, the SEC stayed implementation of the rule pending further action by the Commission. As of the date of this Quarterly Report, the stay remains in effect and the 30 consecutive business day measurement period described above is paused. The Company will continue monitoring its market value, evaluating financing alternatives, and assessing strategic options.
We must address these deficiencies to remain listed on Nasdaq. If our common stock is delisted, it could materially and adversely affect the liquidity and market price of our common stock and our ability to raise additional capital.

We have not complied with certain covenants, minimum liquidity and borrowing base requirements under the Credit Agreement and this could cause us to be unable to continue to operate as a going concern.

As of June 30, 2026 we owed $32.2 million to the lender under our Credit Agreement. During 2024 and 2025, we did not comply with certain financial covenants, minimum liquidity requirements, and borrowing base requirements under the Credit Agreement. Although we have obtained waivers and amendments from the lender with respect to these instances of noncompliance, there can be no assurance that we will be able to maintain compliance with the Credit Agreement in the future or that additional waivers or amendments will be available on acceptable terms or at all.

On December 18, 2025, the Company entered into the Eleventh Amendment to the Credit Agreement, which eliminated the Senior Leverage Ratio covenant and replaced it with a Minimum Consolidated Adjusted EBITDA covenant, commencing with the period ending March 31, 2026. Pursuant to the May 2026 Forbearance Agreement, the Lenders granted a limited waiver of the borrowing base and Minimum Consolidated Adjusted EBITDA defaults for the periods ended March 31, 2026 and April 30, 2026. Pursuant to the August 2026 Forbearance Agreement, the mandatory quarterly amortization payments on the initial term loan remain suspended through September 30, 2026, with the first payment due on December 31, 2026. In addition, the August 2026 Forbearance Agreement amended the Credit Agreement’s mandatory prepayment provisions to require that 50% (or 100% if an Event of Default exists) of net cash proceeds from subordinated indebtedness in addition to equity issuances be applied to prepay the Credit Agreement loan, with any retained proceeds restricted from being used to make payments on equity interests, redeemable preferred stock, or subordinated indebtedness.

In August 2026, the Company completed an equity raise, the proceeds of which were required to be applied to repay a portion of the outstanding Whitehawk Credit Agreement loan, resulting in a principal repayment of approximately $2.25 million and a prepayment penalty of $0.14 million.

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

In view of these matters, continuation as a going concern is dependent upon our ability to continue to achieve positive cash flow from operations, obtain waivers or other relief under the Credit Agreement for any future non-

compliance with the Minimum Consolidated Adjusted EBITDA, borrowing base requirements, or any other covenants or requirements under the Credit Agreement, or refinance our Credit Agreement with a different lender. Furthermore, in the event the Lender refuses to grant waivers to avoid a future default, the Lender might accelerate our obligations under the Credit Agreement. In order to satisfy such obligations, we would similarly have to refinance our obligations or seek additional capital, which we might not be able to do on acceptable terms or on a timely basis, or at all. Our ability to refinance our existing debt is based upon credit markets and economic forces that are outside of our control. There can be no assurance that we will be successful in refinancing our debt or raising additional capital, whether on acceptable terms, or on a timely basis, or at all. Furthermore, if we were attempting to refinance our obligations or raise capital in response to an imminent or declared acceleration and default, we might have to do so on an expedited basis, which might further jeopardize our ability to successfully refinance or obtain capital. In the event we fail in any of the efforts described in the preceding sentences, our business may materially suffer or even cease operations.

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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During the six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
3.1	Eleventh Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1 (File No. 333-204811) filed on December 15, 2016).
3.2	Amended and Restated Bylaws, adopted as of April 14, 2026 (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed on April 15, 2026).
3.3
Certificate of Change effecting a 1-for-6 reverse stock split of Boxlight Corporation’s Class A Common Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 22, 2026).

3.4
Certificate of Amendment to the Articles of Incorporation of Boxlight Corporation, increasing authorized Class A Common Stock to 55,000,000 shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 29, 2026).

3.5
Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 11, 2026).

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
10.3
Waiver to Credit Agreement, dated May 11, 2026, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 15, 2026).

10.4	Waiver to Credit Agreement, dated August 10, 2026, between Boxlight Corporation, its subsidiaries, Whitehawk Capital Partners, LP and Whitehawk Finance LLC (filed herewith as Exhibit 10.4).
10.5
Securities Purchase Agreement, dated August 5, 2026, by and among Boxlight Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 11, 2026).

10.6
Registration Rights Agreement, dated August 5, 2026, by and among Boxlight Corporation and the Purchasers party thereto (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 11, 2026).

10.7	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 11, 2026).
10.8	Form of Irrevocable Transfer Agent Instructions (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on August 11, 2026).
10.9
Equity Purchase Agreement, dated August 5, 2026, by and between Boxlight Corporation and the Investor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on August 11, 2026).

10.10	Form of Pre-Funded Warrant to Purchase Class A Common Stock (incorporated by reference to Exhibit 10.7 to the Current Report filed on Form 8-K on August 11, 2026).
10.11
Placement Agent Agreement, dated August 5, 2026, by and among Boxlight Corporation, RBW Capital Partners LLC, and Dawson James Securities, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on August 11, 2026).

10.12
Interim Chief Financial Officer Appointment Agreement, dated August 3, 2026, by and between Boxlight Corporation and Jennifer Grabow (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 4, 2026).

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
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOXLIGHT CORPORATION

August 14, 2026	By:	/s/ Michael R. Pope
Michael R. Pope
Executive Chairman
Principal Executive Officer

August 14, 2026	By:	/s/ Ryan J. Zeek
Ryan J. Zeek
Chief Financial Officer
(Principal financial and accounting officer)